Form 10-Q
period 1997-06-30
METALS USA INC
filed 1997-08-25
CIK 1038363

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                        Commission File Number 333-26601

                                METALS USA, INC.
             (Exact name of Registrant as Specified in its Charter)

                      DELAWARE                          76-0533626
            (State or other jurisdiction             (I.R.S. Employer
          of incorporation or organization)       Identification Number)

                 THREE RIVERWAY, SUITE 600
                      HOUSTON, TEXAS                       77056
         (Address of Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including area code: (713) 965-0990

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock outstanding at August 15, 1997: 21,667,023

================================================================================

                                METALS USA, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
  Item 1.  Financial Statements

    Unaudited Pro Forma Combined Balance Sheet at June 30, 1997...........   3
    Unaudited Pro Forma Combined Statements of Operations for the
     three and six months ended June 30, 1996 and 1997....................   4
    Balance Sheets of Metals USA, Inc. at December 31, 1996 and
     June 30, 1997........................................................   5
    Statements of Operations of Metals USA, Inc. for the three and
     six months ended June 30, 1996 and 1997..............................   6
    Statements of Cash Flows of Metals USA, Inc. for the three and
     six months ended June 30, 1996 and 1997..............................   7
    Condensed Notes to Financial Statements...............................   8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  11

PART II. - OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................  16
  Item 5.  Other Information..............................................  16
  Item 6.  Exhibits and Reports on Form 8-K...............................  16
  Signatures..............................................................  17

                                METALS USA, INC.

                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)

                                                                       June 30,
                                                                         1997
                                                                      ---------
                               ASSETS
Cash ...........................................................      $  13,976
Accounts receivable ............................................         50,717
Inventory ......................................................         75,708
Prepaid expenses and other .....................................          3,525
                                                                      ---------
  Total current assets .........................................        143,926
Property and equipment, net ....................................         27,658
Goodwill .......................................................         82,845
Other ..........................................................          3,664
                                                                      ---------
                                                                      $ 258,093
                                                                      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...............................................      $  31,387
Accrued liabilities ............................................          5,018
Income taxes payable ...........................................            135
Current portion of long-term debt ..............................           --
Other ..........................................................            522
                                                                      ---------
  Total current liabilities ....................................         37,062
Long-term debt .................................................         82,262
Deferred income taxes ..........................................          6,104
Other ..........................................................            691
                                                                      ---------
  Total liabilities ............................................        126,119
                                                                      ---------

Stockholders' equity:
  Preferred stock ..............................................           --
  Common stock .................................................            208
  Additional paid-in capital ...................................        141,390
  Retained deficit .............................................         (9,624)
                                                                      ---------
    Total stockholders' equity .................................        131,974
                                                                      ---------
                                                                      $ 258,093
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                METALS USA, INC.

              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                              ----------------------------    ----------------------------
                                                  1997            1996            1997            1996
                                              ------------    ------------    ------------    ------------
Net sales .................................   $    113,588    $    101,233    $    218,971    $    195,442
Costs and expenses:
  Cost of sales ...........................         87,373          76,081         168,623         147,408
  Operating and delivery ..................         12,290          11,064          23,947          21,303
  Selling, general and administrative .....          5,995           6,493          12,199          12,211
  Depreciation and amortization ...........          1,446           1,390           2,936           2,770
                                              ------------    ------------    ------------    ------------

Operating income ..........................          6,484           6,205          11,266          11,750

Interest expense ..........................          1,426           1,187           2,723           2,270
Other .....................................            (21)            (58)           (118)           (233)
                                              ------------    ------------    ------------    ------------
Income before income taxes ................          5,079           5,076           8,661           9,713
Provisions for income taxes ...............          2,250           2,287           3,896           4,329
                                              ------------    ------------    ------------    ------------
Net income ................................   $      2,829    $      2,789    $      4,765    $      5,384
                                              ============    ============    ============    ============

Earnings per share ........................   $       0.14    $       0.13    $       0.23    $       0.26
                                              ============    ============    ============    ============

Shares used in the pro forma computation of
  earnings per common share ...............     20,782,023      20,782,023      20,782,023      20,782,023
                                              ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                METALS USA, INC.

                                 BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                        June 30,    December 31,
                                                          1997          1996
                                                       ----------    ----------
                                                       (Unaudited)
                          ASSETS
Cash ...............................................   $       15    $        5
Deferred offering costs and other ..................        4,045            83
                                                       ----------    ----------
                                                       $    4,060    $       88
                                                       ==========    ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities and amounts due to stockholders    $    3,951    $       49
                                                       ----------    ----------

Stockholders' equity:
  Preferred stock, $.01 par, 5,000,000 authorized,
     none issued and outstanding ...................         --            --
  Common stock, $.01 par, 53,122,914 shares
     authorized, 3,767,914 and 4,753,414 shares
     issued and outstanding at December 31, 1996
     and June 30, 1997, respectively ...............           48            38
  Additional paid-in capital .......................        9,685         3,637
  Retained deficit .................................       (9,624)       (3,636)
                                                       ----------    ----------
     Total stockholders' equity ....................          109            39
                                                       ----------    ----------
                                                       $    4,060    $       88
                                                       ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                METALS USA, INC.

                      STATEMENTS OF OPERATIONS - UNAUDITED
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                        Three Months Ended June 30, Six Months Ended June 30,
                                         ------------------------   ------------------------
                                            1997          1996         1997          1996
                                         -----------    ---------   -----------    ---------
Net sales ............................   $      --      $    --     $      --      $    --

Selling, general and administrative
  expenses ...........................         3,175         --           5,988         --
                                         -----------    ---------   -----------    ---------
Loss before income taxes .............        (3,175)        --          (5,988)        --

Provision for income taxes ...........          --           --            --           --
                                         -----------    ---------   -----------    ---------

Net loss .............................   $    (3,175)   $    --     $    (5,988)   $    --
                                         ===========    =========   ===========    =========

Loss per common share ................   $      (.67)   $    --     $     (1.26)   $    --
                                         ===========    =========   ===========    =========

Shares used in the pro forma
  computation of loss per common share     4,753,414         --       4,753,414         --
                                         ===========    =========   ===========    =========

   The accompanying notes are an integral part of these financial statements.

                                METALS USA, INC.

                      STATEMENTS OF CASH FLOWS - UNAUDITED
                            (IN THOUSANDS OF DOLLARS)

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
Cash flows from operating activities:
  Net loss ..........................................   $   (5,988)   $     --
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Compensation expense related to issuance of
       management shares ............................        6,048          --
     Other ..........................................          (60)         --
                                                        ----------    ----------
        Net cash provided by (used in)
          operating activities ......................         --            --
                                                        ----------    ----------
 Cash flows from financing activities:
  Issuance of stock .................................           10          --
                                                        ----------    ----------
        Net cash provided by financing activities ...           10          --
                                                        ----------    ----------

Net increase in cash ................................           10
Cash, beginning of period ...........................            5          --
                                                        ----------    ----------
Cash, end of period .................................   $       15    $     --
                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                METALS USA, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals") was founded in July 1996 to become a leading national value-added metals processor/service center to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly fragmented metals processing industry. On July 11, 1997, Metals acquired: Texas Aluminum Industries, Inc. ("Texas Aluminum"), Interstate Steel Supply Co. ("Interstate"), Queensboro Steel Corporation ("Queensboro"), Affiliated Metals Company ("Affiliated"), Uni-Steel, Inc. ("Uni-Steel"), Williams Steel & Supply Co., Inc. ("Williams"), Steel Service Systems, Inc. ("Steel Service"), and Southern Alloy of America, Inc. ("Southern Alloy"), (the "Mergers"), collectively referred to herein as the "Founding Companies," for $27,826 cash and 10,128,609 shares of common stock. Additionally, on the same day, Metals completed its initial public offering (the "IPO") of 5,900,000 shares of its common stock. The Company intends to continue to acquire through merger or purchase, similar companies to expand its national operations. All references to the "Company" include Metals USA, Inc. and the Founding Companies.

    Metals has not conducted any revenue generating activities of its own. For the period from inception through June 30, 1997, all of Metals' activity has been related to the completion of the IPO and the Mergers. Metals' expenditures from the date of inception through the completion of the IPO were advanced by Notre Capital Ventures II, L.L.C. ("Notre"). In August 1997, Metals repaid Notre approximately $1,310 with respect to such advances from a portion of the net proceeds it received from the IPO.

    The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Prospectus contained in the Registration Statement on Form S-1 (the "Prospectus") filed by Metals with the Securities and Exchange Commission on July 11, 1997. Certain capitalized terms used herein have the same meaning given to them in the Prospectus.

  BASIS OF PRESENTATION

    The unaudited pro forma combined financial statements give effect to the acquisitions by Metals of the Founding Companies using the purchase method of accounting. The unaudited pro forma combined balance sheet gives effect to the Mergers and the IPO as if they had occurred on June 30, 1997. The unaudited pro forma combined statements of operations give effect to the Mergers and the IPO as if they had occurred on January 1, 1996.

    To the extent the former owners of the Founding Companies agreed prospectively (from July 11, 1997) to reductions in salary, bonuses and benefits and certain reductions in lease costs (which have been conformed to the amounts stated in the operative lease agreements), these reductions have been reflected in the pro forma combined statements of operations. In addition, the Company has a $150,000 five-year revolving credit facility (the "Credit Facility") which became available upon the closing of the IPO. Based on terms of the Credit Facility, a reduction in interest expense has been reflected in the pro forma combined statements of operations. Additionally, the refinancing of outstanding indebtedness with the Credit Facility has been reflected in the pro forma combined balance sheet. With respect to other potential cost savings, the Company has not and cannot quantify such savings; however, it is anticipated that a portion of such savings will be offset by costs related to additional overhead attributable to the Company's corporate staff and by the costs associated with being a public company. However, because these savings cannot be accurately quantified, they have not been included in the pro forma combined financial information of the Company.

                                METALS USA, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

    The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

    The interim and combined pro forma financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the interim and combined pro forma financial information presented therein as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  LONG-TERM DEBT

    The Company entered into the Credit Facility with the First National Bank of Chicago as agent, on July 15, 1997. The Credit Facility matures on July 15, 2002, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility.

    The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the the Credit Facility the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,
(iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintain a specified level of consolidated tangible net worth. In July 1997, the Company used a portion of the Credit Facility together with the net proceeds from the IPO to retire substantially all of the indebtedness of the Founding Companies.


3.  PER SHARE INFORMATION

    Generally, per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period. There were no stock options outstanding with respect to periods ending before July 11, 1997. Upon completion of the IPO, the Company had 20,782,023 shares issued and outstanding. This amount has been used to calculate pro forma earnings per share for all periods presented.

                                METALS USA, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

    The earnings per share calculations with respect to the historical operations of Metals for the three and six months ended June 30, 1997 were computed based on 4,753,414 shares issued and outstanding which reflects the
135.81 to-one stock split on April 21, 1997. Of this amount, 985,500 shares were issued to the management of and consultants to Metals for $0.01 per share. Metals recorded compensation expense of $3,325 and $6,048, respectively, for the three and six months ended June 30, 1997 in connection with the issuance of the 985,500 shares.

4.  SUBSEQUENT EVENT

    On August 12, 1997, the Company sold 885,000 shares of its common stock pursuant to the overallotment option granted to the underwriters' in connection with the IPO. The Company realized net proceeds of approximately $8,231 from the sale.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS, WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS INCLUDE GENERAL ECONOMIC AND BUSINESS CONDITIONS, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS, CHANGING PRICES AND MARKET CONDITIONS, AND THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

    The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the Prospectus. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Prospectus.

  RESULTS OF OPERATIONS

    The Company conducts its operations through its wholly-owned subsidiaries. The Company's net sales are derived from the processing of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. The Company processes the majority of the metal sold. The Company processes various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Additionally, certain of the Founding Companies manufacture finished building products for commercial and residential applications and machine certain specialty metals.

    The Founding Companies have operated throughout the periods presented as privately-owned entities and their results of operations reflect varying tax structures ("S Corporations" or "C Corporations") which have influenced the historical level of owners' compensation. Accordingly, selling, general and administrative expenses as a percentage of net sales may not be comparable among the individual Founding Companies. The owners of the Founding Companies have contractually agreed to certain reductions in both their compensation and benefits and in certain cases lease payments for their respective facilities in connection with the Mergers.

    During the first and second quarters of 1997, the Company sold an aggregate of 985,500 shares of Common Stock to management of and consultants to the Company for $0.01 per share. Accordingly, the Company has recorded a Compensation Charge of $3.3 million and $6.0 million in the three and six months ended June 30, 1997, respectively, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined. The accounting classifications used by the Company to present the combined results of operations for the Founding Companies generally conform to the conventions established by the Steel Service Center Institute ("SSCI") and the National Association of Aluminum Distributors. Depreciation and amortization expenses are shown separately as management believes certain investors find the information beneficial. Brief descriptions of the classifications are as follows:

    NET SALES. Net sales include sales of materials, processing and fabrication, less sales returns, allowances and cash discounts. Net sales also exclude any sales and use taxes collected.

    COST OF SALES. Cost of sales include the cost of material and freight and all processing services purchased from unaffiliated third parties, less any applicable purchase discounts realized. The Company carries a substantial quantity of raw material inventories and five of the eight Founding Companies use the last-in first-out ("LIFO") method of accounting. The LIFO method of accounting generally matches current costs more

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

closely with current sales. However, variations in inventory quantities and/or prices may have a significant impact on cost of sales.

    OPERATING AND DELIVERY. Operating and delivery expenses consist of labor, utilities, rent, repairs and maintenance expenses attributable to material processing operations, warehouse facilities and delivery operations, including the cost of freight attributable to product shipments.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses include the cost of personnel conducting sales and administrative activities (including commissions and other forms of incentive compensation), advertising and marketing expenses, rent, utilities, repairs and maintenance costs for non-warehouse facilities, professional fees, property taxes and other costs not included in the preceding classifications that are directly attributable to operations.

    The combined results of operations of the Founding Companies for the periods presented do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the net sales, cost of sales, operating and delivery expenses, selling, general and administrative expenses and depreciation and amortization expenses of the individual Founding Companies on a historical basis. The combined results of operations include the results of Williams from March 1, 1996, the effective date of acquisition of the business by its current owners, and the results of businesses acquired by Texas Aluminum in August 1996 and February 1997 from their respective dates of acquisition. The combined results also exclude the effect of pro forma adjustments and, therefore, may not be indicative of the Company's post-combination results of operations for a number of reasons, including the following: (i) the Founding Companies were not under common control or management during the periods presented, (ii) the Founding Companies used different tax structures ("S Corporations" or "C Corporations") during the periods presented, (iii) the Company will incur incremental costs related to its new corporate management and the costs of being a public company,
(iv) the Company will use the purchase method of accounting to record the Mergers, resulting in the recording and amortization of goodwill and (v) the combined data do not reflect the Compensation Differential, the Rent Differential or the potential benefits and cost savings the Company expects to realize once Metals and the Founding Companies begin operating as a combined entity.

    The Founding Companies have a broad geographic product and customer mix, which in large measure has served to mitigate cyclical and seasonal trends; however, there can be no assurance that period-to-period differences will not occur in the future or that cyclical or seasonal patterns will not emerge. Further, the results of operations for any interim period (on a combined basis and for each of the Founding Companies) are not necessarily indicative of the results for the full year. The Company's operating results are sensitive to changes in prices of steel and aluminum, and also depend to a significant degree upon the volume and mix of all products sold.

    The following table presents selected historical financial information for the three and six months ended June 30, 1997 and 1996. The information presented in the table is in millions of dollars.

                                            Three Months Ended June 30,                   Six Months Ended June 30,
                                      -----------------------------------------   -----------------------------------------
                                        1997        %         1996        %         1997        %         1996        %
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net sales .........................   $  113.6      100.0   $   99.3      100.0   $  218.6      100.0   $  186.6      100.0
Costs of sales ....................       87.4       76.9       75.0       75.5      168.4       77.0      141.3       75.7
Operating and delivery ............       12.5       11.0       11.1       11.2       24.3       11.1       21.0       11.3
Selling, general and administrative        8.1        7.1        7.1        7.2       14.9        6.8       13.1        7.0
Depreciation and amortization .....        0.9        0.9        0.7        0.7        1.8        0.9        1.4        0.7
                                      --------   --------   --------   --------   --------   --------   --------   --------
Operating income ..................   $    4.7        4.1   $    5.4        5.4   $    9.2        4.2   $    9.8        5.3
                                      ========   ========   ========   ========   ========   ========   ========   ========

  COMBINED RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

    NET SALES. Combined net sales increased $14.3 million, or 14.4%, from $99.3 million for the three months ended June 30, 1996 to $113.6 million for the three months ended June 30, 1997. The increase in combined

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

net sales was principally due to increased shipments from Affiliated's new facility at Butler, Indiana, and business acquisitions by Texas Aluminum. The Texas Aluminum acquisitions accounted for approximately $1.8 million in additional combined net sales.

    COST OF SALES. Combined cost of sales increased $12.4 million, or 16.5%, from $75.0 million for the three months ended June 30, 1996 to $87.4 million for the three months ended June 30, 1997. The increase in combined cost of sales was principally due to the increased shipments described above. As a percentage of combined net sales, combined cost of sales increased from 75.5% for the three months ended June 30, 1996 to 76.9% for the three months ended June 30, 1997. This percentage increase was due to higher cost of raw materials.

    OPERATING AND DELIVERY. Combined operating and delivery expenses increased $1.4 million, or 12.6%, from $11.1 million for the three months ended June 30, 1996 to $12.5 million for the three months ended June 30, 1997. As a percentage of combined net sales, combined operating and delivery expenses decreased from 11.2% for the three months ended June 30, 1996 to 11.0% for the three months ended June 30, 1997. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of combined net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Combined selling, general and administrative expenses increased $1.0 million, or 14.1%, from $7.1 million for the three months ended June 30, 1996 to $8.1 million for the three months ended June 30, 1997. This increase in combined selling, general and administrative expenses was primarily attributable to expenses associated with increased net sales described above. As a percentage of combined net sales, combined selling, general and administrative expenses decreased from 7.2% for the three months ended June 30, 1996 to 7.1% for the three months ended June 30, 1997. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of combined net sales.

    OPERATING INCOME. Combined operating income decreased $0.7 million, or 13.0%, from $5.4 million for the three months ended June 30, 1996 to $4.7 million for the three months ended June 30, 1997. The decrease in combined operating income was attributable to the factors discussed above. As a percentage of combined net sales, combined operating income decreased from 5.4% for the three months ended June 30, 1996 to 4.1% for the three months ended June 30, 1997.

  COMBINED RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

    NET SALES. Combined net sales increased $32.0 million, or 17.1%, from $186.6 million for the six months ended June 30, 1996 to $218.6 million for the six months ended June 30, 1997. The increase in combined net sales was principally due to increased shipments from Affiliated's new facility in Butler, Indiana, Uni-Steel's expanded plate steel products line, and business acquisitions by Williams and Texas Aluminum. The acquisition of Williams, which was acquired by its current owners on March 1, 1996, accounted for $5.4 million of the increase in combined net sales and acquisitions by Texas Aluminum in August 1996 and February 1997 accounted for approximately $2.7 million in additional combined net sales.

    COST OF SALES. Combined cost of sales increased $27.1 million, or 19.2%, from $141.3 million for the six months ended June 30, 1996 to $168.4 million for the six months ended June 30, 1997. The increase in combined cost of sales was principally due to the increased shipments and business acquisitions described above. As a percentage of combined net sales, combined cost of sales increased from 75.7% for the six months ended June 30, 1996 to 77.0% for the six months ended June 30, 1997. This percentage increase was due to higher cost of raw materials.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    OPERATING AND DELIVERY. Combined operating and delivery expenses increased $3.3 million, or 15.7%, from $21.0 million for the six months ended June 30, 1996 to $24.3 million for the six months ended June 30, 1997. As a percentage of combined net sales, combined operating and delivery expenses decreased from 11.3% for the six months ended June 30, 1996 to 11.1% for the six months ended June 30, 1997. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of combined net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Combined selling, general and administrative expenses increased $1.8 million, or 13.7%, from $13.1 million for the six months ended June 30, 1996 to $14.9 million for the six months ended June 30, 1997. This increase in combined selling, general and administrative expenses was primarily attributable to expenses associated with increased net sales and costs attributable to the Texas Aluminum acquisitions. As a percentage of combined net sales, combined selling, general and administrative expenses decreased from 7.0% for the six months ended June 30, 1996 to 6.8% for the six months ended June 30, 1997. This percentage decrease was primarily due to spreading of these expenses over a higher volume of combined net sales.

    OPERATING INCOME. Combined operating income decreased $0.6 million, or 6.1%, from $9.8 million for the six months ended June 30, 1996 to $9.2 million for the six months ended June 30, 1997. The decrease in combined operating income was primarily attributable to the factors discussed above. As a percentage of combined net sales, combined operating income decreased from 5.3% for the six months ended June 30, 1996 to 4.2% for the six months ended June 30, 1997.

  FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

    As of June 30, 1997, the Company had, on a combined pro forma basis, cash of $14.0 million and available capacity under its Credit Facility of $67.7 million. The Company believes that its existing cash and marketable securities, together with the funds available to it, will be sufficient to fund its working capital requirements for the foreseeable future.

    The Company has a five-year unsecured revolving credit facility of $150.0 million (the "Credit Facility") which became available upon the closing of the IPO. The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. The Credit Facility will require the Company to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintain a specified level of consolidated tangible net worth.

    On a combined basis, the Founding Companies generated $0.6 million of net cash from operating activities during the six months ended June 30, 1996 and used $0.3 million in net cash from operating activities for the six months ended June 30, 1997 primarily for working capital requirements for accounts receivable, inventories and accounts payable. Net cash used in investing activities was $8.8 million and $3.6 million on a combined basis for the six months ended June 30, 1996 and 1997, respectively, primarily for the construction of a new facility by Affiliated in Butler, Indiana and the acquistion of Williams during 1996, the acquisition of a business by Texas Aluminum in 1997 and for equipment purchases by the Founding Companies. On a combined basis, net cash provided by financing activities was $9.4 million and $5.0 million for the six months ended June 30, 1996 and 1997, respectively, the most significant components of which were distributions to stockholders of $2.0 million and $14.7 million during the six months ended June 30, 1996 and 1997, respectively, and $11.2 million and $19.8 million provided by borrowings for the six months ended June 30, 1996 and 1997, respectively.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In July 1997 the Company closed its IPO of 5,900,000 shares of common stock for which it received net proceeds of approximately $54.9 million, before payment of estimated offering costs of $4.5 million. Concurrent with the completion of the IPO, Metals acquired the Founding Companies for $27.8 million in cash and 10,128,609 shares of common stock. The Company used a portion of the Credit Facility together with the net proceeds from the IPO to retire substantially all of the indebtedness of the Founding Companies.

    Additionally, on August 12, 1997, the Company sold 885,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the IPO for net proceeds of $8.2 million. The Company used the net proceeds to repay borrowings on the Credit Facility and for other corporate purposes.

    The Company intends to actively pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional Common Stock, borrowings, including use of amounts available under its Credit Facility, and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

  RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

    In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

                               METALS USA, INC.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation management considers to be of a material nature.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

      27       Financial Data Schedule

    B.  REPORTS ON FORM 8-K:

      None.

                                METALS USA, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                     METALS USA, INC.

Date: August 25, 1997                By:        J. MICHAEL KIRKSEY
                                                J. Michael Kirksey
                                            Senior Vice President and
                                             Chief Financial Officer