Form 10-Q
period 1997-09-30
METALS USA INC
filed 1997-11-14
CIK 1038363

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                         Commission File Number 1-13123

                                METALS USA, INC.
             (Exact name of Registrant as Specified in its Charter)

                                    DELAWARE
                          (State or other jurisdiction
                        of incorporation or organization)

                                  76-0533626
                                (I.R.S. Employer
                             Identification Number)

                            THREE RIVERWAY, SUITE 600
                                 HOUSTON, TEXAS
                   (Address of Principal Executive Offices)

                                    77056
                                   (Zip Code)

      Registrant's telephone number, including area code: (713) 965-0990

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding at November 13, 1997: 26,982,969

                                METALS USA, INC.

                                      INDEX

PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----
  Item 1.Financial Statements

     Unaudited Pro Forma Combined Statements of Operations for the three and nine months ended September 30, 1997 and 1996..............................

     Consolidated Balance Sheets of Metals USA, Inc. at September 30, 1997 and
     December 31, 1996..........................................................

     Consolidated Statements of Operations of Metals USA, Inc. for the three and nine months ended September 30, 1997 and 1996..............................

     Consolidated Statements of Cash Flows of Metals USA, Inc. for the nine months ended...............................................................

     September 30, 1997 and 1996................................................

     Condensed Notes to Consolidated Financial Statements.......................

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations...................................................................

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings......................................................
  Item 5.Other Information......................................................
  Item 6.Exhibits and Reports on Form 8-K.......................................
  Signatures....................................................................

                                METALS USA, INC.

            UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                            --------------------     --------------------
                                              1997       1996         1997        1996
                                            --------------------     --------------------

 Net sales.............................    $144,983    $130,315     $428,422   $395,489
 Costs and expenses:
   Cost of sales.......................     110,649      99,050      326,978    299,100
   Operating and delivery..............      15,792      14,520       46,949     42,660
   Selling, general and administrative.       9,505       8,060       26,189     24,298
   Depreciation and amortization.......       1,933       2,010        6,162      5,872
                                            -------    --------     --------    -------
 Operating income......................       7,104       6,675       22,144     23,559

 Interest expense......................       1,474       1,180        4,386      3,620
 Other.................................        (314)       (163)        (470)      (410)
                                            -------    --------     --------    -------
 Income before income taxes............       5,944       5,658       18,228     20,349
 Provision for income taxes............       2,395       2,485        7,856      8,805
                                            -------    --------     --------    -------
 Net income............................     $ 3,549    $  3,173     $ 10,372    $11,544
                                            =======    ========     ========    =======
 Earnings per share....................     $   .14    $    .12     $    .40    $   .44
                                            =======    ========     ========    =======
 Shares used in the pro forma
   computation of earnings per
   common share........................  26,225,722   6,154,716   26,178,473 26,154,716

  The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                 1997        1996
                                                               --------     -------
                                                              (UNAUDITED)
                          ASSETS
Cash.......................................................    $ 10,949     $ 1,208
Accounts receivable........................................      88,852      13,361
Inventory..................................................     124,486      21,512
Prepaid expenses and other.................................       6,005       1,331
                                                               --------     -------
  Total current assets.....................................     230,292      37,412
Property and equipment, net................................      51,420      15,282
Goodwill...................................................     122,563           -
Other......................................................       5,651       1,879
                                                               --------     -------
                                                               $409,926     $54,573
                                                               ========     =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...........................................    $ 55,952     $ 6,998
Accrued liabilities........................................       9,056       1,302
Income taxes payable.......................................       1,933         482
Current portion of long-term debt..........................       2,812       1,131
Other......................................................       1,963           -
                                                               --------     -------
  Total current liabilities................................      71,716       9,913
Long-term debt.............................................     137,842      17,037
Deferred income taxes......................................       6,117         326
Other......................................................       3,317         461
                                                               --------     -------
  Total liabilities........................................     218,992      27,737
                                                               --------     -------
Stockholders' equity:
  Preferred stock, $0.01 par, 5,000,000 shares authorized,
    none issued and outstanding............................        -        -
  Common stock, $0.01 par, 53,122,914 shares
    authorized, 26,982,969 and 7,791,497 shares
    issued and outstanding at September 30, 1997,
    and December 31, 1996, respectively ...................         270          78
  Additional paid-in capital...............................     169,360       3,999
  Unearned compensation....................................      (1,535)     (1,794)
  Retained earnings........................................      22,839      24,553
                                                               --------     -------
    Total stockholders' equity.............................     190,934      26,836
                                                               --------     -------
                                                               $409,926     $54,573
                                                               ========     =======

  The accompanying notes are an integral part of these financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          -------------------    ----------------------
                                            1997       1996        1997         1996
                                          --------   --------    --------     ---------
Net sales..............................   $130,860   $ 33,631    $195,328     $103,363
Costs and expenses:
  Cost of sales........................    99,926      25,192     147,632      77,834
  Operating and delivery...............    14,211       3,738      21,321      10,575
  Selling, general and administrative..     9,105       2,814      20,199       7,966
  Depreciation and amortization........     1,782         618       3,075       1,710
                                          -------    --------    --------     -------
Operating income.......................     5,836       1,269       3,101       5,278

Interest expense.......................     1,474         358       2,026         933
Other..................................      (277)        (25)       (315)        (39)
                                          -------    --------    --------     -------
Income before income taxes.............     4,639         936       1,390       4,384
Provision for income taxes.............     2,050         340       3,104       1,678
                                          -------    --------    --------     -------
Net income (loss)......................   $ 2,589    $    596    $ (1,714)    $ 2,706
                                          =======    ========    ========     =======
Earnings (loss) per share..............   $   .11    $    .07    $   (.12)    $   .48
                                          =======    ========    ========     =======
Shares used in the computation of
earnings per common share..............24,241,742   8,724,763  14,259,702   5,590,644

  The accompanying notes are an integral part of these financial statements.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ------------------
                                                                1997     1996
                                                             --------  --------
Cash flows from operating activities:
  Net income (loss)........................................  $(1,714) $ 2,706
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Provision for bad debts................................      103      143
    Depreciation and amortization..........................    3,075    1,710
    (Gain) loss on sale of property and equipment..........      (35)      76
    Deferred income taxes..................................     (118)     (95)
    Accrued retirement plan contributions..................     (106)     661
    Compensation  expense related to issuance of management
      shares...............................................    6,048        -
    Changes in operating assets and liabilities, net of
      business acquisitions:
      Accounts and notes receivable........................   (3,721)    (537)
      Inventory............................................    1,815   (5,408)
      Other assets.........................................      759     (159)
      Accounts payable.....................................   (2,017)   4,289
      Income taxes payable.................................      989      (34)
      Accrued liabilities..................................      280        1
      Other operating......................................      542        -
                                                             -------  -------
          Net cash provided by operating activities........    5,900    3,353
                                                             -------  -------
Cash flows from investing activities:
  Proceeds from sale of assets.............................      675       10
  Purchases of property....................................   (3,766)  (3,221)
  Proceeds applied to cash value life insurance............      (95)    (102)
  Issuance of notes receivable to affiliates...............     (204)    (246)
  Collections on notes receivable from affiliates..........      414      283
  Purchase of businesses, net of acquired cash.............  (64,495)       -
                                                             -------  -------
          Net cash used in investing activities............  (67,471)  (3,276)
                                                             -------  -------
Cash flows from financing activities:
  Issuance of stock........................................   58,610        1
  Borrowings on notes payable..............................        -      481
  Principal payments on notes payable......................  (38,956)    (520)
  Borrowings on revolving credit facility..................  106,228   30,993
  Payments on revolving credit facility....................  (54,570) (29,639)
  Borrowings on notes payable to affiliates................        -      213
  Principal payments on notes payable to affiliates........        -     (396)
                                                             -------  -------
          Net cash provided by financing activities........   71,312    1,133
                                                             -------  -------

Net increase in cash.......................................    9,741    1,210
Cash, beginning of period..................................    1,208      335
                                                             -------  -------
Cash, end of period........................................  $10,949  $ 1,545
                                                             =======  =======

  The accompanying notes are an integral part of these financial statements.

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals" or the "Company") was founded in July 1996 to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly fragmented metals processing industry. Prior to its initial public offering, Metals had conducted no operations. Metals initial public offering of 5,900,000 shares of common stock and the subsequent sale of shares pursuant to the overallotment option (885,000) were consummated on July 11, 1997 and August 12, 1997, respectively and are collectively referred to herein as the "IPO." Concurrently with the consummation of the IPO, which resulted in net proceeds of $58,600, Metals acquired, in separate merger transactions eight companies (the "Founding Companies") engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. The net proceeds in excess of cash required for the acquisition of the Founding Companies was used to retire a portion of the Founding Companies debt. Subsequent to the acquisition of the Founding Companies, Metals has acquired four additional companies (the "September Acquisitions") in similar businesses. See Note 4. The Founding Companies and September Acquisitions are referred to, collectively, as the "Acquired Companies."

    Metals had not conducted any revenue generating activities of its own prior to the IPO. For the period from inception through July 11, 1997, Notre Capital Ventures II, L.L.C. ("Notre") provided the financial backing and agreed to fund the costs that were necessary to effect the Metals IPO, which were estimated to aggregate approximately $4,500. Metals repaid Notre $1,310 of such cash advances, which were made prior to July 11, 1997, with a portion of the net proceeds it received from the IPO.

  BASIS OF PRESENTATION

    PRO FORMA STATEMENTS OF OPERATIONS
    The unaudited pro forma combined statements of operations give effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1996. The September Acquisitions are included in the pro forma statements of operations only for those periods subsequent to their respective dates of acquisition, except for those accounted for using the "pooling-of-interests" method, which are included as of January 1, 1996.

    To the extent the former owners of the Acquired Companies agreed prospectively to reductions in salary, bonuses and benefits and certain reductions in lease costs (which have been conformed to the amounts stated in the operative lease agreements), these reductions have been reflected in the pro forma combined statements of operations. In addition, the Company has a $150,000 five-year revolving credit facility (the "Credit Facility") which became available upon the closing of the IPO. Based on terms of the Credit Facility, a reduction in interest expense has been reflected in the pro forma combined statements of operations. With respect to other potential cost savings, the Company has not and cannot quantify such savings; however, it is anticipated that a portion of such savings will be offset by costs related to additional overhead attributable to the Company's corporate staff and by the costs associated with being a public company. However, because these savings cannot be accurately quantified, they have not been included in the pro forma combined financial information of the Company.

                                METALS USA, INC.

                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

    The pro forma adjustments are based on estimates, available information and certain assumptions, which may be revised, as additional information becomes available. The pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the Acquired Companies were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

    HISTORICAL RESTATEMENT FOR "POOLING-OF-INTERESTS" ACQUISITIONS
    Included in the September Acquisitions completed by Metals on September 26, 1997 was Jeffreys Steel Company, Inc. ("Jeffreys") which was accounted for using the "pooling-of-interests" method, resulting in a restatement of the Company's financial statements for all periods presented herein.

    The following table summarizes the restated consolidated revenues, net income and per share data of the Company after giving effect to the acquisition of Jeffreys (in thousands of dollars, except share amounts):

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30, 1996  SEPTEMBER 30, 1996
                                   ------------------- ---------------------
                                   NET SALES    NET     NET SALES     NET
                                               INCOME                INCOME
                                   ---------- -------- ------------ --------
Net sales and net income -
  As previously reported.......... $     -    $     -   $     -   $     -
  Acquisition accounted for as
    "pooling-of-interests"........  33,631        596   103,363     2,706
                                   -------    -------   -------   -------
      As restated................. $33,631    $   596   $103,363  $ 2,706
                                   =======    =======   ========  =======
Net income per share -
  As previously reported..........            $     -             $     -
  Acquisition accounted for as
    "pooling-of-interests"........                .07                 .48
                                              -------             -------
      As restated.................            $   .07             $   .48
                                              =======             =======

    INTERIM FINANCIAL INFORMATION
    The pro forma combined and interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the pro forma combined and interim consolidated financial information presented herein as of and for the periods indicated. All intercompany transactions and balances have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the Shelf Registration Statement filed with the Securities and Exchange Commission on Form S-1 (Registration Statement No. 333-35575, filed on November 14, 1997, referred to herein as the "Prospectus"). Certain capitalized terms used herein have the same meaning given to them in the Prospectus.

                                METALS USA, INC.

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

    USE OF ESTIMATES AND ASSUMPTIONS
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions are also used in the determination of the reported amounts of net sales and expenses during a reporting period.
Actual results could differ from those estimates.

2.  LONG-TERM DEBT

    The Company entered into a revolving credit facility (the "Credit Facility") with the First Chicago NBD as agent, on July 15, 1997. The Credit Facility matures on July 15, 2002, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. At September 30, 1997, $130.0 million was outstanding and $20.0 million was available to the Company under the Credit Facility.

    The Credit Facility will be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,
(iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated tangible net worth. The Company used a portion of the Credit Facility together with the net proceeds from the IPO to retire substantially all of the indebtedness of the Acquired Companies.

3.  PER SHARE INFORMATION

    Generally, per share calculations are based on the weighted average number of common shares outstanding in each period and, if dilutive, weighted average common equivalent shares assumed to be issued from the exercise of common stock options based upon the average price of the Company's common stock during the period. There were no stock options outstanding with respect to periods ending before July 11, 1997 for any of the Acquired Companies. The effect of stock options was included in the following computations only to the extent they were dilutive.

    Pro forma earnings per share were computed assuming all of the shares issued and outstanding upon completion of the IPO (21,667,023 shares) were issued and outstanding as of January 1, 1996. These shares include shares issued to consultants, members of management and the former owners of the Founding Companies, together with the shares sold pursuant to the IPO. Shares issued in connection with the September Acquisitions are included in the computation of weighted average shares outstanding only for those periods subsequent to their respective dates of acquisition, except for those accounted for using the "pooling-of-interests" method, in which case the shares are reflected in the computation of weighted average shares outstanding as of the beginning of the earliest period presented.

    Historical earnings per share were computed using the aggregate number of shares issued in connection with the acquisition of entities accounted for using the "pooling-of-interests" method of accounting for periods prior to July 3, 1996 (date of inception). Shares issued in connection with the organization of Metals, including shares issued to management, were considered to be issued and outstanding from the date of inception without regard to the date such shares were actually issued. Shares issued in connection with the IPO and in connection with acquisitions accounted for using the "purchase" method of accounting have been included in the computation only from their respective effective acquisition dates.

                                METALS USA, INC.

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

    NEW ACCOUNTING PRONOUNCEMENT
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). For the Company, SFAS No. 128 will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share ("EPS") and replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.


4.  ACQUISITIONS

    Concurrently with and as a condition to the consummation of the IPO on July 11, 1997, Metals acquired all of the outstanding capital stock of the Founding Companies. The companies acquired were the Texas Aluminum/Cornerstone group of companies, Interstate Steel Supply Co., Queensboro Steel Corporation, Affiliated Metals Company, Uni-Steel Incorporated, Southern Alloy of America, Inc., Williams Steel & Supply Co., Inc. and Steel Service Systems, Inc. The aggregate consideration paid by Metals to acquire the Founding Companies was approximately $27,826 in cash and 10,128,609 shares of common stock (excluding assumed indebtedness of approximately $92,600).

    On September 26, 1997, Metals acquired four additional metal processing companies, including Jeffreys, Meier Metal Servicenters, Inc. ("Meier"), Harvey Titanium Ltd. ("Harvey"), and the business of Federal Bronze Products Inc. which was acquired by a newly-organized and wholly-owned subsidiary of Metals, Federal Bronze Alloys Inc. ("Federal Bronze"). With the exception of Jeffreys, these acquisitions were accounted for using the "purchase" method of accounting. The aggregate consideration paid by Metals to acquire the September Acquisitions was approximately $41,406 in cash and 5,315,946 shares of common stock (excluding assumed indebtedness of approximately $21,750).

    The accompanying consolidated balance sheet as of September 30, 1997 includes preliminary allocations of the respective purchase prices for the Founding Companies and the September Acquisitions (except Jeffreys) and is subject to final adjustment.

5.  SUPPLEMENTAL INFORMATION

    SUPPLEMENTAL CASH FLOW INFORMATION
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       --------------------
                                                          1997      1996
                                                       ---------  ---------
       Supplemental cash flow information:
         Cash paid for interest.....................   $ 1,640   $   708
         Cash paid for income taxes.................     1,350     1,712

       Non-cash investing and financing activities:
         Retirement plan contribution charged to
           unearned compensation
           and additional paid-in capital...........       355       474
         Assets of Acquired Companies, net of
           cash acquired and liabilities assumed ...   100,799         -

    COMPENSATION CHARGE
    During 1996 and the first and second quarters of 1997, Metals sold an aggregate of 1,385,500 shares of common stock to management of and consultants to the Company for $0.01 per share. As a result, the Company has recorded non-recurring, non-cash compensation charges of $3,636 in 1996 and $2,813 and $4,725 in the first and second quarters of 1997, respectively, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined. In addition, the second quarter reflects a reduction in compensation expense of $1,475 representing a revision of the estimated fair value of the shares sold to management and consultants in 1996 and the first quarter of 1997.


6.  SUBSEQUENT EVENT

    On October 29, 1997, the Company and Wayne Steel, Inc. ("Wayne Steel") announced the signing of a definitive agreement for the acquisition of Wayne Steel. The acquisition will be accounted for as a "pooling-of interests" and is expected to close in November, following the receipt of the necessary approvals from the Federal Trade Commission and completion of other administrative matters. Wayne Steel is headquartered in Wooster, Ohio, was founded in 1921 by Meyer Shapiro and operates in Randleman, North Carolina as well as a newly constructed processing facility scheduled to open in Jeffersonville, Indiana in late 1997. Wayne Steel is a value-added metals processor of flat rolled steel providing products and services primarily in the transportation, electrical and telecommunications equipment manufacturing industries.

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

    The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the Company's audited consolidated financial statements contained in the Prospectus. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Prospectus.

  INTRODUCTION

    The Company's net sales are derived from the processing of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. The majority of the metals sold by the Company are processed by the Company. The Company processes various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Additionally, certain of the Acquired Companies manufacture finished building products for commercial and residential applications and machine certain specialty metals.

    The Acquired Companies have operated as privately-owned entities and their results of operations reflect varying tax structures ("S Corporations" or "C Corporations") which have influenced the level of owners' compensation. The owners of the Acquired Companies have contractually agreed to certain reductions in both their compensation and benefits and in certain cases lease payments for their respective facilities in connection with the acquisitions. These cost savings are reflected in the pro forma financial statements. On a pro forma basis, assuming each of the Founding Companies and the September Acquisitions were wholly-owned subsidiaries of Metals as of January 1, 1996, net sales would have been $210.4 million and $626.5 million and operating income would have been $11.5 million and $35.4 million for the three and nine months ended September 30, 1997; net sales would have been $185.8 million and $563.8 million and operating income would have been $11.1 million and $35.8 million for the three and nine months ended September 30, 1996, respectively.

    The Company anticipates that it will realize savings from: (i) greater volume discounts from raw materials and other suppliers and (ii) consolidation of insurance, employee benefit programs and other general and administrative costs. It is anticipated that these savings will be offset by costs related to the Company's corporate management and by the costs attributable to being a public company, at least until the Company's cost savings program can be fully implemented. The Company's pro forma financial statements do not reflect any amounts as may be realized from future cost savings.

    The Company recorded the excess of the fair value of the consideration paid (exclusive of debt assumed), over the fair value of the net assets acquired with respect to the Founding Companies as "goodwill." Collectively, the amount by which the excess of consideration paid (exclusive of debt assumed) over the fair value of the net assets acquired from the merger of the Founding Companies together with the merger of the September Acquisitions that were accounted for using the "purchase" method of accounting, totaled approximately $122.6 million at September 30, 1997. Generally accepted accounting principles require the amortization of goodwill, as a non-cash charge to operating income, over its estimated useful life, not to exceed 40 years. The pro forma impact of the amortization expense attributable to the goodwill created with respect to the Founding Companies is approximately $2.1 million per year and is not deductible for income tax purposes. The pro forma impact of the amortization expense attributable to the goodwill created from the September Acquisitions that were accounted for using the "purchase" method of accounting, is approximately $1.0 million per year, a portion of which will be deductible for income tax purposes.

    The accounting classifications used by the Company to present the consolidated results of operations generally conform to the conventions established by the Steel Service Center Institute ("SSCI") and the National Association of Aluminum Distributors. Depreciation and amortization expenses are shown separately as management believes certain investors find the information beneficial. Brief descriptions of the classifications are as follows:

    NET SALES. Net sales include sales of materials, processing and fabrication, less sales returns, allowances and cash discounts. Net sales do not include any sales or use taxes collected.

    COST OF SALES. Cost of sales include the cost of material and freight and all processing services purchased from unaffiliated third parties, less any applicable purchase discounts realized. The Company carries a substantial quantity of raw material inventories and five of its subsidiaries use the last-in first-out ("LIFO") method of accounting. The LIFO method of accounting generally matches current costs more closely with current sales. However, variations in inventory quantities and/or prices may have a significant impact on cost of sales.

    OPERATING AND DELIVERY EXPENSES. Operating and delivery expenses consist of labor, utilities, rent, repairs and maintenance expenses attributable to material processing operations, warehouse facilities and delivery operations, including the cost of freight attributable to product shipments.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the cost of personnel conducting sales and administrative activities (including commissions and other forms of incentive compensation), advertising and marketing expenses, rent, utilities, repairs and maintenance costs for non-warehouse facilities, professional fees, property taxes and other costs not included in the preceding classifications that are directly attributable to operations.

  RESULTS OF OPERATIONS

    The following historical financial information reflects the historical financial statements of Metals restated for the effects of the business combination with Jeffreys accounted for as a "pooling-of-interests" and the remaining Acquired Companies from their respective acquisition dates.

                                 THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                            -------------------------------------------- -------------------------------------------
                              1997         %         1996        %         1997         %         1996        %
                            --------------------- ---------------------  --------------------- ---------------------

                                                 (IN MILLIONS OF DOLLARS, EXCEPT PERCENTAGES)
Net sales.................  $  130.8      100.0   $    33.6     100.0    $  195.3      100.0   $   103.4     100.0
Cost of sales ............      99.9       76.4        25.2      75.0       147.6       75.6        77.8      75.2
Operating and delivery....      14.2       10.8         3.7      11.0        21.3       10.9        10.6      10.3
Selling, general and
   administrative.........       9.1        7.0         2.8       8.3        20.2       10.3         8.0       7.7
Depreciation and                 1.8        1.4         0.6       1.8         3.1        1.6         1.7       1.7
   amortization...........  -------    -------    --------    ------     -------    -------    --------    ------

Operating income..........       5.8        4.4         1.3       3.9         3.1        1.6         5.3       5.1
Interest expense..........       1.5        1.1         0.4       1.2         2.0        1.0         0.9       0.9
Other.....................      (0.3)      (0.2)          -         -        (0.3)      (0.1)          -         -
                            --------   --------   ---------   -------    --------   --------   ---------   -------
Income before income taxes  $    4.6        3.5   $     0.9       2.7    $    1.4        0.7   $     4.4       4.2
                            ========   ========   =========   =======    ========   ========   =========   =======

  RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    NET SALES. Net sales increased $97.2 million, or 289.3%, from $33.6 million for the three months ended September 30, 1996 to $130.8 million for the three months ended September 30, 1997. The increase in net sales was principally due to the acquisition of the Founding Companies on July 11, 1997. The Founding Company acquisitions accounted for substantially all of the additional net sales. The purchase acquisitions of Harvey, Meier and Federal Bronze on September 26, 1997 did not have a significant impact on net sales or results of operations for the three months ended September 30, 1997.

    COST OF SALES. Cost of sales increased $74.7 million, or 296.4%, from $25.2 million for the three months ended September 30, 1996, to $99.9 million for the three months ended September 30, 1997. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales increased from 75.0% for the three months ended September 30, 1996 to 76.4% for the three months ended September 30, 1997. This percentage increase was due to higher cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $10.5 million, or 283.8%, from $3.7 million for the three months ended September 30, 1996 to $14.2 million for the three months ended September 30, 1997. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 11.0% for the three months ended September 30, 1996 to 10.8% for the three months ended September 30, 1997. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $6.3 million, or 225.0%, from $2.8 million for the three months ended September 30, 1996 to $9.1 million for the three months ended September 30, 1997. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above, and to a lesser extent to increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses decreased from 8.3% for the three months ended September 30, 1996 to 7.0% for the three months ended September 30, 1997. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    OPERATING INCOME. Operating income increased $4.5 million, or 346.2%, from $1.3 million for the three months ended September 30, 1996 to $5.8 million for the three months ended September 30, 1997. The increase in operating income was attributable to the factors discussed above. As a percentage of net sales, operating income increased from 3.9% for the three months ended September 30, 1996 to 4.4% for the three months ended September 30, 1997.

    INTEREST EXPENSE. Interest expense increased $1.1 million, or 275.0%, from $0.4 million for the three months ended September 30, 1996 to $1.5 million for the three months ended September 30, 1997. The increase in interest expense was primarily due to the purchase of the Founding Companies on July 11, 1997.

  RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

    NET SALES. Net sales increased $91.9 million, or 89.0%, from $103.4 million for the nine months ended September 30, 1996 to $195.3 million for the nine months ended September 30, 1997. The increase in net sales was principally due to increased shipments attributable to the acquisition of the Founding Companies on July 11, 1997. The purchase acquisitions of Harvey, Meier and Federal Bronze on September 26, 1997 did not have a significant impact on net sales or results of operations for the nine months ended September 30, 1997.

    COST OF SALES. Cost of sales increased $69.8 million, or 89.7%, from $77.8 million for the nine months ended September 30, 1996 to $147.6 million for the nine months ended September 30, 1997. The increase in cost of sales was principally due to the increased shipments attributable to the business acquisitions described above. As a percentage of net sales, cost of sales increased from 75.2% for the nine months ended September 30, 1996 to 75.6% for the nine months ended September 30, 1997. This percentage increase was due to higher cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $10.7 million, or 100.9%, from $10.6 million for the nine months ended September 30, 1996 to $21.3 million for the nine months ended September 30, 1997. The increase in operating and delivery expenses was principally due to the increased shipments attributable to the business acquisitions described above. As a percentage of net sales, operating and delivery expenses increased from 10.3% for the nine months ended September 30, 1996 to 10.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to higher transportation costs to support an expanding market area.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $12.2 million, or 152.5%, from $8.0 million for the nine months ended September 30, 1996 to $20.2 million for the nine months ended September 30, 1997. This increase in selling, general and administrative expenses was primarily attributable to the business acquisitions described above. Additionally, the Company recorded a $6.0 million compensation charge during the first and second quarters of 1997 related to 985,000 shares of Common Stock that were sold to consultants and members of management at $0.01 per share. As a percentage of net sales, selling, general and administrative expenses increased from 7.7% for the nine months ended September 30, 1996 to 10.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the compensation charge described.

    OPERATING INCOME. Operating income decreased $2.2 million, or 41.5%, from $5.3 million for the nine months ended September 30, 1996 to $3.1 million for the nine months ended September 30, 1997. The decrease in operating income was primarily attributable to the $6.0 million compensation charge discussed above. As a percentage of net sales, operating income decreased from 5.1% for the nine months ended September 30, 1996 to 1.6% for the nine months ended September 30, 1997.

    INTEREST EXPENSE. Interest expense increased $1.1 million, or 122.2%, from $0.9 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. The increase in interest expense was primarily due to the purchase of the Founding Companies on July 11, 1997.

  FINANCIAL CONDITION AND FINANCING AND INVESTING ACTIVITIES

    The Company generated $5.9 million and $3.4 million in net cash from operating activities for the nine months ended September 30, 1997 and 1996, respectively. Net cash used for investing activities was $67.5 million and $3.3 million for the nine months ended September 30, 1997 and 1996, respectively. The principal use of cash during the nine months ended September 30, 1997 was to fund the cash portion of the acquisition cost for the Acquired Companies and the repayment of a portion of the assumed indebtedness of the Acquired Companies. Net cash provided by financing activities was $71.3 million and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, the cash provided by financing activities consisted primarily of the net proceeds from the sale of Common Stock of $58.6 million in connection with the IPO and borrowings under the Credit Facility. At December 31, 1996, the Company had cash of $1.2 million, working capital of $27.5 million and total debt of $18.2 million. At September 30, 1997, the Company had cash of $10.9 million, working capital of $158.6 million and total debt of $140.7 million.

    The Company has a five-year unsecured revolving credit facility of $150.0 million (the "Credit Facility"). The Credit Facility will be used to fund acquisitions, make capital expenditures, refinance debt of the Acquired Companies and for general working capital requirements. The Credit Facility requires the Company to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,
(iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated tangible net worth. At September 30, 1997, $130.0 million was outstanding and $20.0 million was available to the Company under the Credit Facility.

    The Company intends to continue to actively pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional Common Stock, borrowings, including use of amounts available under its Credit Facility, and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing. The Company anticipates that its cash flow from operations will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company has initiated discussions with the agent bank to expand its Credit Facility to as much as $300 million.

    In July 1997, the Company closed its IPO of 5,900,000 shares of common stock for which it received net proceeds of approximately $54.9 million, before payment of estimated offering costs of $4.5 million. Concurrent with the completion of the IPO, Metals acquired the Founding Companies for $27.8 million in cash and 10,128,609 shares of common stock. The Company used a portion of the Credit Facility together with the net proceeds from the IPO to retire substantially all of the indebtedness of the Founding Companies. Additionally, on August 12, 1997, the Company sold 885,000 shares of its common stock pursuant to the overallotment option granted to the underwriters in connection with the IPO for net proceeds of $8.2 million. The Company used the net proceeds to repay borrowings on the Credit Facility and for other corporate purposes.

    On September 26, 1997, the Company acquired four additional metal processing companies. These acquisitions include Jeffreys, Meier, Harvey and Federal Bronze. The acquisition of Jeffreys has been accounted for using the "pooling-of-interests" method of accounting. The other acquisitions were accounted for using the "purchase" method of accounting. Collectively, the Company paid a total of $41.4 million in cash and issued 5,315,946 shares of common stock in connection with these acquisitions. Additionally, the Company assumed $21.8 million of existing indebtedness of these companies.

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

                                METALS USA, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.


ITEM 5.  OTHER INFORMATION

    On October 29, 1997, the Company and Wayne Steel, Inc. ("Wayne Steel") announced the signing of a definitive agreement for the acquisition of Wayne Steel. The acquisition will be accounted for as a "pooling-of interests" and is expected to close in November, following the receipt of the necessary approvals from the Federal Trade Commission and completion of other administrative matters. Wayne Steel is headquartered in Wooster, Ohio, was founded in 1921 by Meyer Shapiro and operates in Randleman, North Carolina as well as a newly constructed processing facility scheduled to open in Jeffersonville, Indiana in late 1997. Wayne Steel is a value-added metals processor of flat rolled steel providing products and services primarily in the transportation, electrical and telecommunications equipment manufacturing industries. Wayne Steel had fiscal 1996 and nine months ended September 30, 1997 net sales of $105.8 million and $100.0 million, respectively, operating income of $6.2 million and $6.7 million, respectively, and currently has about 220 employees. Mr. Tom Sharpiro, President and Chief Executive Officer, has been employed by Wayne Steel for 25 years and intends to sign a five-year employment agreement with Wayne Steel to continue in that capacity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  EXHIBITS:

      27   Financial Data Schedule

      99.1 Financial statements of Jeffreys Steel Company, Inc., together with the report of independent public accountants thereon, is hereby incorporated by reference to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-35575) filed with the Securities and Exchange Commission on November 14, 1997.

      99.2 Financial statements of Harvey Titanium, Ltd., together with the report of independent auditors thereon, is hereby incorporated by reference to the Post Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-35575) filed with the Securities and Exchange Commission on November 14, 1997.

    b.  REPORTS ON FORM 8-K:

      The Company filed a report on Form 8-K dated October 1, 1997, listing under Item 2 the announcement of the acquisitions of Jeffreys Steel Company, Inc., Meier Metal Servicenters, Inc., Harvey Titanium, Ltd., and the purchase of the business of Federal Bronze Products, Inc., on September 26, 1997. The Company has incorporated by reference into this Form 10-Q the financial statements of the foregoing, as is required pursuant to the rules and regulations of the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                                 METALS USA, INC.

Date:  November 14, 1997             By:     /s/ J. MICHAEL KIRKSEY
                                                 J. Michael Kirksey
                                             Senior Vice President and
                                               Chief Financial Officer