Form 10-K405
period 1997-12-31
METALS USA INC
filed 1998-03-30
CIK 1038363

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-13123

                                METALS USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        76-0533626
    (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
      THREE RIVERWAY, SUITE 600                                  77056
           HOUSTON, TEXAS                                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       Registrant's telephone number, including area code: (713) 965-0990

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                          -------------------
    Common Stock, $.01 par value                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the March 24, 1998 New York Stock Exchange closing price of $17.81 per share, the aggregate market value of the Registrant's outstanding stock held by non-affiliates was approximately $342.4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

================================================================================

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS -- GOVERNMENT REGULATION AND ENVIRONMENTAL
MATTERS," ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS
"BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD,"
"PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON
OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

                                     ( i )

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metals USA, Inc. ("Metals USA") was founded in 1996 to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly-fragmented metals processing industry. In connection with its initial public offering on July 11, 1997, Metals USA acquired, in separate merger transactions (collectively, the "IPO") in exchange for cash and shares of its $.01 par value common stock ("Common Stock"), eight companies (each a "Founding Company" and, collectively, the "Founding Companies"). The Founding Companies are engaged in value-added processing of steel, aluminum and specialty metals, as well as manufacturing metal components. Since that date, Metals USA has acquired 15 additional companies (the "Subsequent Acquisitions" and collectively with the Founding Companies, the "Acquired Companies") in similar businesses. On average, the Acquired
Companies have been in business for over 40 years. Unless otherwise indicated, all references to the "Company" herein include the Founding Companies, the Subsequent Acquisitions and other entities wholly-owned by Metals USA, and references herein to "Metals USA" mean Metals USA, Inc. prior to the consummation of the IPO and the Subsequent Acquisitions. See
"Business -- Strategy" and " -- Acquired Companies."

     The Company's metals processing business purchases metals from primary producers, who focus on large volume sales of unprocessed metals, and in most cases performs customized processing services to meet specifications provided by end-use customers. By providing these services, as well as offering inventory management and just-in-time delivery services, the Company enables its customers to reduce material costs, enhance quality, decrease capital required for raw materials inventory and processing equipment and save time, labor and other expenses. The Company believes that these "partnering" relationships with suppliers and customers enable it to reduce its customers' overall cost of their manufactured metal products. In addition to its metals processing capabilities, the Company manufactures higher-value components from processed metals, such as finished building products, and produces a number of finished components machined from specialty metals, such as bushings, pump parts and hydraulic cylinder parts. The Company intends to continue its focus on aluminum and other specialty metals, which are the fastest growing segment of the metals processing industry.

     The Acquired Companies sell to over 25,000 customers in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The Company believes that its broad customer base and its wide array of metals processing capabilities, products and services, coupled with its broad geographic coverage of the United States, reduce the Company's susceptibility to economic fluctuations affecting any one industry or geographical area.

INDUSTRY OVERVIEW

     Companies operating in the metals industry can be generally characterized as: (i) primary metals producers, (ii) metals processors/service centers or
(iii) end-users. The Company believes that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals processors/service centers. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to those large end-users and metals processors/service centers who do not require processing of the products and who can tolerate relatively long lead times. Metals processors/service centers, which offer services ranging from precision, value-added preproduction processing in accordance with specific customer demands, to storage and distribution of unprocessed metal products, function as intermediaries between primary metals producers and end-users, such as contractors and original equipment manufacturers ("OEMs"). End-users incorporate the processed metal into a product, in some cases without further modification.

     Historically, metals service centers provided few value-added services and were little more than distribution centers, linking metals producers with all but the largest end-users of metals. In the past two decades, however, the metals service center business has evolved significantly, and the most successful metals service centers have added processing capabilities, thereby offering an increasingly broad range of value-added services and products both to primary metals producers and end-users. This evolution has resulted from several trends in the primary metals industry as well as trends among end-users.

     The current trend among primary metals producers is to focus on their core competency of high-volume production of a limited number of standardized metal products. This change in focus has been driven by their need to develop and improve efficient, volume-driven production techniques in order to remain competitive. As a result, during the past two decades, most of the primary producers have sold their service centers. Accordingly, most end-users are no longer able to obtain processed products directly from primary metals producers and have recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production cost by shifting the responsibility for preproduction processing to value-added metals processors/service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

     Value-added metals processors/service centers have also benefited from growing customer demand for inventory management and just-in-time delivery services. These services, which are not normally available from primary metals producers, enable end-users to reduce material costs, decrease capital required for inventory and equipment and save time, labor and other expenses. In response to customer expectations, the more sophisticated value-added metals processors/service centers have acquired specialized and expensive equipment to perform customized processing and have installed sophisticated computer systems to automate order entry, inventory tracking, management and sourcing and work-order scheduling. Additionally, some value-added metals processors/service centers have installed electronic data interchange ("EDI") between their computer systems and those of their customers to facilitate order entry, timely delivery and billing.

     These trends have resulted in value-added metals processors/service centers playing an increasingly important role in all segments of the metals industry. For example, the percentage of total flat rolled steel shipments sold by service centers in the United States increased from approximately one-quarter in 1975 to approximately one-half in 1995. Metals processors/service centers now serve the needs of over 300,000 OEMs and fabricators nationwide.

INDUSTRY CONSOLIDATION

     Based on industry data, the Company believes that the metals processor/service center industry is highly fragmented, with as many as 3,500 participants. The Company believes that this industry is consolidating and that most companies are small, owner-operated businesses with limited access to capital for modernization and expansion. These owners traditionally have not had a viable exit strategy, leaving them with few attractive liquidity options. According to industry data, the metals processor/service center industry generates over $75 billion in annual net sales.

     The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and utilize sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive. In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because their operations are limited as to product line, processing equipment, inventory and service area, and they have limited access to the capital resources necessary to increase their capabilities. As a result, smaller companies without access to capital for expansion and modernization are finding it increasingly difficult to compete as present industry trends continue, and the Company believes these businesses are potential acquisition candidates.

     To date, the primary acquirors in the metals processor/service center industry have been a few large metals service center companies that have acquired businesses on a service center-by-service center basis. Following an acquisition, the acquiror typically installs its operating systems, procedures and management and eliminates the acquired service center's separate identity, thereby effectively converting the business into a branch office. The Company believes that the sale of well-established businesses to these acquirors is not an attractive alternative for many owners, particularly those who do not wish to retire from the business. The Company, therefore, believes significant acquisition opportunities exist for a well-capitalized, national value-added metals processor/service center that employs a decentralized operating strategy and preserves the identity of the acquired businesses. The Company believes that this operating strategy and the highly fragmented nature of the metals industry should allow it to be a leader in the industry's consolidation.

STRATEGY

     The Company's objective is to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly-fragmented metals processing industry. Management plans to achieve this goal by:

  EXPANDING THROUGH ACQUISITIONS.

     The Company believes that the metals processor/service center industry is highly fragmented and consolidating, with as many as 3,500 participants, collectively generating over $75 billion in annual net sales. The key elements of the Company's acquisition strategy are:

    ENTER NEW GEOGRAPHIC MARKETS.

     The Company intends to expand into geographic markets not currently served by the Acquired Companies by acquiring well-established value-added metals processors/service centers that, like the Acquired Companies, are leaders in their regional markets.

    EXPAND WITHIN EXISTING GEOGRAPHIC MARKETS.

     The Company also plans to acquire additional value-added metals processors/service centers in many of the markets in which it currently operates in order to expand the volume and scope of the Company's operations in a particular market. The Company also intends to pursue "tuck-in" acquisitions of smaller operations to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively utilize its capital without a proportionate increase in administrative costs.

    ENTER COMPLEMENTARY PROCESSING AND SERVICES MARKETS.

     The Company intends to acquire companies offering complementary processes and services to those industries currently served by the Company as well as new industries. This will enable existing and future customers to obtain a broader range of value-added processes and services from the Company. The Company also intends to leverage its metals processing capabilities by acquiring leading companies who manufacture higher-value components from processed metals.

  OPERATING ON A DECENTRALIZED BASIS.

     The Company intends to manage the Acquired Companies and subsequently acquired companies on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and growth of the business. While maintaining strong operating and financial controls, the Company believes that a decentralized structure will retain the entrepreneurial culture present in each of the Acquired Companies and will allow the Company to capitalize on the considerable local and regional market knowledge, goodwill, name recognition and customer relationships possessed by each Acquired Company and subsequently acquired businesses.

  ACCELERATING INTERNAL SALES GROWTH.

     A key component of the Company's strategy is to accelerate internal sales growth at each Acquired Company and at each subsequently acquired company. The key elements of this internal growth strategy are:

     EXPAND PRODUCTS AND SERVICES TO EXISTING CUSTOMERS.

     The Company believes it will be able to expand the products and services it offers to its existing customers by leveraging the specialized and diverse product, processing and marketing expertise of individual Acquired Companies. Additionally, the Company believes that there are significant opportunities to accelerate internal growth by making capital investments in areas such as inventory management, logistics systems and processing equipment, thereby expanding the range of processes and services offered by the Company. The Company intends to develop and maintain long-term "partnering" relationships with customers in response to their demand for shorter production cycles, outsourcing, just-in-time delivery and other services that lower customers' total production costs.

     ADD NEW CUSTOMERS.

     The Company believes that there are numerous OEMs not currently served by the Company that could reduce their production costs by taking advantage of the Company's processing, inventory management and other services. Many of these OEMs currently perform in-house metals processing tasks and maintain significant inventories of metal. Through its well-trained, technically competent sales force, the Company believes that it can demonstrate to these OEMs the cost savings achievable through the Company's processing, inventory management and other services. The Company also intends to implement a Company-wide marketing program that will utilize professional marketing services and to adopt "best practices" among the Acquired Companies to identify, obtain and maintain new customers. In addition, the Company intends to increase its visibility through trade shows, associations, publications and telemarketing.

  IMPROVING OPERATING MARGINS.

     The Company believes that the combination of the Acquired Companies will provide significant opportunities to realize purchasing economies and increase the Company's profitability. The key components of this strategy are:

     INCREASE OPERATING EFFICIENCIES.

     The Company believes that the combination of the Acquired Companies presents significant opportunities to achieve operating efficiencies and cost savings. The Company intends to use its increased purchasing power to gain volume discounts and to develop more effective inventory management systems. The Company expects measurable cost savings in such areas as vehicle leasing and maintenance, information systems and contractual relationships with key suppliers. Moreover, the Company intends to review its operating and training programs at the local and regional levels to identify those "best practices" that can be successfully implemented throughout its operations. As primary metals producers and end-users continue to follow the industry trend of outsourcing processing and distribution services to value-added metals processors/services centers, the Company expects to increase asset utilization, particularly of its metals processing machinery, and realize increased efficiencies and economies of scale.

     CENTRALIZE APPROPRIATE ADMINISTRATIVE FUNCTIONS.

     The Company believes that there are significant opportunities to improve operating margins by consolidating administrative functions such as financing, marketing, insurance, employee benefits, accounting and risk management.

ACQUISITION PROGRAM

     The Company believes it will be regarded by acquisition candidates as an attractive acquiror because of: (i) the Company's strategy for creating a national, comprehensive and professionally managed value-added metals processor/service center company; (ii) the Company's decentralized operating strategy which emphasizes an ongoing role for owners, management and key personnel of acquired businesses, as well as meaningful equity positions for these individuals which will enable them to participate in the Company's growth;
(iii) the Company's increased visibility and access to financial resources as a public company and (iv) the potential for increased profitability of the acquired company due to purchasing economies, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

     The Company believes management of the Acquired Companies will be instrumental in identifying and completing future acquisitions. Some of the Acquired Companies have recently completed acquisitions, which has given them valuable acquisition experience. Moreover, several of the principals of the Acquired Companies currently have leadership roles in industry trade associations, which has enabled these individuals to become personally acquainted with the owners of numerous acquisition targets across the country. The Company expects that the visibility of these individuals and the Company within the industry will increase the awareness of, and interest of acquisition candidates in, the Company and its acquisition program. Within the past several months, the Company has contacted the owners of a number of acquisition candidates, several of whom have expressed interest in having their businesses acquired by the Company.

     As consideration for future acquisitions, the Company intends to use various combinations of its Common Stock, cash and notes. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being historical operating results, future prospects of the target and the ability of the target to complement the services offered by the Company. The Company believes that it can structure acquisitions as tax-free reorganizations by using its Common Stock as consideration, which will be attractive to those targeted business owners with a low tax basis in the stock of their businesses.

PROCESSING SERVICES AND PRODUCTS

     The Company engages in preproduction processing of steel, aluminum and specialty metals and acts as an intermediary between primary metals producers and end-users. The Company purchases metals from primary producers, maintains an inventory of various metals to allow rapid fulfillment of customer orders and performs customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, the Company enables its customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment.

     The Company buys steel and aluminum from integrated mills and mini-mills and specialty metals from foundries. The Company purchases its raw materials in anticipation of projected customer requirements based on interaction and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of steel, aluminum and specialty metals in standard sizes and configurations to large volume purchasers. For example, flat rolled steel is normally sold by mills in coils typically weighing between 40,000 and 50,000 pounds. The Company processes the metals to the precise thickness, length, width, shape, temper and surface quality specified by its customers. Value-added processes provided by the Company include:

      o SHEARING AND CUTTING TO LENGTH -- the cutting of metals into pieces and along the width of a coil to create sheets or plates.

      o METALLURGY -- the analysis and testing of the physical and chemical composition of metals.

      o PRECISION BLANKING -- the process in which flat rolled metal is cut into precise two dimensional shapes by passing it through a press employing a blanking die.

      o LASER, FLAME AND PLASMA CUTTING -- the cutting of metals to produce various shapes according to customer-supplied drawings.

      o LEVELING -- the flattening of metals to uniform tolerances for proper machining.

      o SLITTING -- the cutting of coiled metals to specified widths along the length of the coil.

      o PICKLING -- a chemical treatment to improve surface quality by removing the surface oxidation and scale which develops on the metal shortly after it is hot-rolled.

      o   TEE-SPLITTING -- the splitting of metal beams.

      o EDGE TRIMMING -- a process which removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

      o CAMBERING -- the bending of structural steel to improve load-bearing capabilities.

     Additional capabilities of the Company include precision roll forming (the process by which metals are bent and stretched into various shapes), machining and applications engineering. Using these capabilities, the Company uses processed metals to manufacture higher-value components, such as finished building products, and machines specialty metals into such items as bushings, pump parts and hydraulic cylinder parts.

     Once an order is received, the appropriate inventory is selected and scheduled for processing in accordance with the customer's requirements and specified delivery date. Orders are monitored by the Company's computer systems including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material. The Company's computer systems record the source of all metal shipped to customers. This enables the Company to identify the source of any metal which later is shown not to meet industry standards or that fails during or after manufacture. This capability is important to the Company's customers as it allows them to assign responsibility for non-conforming or defective metal to the mill or foundry that produced that metal. Many of the products and services provided by the Company can be ordered and tracked through EDI, a sophisticated electronic network that directly connects the Company's computer system to those of its customers.

     A majority of the Company's orders are filled within 24 hours. This is accomplished through the Company's special inventory management programs which permit the Company to deliver processed metals in accordance with the just-in-time inventory programs of its customers. The Company is required to carry sufficient inventory of raw materials to meet the short lead time and just-in-time delivery requirements of its customers.

     While the Company ships products throughout the United States, most of its customers are located within a 200-mile radius of the Company's facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. The Company transports most of its products directly to its customers either through common or contract trucking companies or through its own trucks for short-distance and/or multi-stop deliveries.

     The following are examples of the types of value-added processes and services offered by the Company:

          One of the Company's larger customers is one of the world's largest elevator and escalator manufacturers. The Company sells a variety of steel products to this customer in customized lengths and perform the majority of its preproduction processing and just-in-time inventory management. The services and preproduction processing includes sawing, shearing, flame cutting, forming, punching and drilling holes in the metal parts for delivery within 24 hours of ordering.

          The Company achieved substantial total production cost savings for a major manufacturer of electrical components once the customer purchased all of its steel directly from one of the Company's service centers rather than an integrated mill. Management personnel worked with the customer to develop a just-in-time inventory management program which enabled the customer to substantially reduce the amount of on-hand inventory as well as reduce the need for capital intensive processing equipment. The customer realized a significant cash flow savings as its steel inventory dropped from approximately a two month supply to approximately a three day supply.

     The Acquired Companies have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability. Six of the Acquired Companies' facilities have International Standards Organization ("ISO") 9002 certification while several others are actively working on their certification. Management believes that the Company's emphasis on quality assurance is a distinct competitive advantage and is increasingly important to customers seeking to establish "partnering" relationships with their key suppliers.

SOURCES OF SUPPLY

     In recent years, steel and aluminum production in the United States has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead times for, some steel or aluminum products as well as fluctuations in price. Typically, metals producers announce price changes only once or twice per year, often sufficiently in advance to allow the Company to order additional products prior to the effective date of a price increase or to defer purchases until a price decrease becomes effective. The Company's purchasing decisions are based on its forecast of the availability of metal products, ordering lead times and pricing as well as its prediction of customer demand for specific products.

     The Company purchases steel and aluminum from domestic and foreign integrated mills and mini-mills and specialty metals from foundries. The Company's principal domestic steel suppliers are Nucor Corp., LTV Steel Co., Bethlehem Steel Corp. and National Steel Corp. Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers. Since most metals are shipped F.O.B. the mill and the transportation of metals is a significant cost factor, the Company seeks to purchase metals to the extent possible from the nearest mill unless a more distant mill has a significantly lower price. The Company believes that it can purchase raw materials in sufficient quantities to permit it to realize purchasing economies and discounts from its suppliers. The Company believes it is not materially dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

SALES AND MARKETING; CUSTOMERS

     The Company believes that its commitment to consistent quality, service and just-in-time delivery has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program. The Company's sales and marketing program focuses on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of the Company's inventory management, processing, just-in-time delivery and other services. The typical target customer carries a significant inventory of unprocessed metal and performs most of its own processing. The Company uses a variety of methods to identify these target customers, including the utilization of databases, telemarketing, direct mail and participation in manufacturers' trade shows. Customer referrals and the knowledge of the Company's sales force about regional end-users also result in the identification of target customers. Once a target customer is identified, the Company's "outside" salespeople assume responsibility for visiting the appropriate person at the target, typically the purchasing manager or manager of operations. The Company's salesperson seeks to explain the potential cost savings achievable through the Company's services and the Company's commitment to service and quality.

     The Company employs a sales force consisting of "inside" and "outside" salespeople. "Inside" salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Increasingly, these "inside" salespeople have been given responsibility for telemarketing to target customers. The Company's "outside" sales force is primarily responsible for identifying target customers and calling on them to explain the Company's services. The sales force is trained and knowledgeable about the characteristics and applications of various metals and applications as well as the manufacturing methods employed by the Company's customers. The Company believes that its high level of interaction with its customers provides it with meaningful feedback and information about sales opportunities. For example, the Company has shown customers that a component of a machine (such as hydraulic cylinder parts) would be less expensive and more effective if manufactured from Dura-Bar(TM), a continuous cast iron product which is a registered trademark of Wells Manufacturing Company, Dura-Bar Division, because Dura-Bar has greater machinability and improved application performance characteristics.

     Nearly all sales by the Company are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends the Company and several competitors a list of products required, and the Company submits a bid on each product.

     The Company has a diverse customer base of more than 25,000 customers, with no single customer accounting for more than 2% of the Company's revenues in 1997. The Company believes that its long-term relationships with many of its customers contribute significantly to its success.

COMPETITION

     The Company is engaged in a highly-fragmented and competitive industry. Competition is based primarily on price, quality, service, timeliness and geographic proximity. The Company competes with a large number of other metals processors/service centers on a regional and local basis, some of which may have greater financial resources than the Company, and several of which are public companies. The Company also competes to a lesser extent with primary metals producers, who typically sell directly only to very large customers requiring regular shipments of large volumes of metals. The Company may also face competition for acquisition candidates from these public companies, most of whom have acquired a number of metals service center businesses during the past decade. Other smaller metals processors/service centers may also seek acquisitions from time to time.

     The Company believes that it will be able to compete effectively because of its significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale. The Company intends to seek to differentiate itself from its competition in terms of service and quality by investing in systems and equipment and by offering a broad range of products and services as well as through its entrepreneurial culture and decentralized operating structure.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company's operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials the Company uses in its operations include lubricants, cleaning solvents and hydrochloric acid used in pickling operations at three of its facilities.

     The Company's management believes that the Company is in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties owned or leased by the Company are located in areas with a history of heavy industrial use, three of which are on or near sites listed on the CERCLA National Priority List. The Company believes that as many as three of the properties leased by the Founding Companies have been contaminated by pollutants which have migrated from neighboring facilities or have been deposited by prior occupants.

     Prior to entering into the agreements relating to the Mergers and the Subsequent Acquisitions, the Company evaluated the properties owned or leased by the Acquired Companies and engaged an independent environmental consulting firm to conduct or review assessments of environmental conditions at these properties. Although no environmental claims have been made against the Company and it has not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that the Company could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, the Company could incur substantial litigation costs to prove that it is not responsible for the environmental damage. The Company has obtained limited indemnities from the stockholders of the Acquired Companies whose facilities are located at the contaminated sites. The Company believes that these indemnities will be adequate to protect it from a material adverse effect on its consolidated financial condition, results of operations or liability, should the Company be found responsible for a share of the clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and there can be no assurance that these limited indemnities will fully protect the Company.

MANAGEMENT INFORMATION SYSTEMS

     Each of the Acquired Companies operates a management information system that is used to purchase, monitor and allocate inventory throughout its production facilities. The Company believes that these systems enable it to manage inventory costs effectively and to achieve appropriate inventory turnover rates. Many of these systems also include computerized order entry, sales analysis, inventory status, work-in-process status, bar-code tracking, invoicing and payment. These systems are designed to improve productivity for both the Company and its customers. Six of the Acquired Companies use EDI, through which they offer their customers a paperless process for order entry, shipment tracking, customer billing, remittance processing and other routine matters. In addition, several of the Acquired Companies have computer-aided drafting systems that control equipment used to perform some metals processing functions.

EMPLOYEES

     As of March 15, 1998, the Acquired Companies employed a total of approximately 2,700 persons. Approximately 350 employees at 12 sites were members of one of six unions: the United Steelworkers of America; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; Local 40 of the Glass, Molders, Pottery, Plastic & Allied Workers International Union; United Auto Workers; or the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. The Company's relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at one facility, which involved 28 employees and lasted 10 days. The Company is currently a party to 14 collective bargaining agreements which expire at various times. Collective bargaining agreements expiring in 1998, 1999, 2000 and 2001 cover 155, 36, 66 and 93 employees, respectively. Historically, the Acquired Companies have succeeded in negotiating new collective bargaining agreements without a strike.

     From time to time, there are shortages of qualified operators of metals processing equipment. In addition, turnover among less skilled workers is relatively high. The Company intends to adopt "best practices" for its employee benefits programs and human relations functions. The Company believes that its relations with its employees are good.

VEHICLES

     The Company operates a fleet of owned or leased trucks and trailers as well as fork lifts and support vehicles. It believes these vehicles generally are well-maintained and adequate for the Company's current operations. The Company expects it will be able to purchase or lease vehicles at lower prices due to its combined purchasing and leasing volume.

RISK MANAGEMENT, INSURANCE AND LITIGATION

     The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company maintains liability insurance for bodily injury and third-party property damage and workers' compensation coverage which it considers sufficient to insure against these risks, subject to self-insured amounts.

     The Company is, from time to time, a party to litigation arising in the ordinary course of its business, most of which involves claims for personal injury or property damage incurred in connection with its operations. The Company is not currently involved in any litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

SAFETY

     The Company is committed to continuing the Acquired Companies' focus and emphasis on safety in the workplace. The Acquired Companies currently have a variety of safety programs in place, which may include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safe work procedures. The Company plans to establish "best practices" throughout its operations to ensure that all employees comply with safety standards established by the Company, its insurance carriers and federal, state and local laws and regulations. In addition, the Company intends to continue to promote the Acquired Companies' emphasis on an accident-free workplace.

ACQUIRED COMPANIES

  AFFILIATED METALS COMPANY

     Affiliated Metals Company ("Affiliated"), headquartered in Granite City, Illinois, was founded in 1979 and operates primarily in the midwestern region of the United States. Affiliated operates service centers in Granite City, Illinois and a newly-constructed facility in Butler, Indiana and is a value-added metals processor/service center providing products and services primarily to manufacturers of consumer durables, commercial transportation equipment, appliances and furniture. Affiliated has about 130 employees. Patrick A. Notestine, the President of Affiliated, has been employed by Affiliated for nine years, has signed an employment agreement with Affiliated to continue in that capacity and is a director of the Company.

  FEDERAL BRONZE ALLOYS INC.

     Federal Bronze Alloys Inc. ("Federal Bronze"), headquartered in Newark, New Jersey, is the successor entity to Federal Bronze Products, Inc., which was founded in 1947 by Steve Stefiuk and operates primarily in the northeast region of the United States. Federal Bronze is a specialty metals processor, providing products and services primarily to the fluid power, machine tool and the pump valve industries. Federal Bronze has about 55 employees. John Stefiuk, the President and Chief Executive Officer of Federal Bronze, has been employed by Federal Bronze for 25 years and has signed an employment agreement with Federal Bronze to continue in that capacity.

  HARVEY TITANIUM, LTD.

     Harvey Titanium, Ltd. ("Harvey"), headquartered in Santa Monica, California, was founded in 1978 by Barry Harvey and operates on a global basis through its international sales office in the United Kingdom and through agents around the world. Harvey is a value-added metal service center supplying primarily custom orders of titanium products, as well as nickel-based alloys, vacuum melted stainless steels and other exotic alloys. Harvey's customers are primarily in the aerospace industry; however, Harvey also serves customers in the recreation, petrochemical and biomedical industries. Harvey has about 50 employees. Barry Harvey, the President and Chief Executive Officer of Harvey, has been employed by Harvey for 19 years and has signed an employment agreement with Harvey to continue in that capacity.

  INDEPENDENT METALS CO., INC.

     Independent Metals Co., Inc. ("Independent"), headquartered in Germantown, Wisconsin, was founded in 1982 by Barry Quinnies and operates primarily in the upper midwest and southeastern regions of the United States. Independent operates service centers in Germantown, Wisconsin; Broadview, Illinois; Minneapolis, Minnesota and Orlando, Florida and is a processor and distributor of flat rolled stainless steel, aluminum, brass and copper. Independent sells its products to the industrial machine, transportation, food processing and electronics manufacturing industries. Independent has about 160 employees. Barry Quinnies, the Chairman and Chief Executive Officer of Independent, has been employed by Independent for 16 years and has signed an employment agreement with Independent to continue in that capacity.

  INTERSTATE STEEL SUPPLY CO.

     Interstate Steel Supply Co. ("Interstate"), headquartered in
Philadelphia, Pennsylvania, was founded in 1949 and operates primarily in the northeast and mid-Atlantic regions of the United States. Interstate operates service centers in Philadelphia and Pittsburgh, Pennsylvania and Baltimore, Maryland and is a value-added metals processor/service center providing products and services primarily to structural steel fabricators of buildings and bridges and to the shipbuilding, railroad and electric power generation industries. Interstate has about 180 employees. Arnold W. Bradburd, the Chairman of the Board and Chief Executive Officer of Interstate, has been employed by Interstate for 23 years, has signed an employment agreement with Interstate to continue in those capacities and is the Vice-Chairman of the Board of the Company.

  JEFFREYS STEEL COMPANY, INC.

     Jeffreys Steel Company, Inc. ("Jeffreys"), headquartered in Mobile, Alabama, was founded in 1966 by Leon Jeffreys. Jeffreys operates steel service centers in the south and southeastern United States. These service center operations include locations in Mobile, Muscle Shoals and Attalla, Alabama; Columbus, Mississippi; Kenner, Louisiana; Jacksonville, Lakeland and Fort Lauderdale, Florida and Oakwood, Georgia. Jeffreys is a value-added processor/service center specializing in steel plate and structural components and provides products and services to the marine (including new ship construction and repair), offshore oil and gas, construction and fabrication, transportation pulp and paper and chemical industries. Jeffreys Steel has about 450 employees. Toby Jeffreys, the President of Jeffreys, has been employed by Jeffreys for 23 years, and has signed an employment agreement with Jeffreys to continue in that capacity. Leon Jeffreys, the Chairman of the Board of Jeffreys, has signed an employment agreement with Jeffreys to continue in that capacity, and serves as a director of the Company.

  THE LEVINSON STEEL COMPANY

     The Levinson Steel Company ("Levinson"), founded in 1902, is a Pittsburgh-based distributor and processor of plate and other structural products, including high strength beams. Levinson has additional locations in Ambridge and York, Pennsylvania; Camden, New Jersey; Seekonk, Massachusetts and Greenville, Kentucky. Levinson's facilities are a good geographic fit with Metals USA's Interstate subsidiary and will complement the Jeffreys and Queensboro operations as well. Levinson has about 165 employees. William Bennett, the President and CEO of Levinson, has been employed by Levinson for seven years and has signed an employment agreement to continue in that capacity.

  MEIER METAL SERVICENTERS, INC.

     Meier Metal Servicenters, Inc. ("Meier"), headquartered in Hazel Park, Michigan, was founded in 1945 by Louis F. Meier and operates primarily in the upper midwest and southeastern regions of the United States. Meier operates service centers in Hazel Park and Grand Rapids, Michigan; Chicago, Illinois; Dayton and Cleveland, Ohio and Greensboro, North Carolina and is a value-added processor and distributor of nonferrous metals, including aluminum, brass, copper, bronze and stainless steel. Meier sells its products to customers in the tool and die, screw machine products, industrial machinery, transportation and aerospace industries. Meier has about 115 employees. Lawrence Sauers, recently appointed President and Chief Operating Officer of Meier, has been employed by Meier for 36 years and has signed an employment agreement with Meier to continue in that capacity.

  METALMART, INC. AND MARK METALS, INC.

     Metalmart, Inc. ("Metalmart"), founded in 1974, is headquartered in Carlsbad, California and has a large manufacturing plant in Whittier, California. Metalmart has exclusive distribution of magnesium bar stock in the western United States and access to sources for hard-to-find metal alloys. Metalmart and Mark Metals, Inc. ("Mark Metals") have about 37 employees. Randall Biggs, the Chief Executive Officer of Metalmart and Mark Metals, has been employed by Metalmart for 23 years and has signed an employment agreement with Metalmart to continue in that capacity.

  NATIONAL MANUFACTURING, INC.

     National Manufacturing, Inc. ("National"), headquartered in North Kansas City, Missouri was founded in 1943 and manufacturers and distributes a variety of aluminum products, including windows, storm doors and sidings. National has about 41 employees. Ramon Coleman, the Chief Operating Officer of National, has been employed by National for ten years and has signed an employment agreement with National to continue in that capacity.

  PACIFIC METAL COMPANY

     Pacific Metal Company ("Pacific"), is headquartered in Portland, Oregon, was founded in 1876 by Fredrick K. Morrow and operates in Seattle and Spokane, Washington; Medford and Eugene, Oregon; Boise, Idaho; and Billings, Montana. Pacific is a value-added metals processor of flat rolled common alloy aluminum and steel; other products include sheet, bar and rod in a variety of dimensions and alloys of brass, copper, stainless and galvanized steel. Pacific provides a number of products and services primarily to the transportation, consumer durables, electrical and telecommunications equipment and other manufacturing industries. Pacific has about 160 employees. Don Peck, the Chairman and Chief Executive Officer of Pacific, has been employed by Pacific for 41 years and has signed an employment agreement with Pacific to continue in that capacity.

  QUEENSBORO STEEL CORPORATION

     Queensboro Steel Corporation ("Queensboro"), headquartered in Wilmington, North Carolina, was founded in 1952 by George and Seymour Alper and operates primarily in the southeastern region of the United States. Queensboro operates service centers in Wilmington and Greensboro, North Carolina and Norfolk, Virginia and is a value-added metals processor/service center and fabricator, providing products and services primarily to the shipbuilding, transportation, construction, pulp and paper and chemical industries. Queensboro has about 200 employees. Mark Alper, the President of Queensboro, has been employed by Queensboro for 26 years, has signed an employment agreement with Queensboro to continue in that capacity and is the Vice President Development and a director of the Company.

  R. J. FABRICATING INC.

     R. J. Fabricating Inc. ("RJ Fabricating"), headquartered in Milwaukee, Wisconsin, is a processor of steel products using laser burning, computer-controlled ("CNC") punching and general fabrication. RJ Fabricating has about 21 employees. Lester G. Peterson, the President of Williams and a director of the Company, also serves as the President of RJ Fabricating.

  ROYAL ALUMINUM, INC.

     Royal Aluminum, Inc. ("Royal"), is headquartered in Leesburg, Florida and is the successor to a business founded in 1965. Royal manufactures and distributes aluminum building products through its manufacturing facility in Leesburg, Florida, and sells its products through five distribution centers located primarily in the southeastern United States. Royal has about 85 employees. Allen Applebee, the President and Chief Operating Officer of Royal, has been employed by Royal for 29 years and has signed an employment agreement with Royal to continue in that capacity.

  SEABOARD STEEL AND IRON CORPORATION

     Interstate acquired the assets of Seaboard Steel and Iron Corporation ("Seaboard") in January 1998. Seaboard was a Baltimore-based full-line steel service center with a diverse inventory of heavy carbon structural products. Seaboard has been integrated with Interstate and had ten employees who are now employed by Interstate.

  SOUTHERN ALLOY OF AMERICA, INC.

     Southern Alloy of America, Inc. ("Southern Alloy"), headquartered in Salisbury, North Carolina, was founded in 1977 and operates primarily in the southeastern region of the United States. Southern Alloy operates a plant in Salisbury, North Carolina and is a specialty metals processor, providing products and services primarily to the fluid power, machine tools, pump and valve, power transmission and textile machinery industries. Southern Alloy has about 30 employees. William B. Edge, the President of Southern Alloy, has been employed by Southern Alloy for 16 years, has signed an employment agreement with Southern Alloy to continue in that capacity and is a Senior Vice President and director of the Company.

  STEEL SERVICE SYSTEMS, INC.

     Steel Service Systems, Inc. ("Service Systems"), headquartered in
Horicon, Wisconsin, was founded in 1990 and operates primarily in the midwestern region of the United States. Service Systems operates a service center in Horicon, Wisconsin and is a value-added metals processor/service center providing products and services primarily for manufacturers of lawn and garden equipment, outdoor recreation vehicles and furniture. Service Systems has about 75 employees. Craig R. Doveala, the President of Service Systems, has been employed by Service Systems since its founding, has signed an employment agreement with Service Systems to continue in that capacity and is a director of the Company.

  TEXAS ALUMINUM INDUSTRIES, INC./THE CORNERSTONE GROUP

     Texas Aluminum Industries, Inc. ("Texas Aluminum"), headquartered in Houston, Texas, was founded in 1949 by Gene C. Elkins. The Cornerstone Group ("Cornerstone") includes four entities founded in 1995, 1996 and 1997 by Michael E. Christopher and Mark Elkins, who were the principal stockholders of Texas Aluminum (Texas Aluminum and Cornerstone being collectively referred to herein as "Texas Aluminum/Cornerstone"). Texas Aluminum/Cornerstone operates through five manufacturing plants and 37 service centers and distribution facilities primarily in the Sunbelt. Texas Aluminum/Cornerstone produces and distributes aluminum and steel building products consisting of windows, doors, insulated wall panels, canopies and awnings primarily for the commercial and residential building products industries. Texas Aluminum/Cornerstone has about 275 employees. Michael E. Christopher has been employed by Texas Aluminum for ten years, has signed an employment agreement with Texas Aluminum/Cornerstone as President of Texas Aluminum/Cornerstone and is a Senior Vice President and a director of the Company.

  UNI-STEEL, INC.

     Uni-Steel, Inc. ("Uni-Steel"), headquartered in Enid, Oklahoma, was founded in 1987 as a result of the merger of two companies which began operations in 1907 and 1924, and operates primarily in the southwestern and midwestern regions of the United States. Uni-Steel operates service centers in Enid, Muskogee and the Port of Muskogee, Oklahoma and is a value-added metals processor/service center providing products and services primarily to customers in the oil and gas, transportation, mining and manufacturing industries. Uni-Steel has about 130 employees. Richard A. Singer, the Chief Executive Officer of Uni-Steel, has been employed by Uni-Steel for 32 years, has signed an employment agreement with Uni-Steel to continue in such capacity and is a Senior Vice President and a director of the Company.

  WAYNE STEEL, INC.

     Wayne Steel, Inc. ("Wayne"), headquartered in Wooster, Ohio, was founded in 1921 by Meyer Shapiro and operates in Randleman, North Carolina, and opened a newly-constructed processing facility in Jeffersonville, Indiana in January 1998. Wayne is a value-added metals processor of flat rolled steel providing products and services primarily in the transportation, electrical and telecommunications equipment manufacturing industries. Wayne has about 220 employees. Tom Shapiro, the President and Chief Executive Officer of Wayne, has been employed by Wayne for 25 years and has signed an employment agreement with Wayne to continue in that capacity.

  WESTERN AWNING COMPANY, INC.

     Western Awning Company, Inc. ("Western") was founded in 1982 and is headquartered in Pacific, Washington. Western processes and distributes a variety of aluminum products. Western currently has 12 employees. Neal Sorenson, the President of Western, has been employed by Western for 20 years and has signed an employment agreement with Western to continue in that capacity.

  WILLIAMS STEEL & SUPPLY CO., INC.

     Williams Steel & Supply Co., Inc. ("Williams"), headquartered in Milwaukee, Wisconsin, was founded in 1944 and operates primarily in the midwest region of the United States. Williams operates a service center in Milwaukee, Wisconsin and is a value-added metals processor/service center, providing products and services primarily to the construction industry, OEMs and fabricators. Williams has about 80 employees. Lester G. Peterson, the President of Williams, has been employed by Williams for 27 years, has signed an employment agreement with Williams to continue in that capacity and is a director of the Company.

ITEM 2.  PROPERTIES

     The Company operates 53 metals processing facilities that are used to receive, warehouse, process and ship metals. These facilities utilize various metals processing and materials handling machinery and equipment. The Company's aluminum building products division operates 11 facilities where it processes metals into various building products. These 64 service center facilities are as follows:

                                                                           SQUARE        OWNED/
                                                   LOCATION                FOOTAGE       LEASED
                                       ---------------------------------  ---------     --------
Affiliated...........................  Granite City, Illinois               300,000       Leased
                                       Butler, Indiana                      200,000        Owned
Federal Bronze.......................  Newark, New Jersey                    41,000       Leased
Harvey...............................  Santa Monica, California              50,000       Leased
Independent..........................  Germantown, Wisconsin                 90,000        Owned
                                       New Hope, Minnesota                   19,000       Leased
                                       Broadview, Illinois                   61,000       Leased
                                       Orlando, Florida                      23,000       Leased
Interstate...........................  Philadelphia, Pennsylvania            70,000       Leased
                                       Philadelphia, Pennsylvania           120,000       Leased
                                       Baltimore, Maryland                   65,000       Leased
                                       Ambridge, Pennsylvania               133,000       Leased
Jeffreys.............................  Mobile, Alabama                      214,000        Owned
                                       Muscle Shoals, Alabama               104,000        Owned
                                       Attalla, Alabama                      53,000        Owned
                                       Columbus, Mississippi                 45,000        Owned
                                       Kenner, Louisiana                     61,000        Owned
                                       Oakwood, Georgia                     206,000        Owned
                                       Jacksonville, Florida                 60,000        Owned
                                       Lakeland, Florida                    120,000        Owned
                                       Fort Lauderdale, Florida              27,000       Leased
Levinson.............................  Ambridge, Pennsylvania               130,000       Leased
                                       Camden, New Jersey                   104,000       Leased
                                       Greenville, Kentucky                  33,000        Owned
                                       Seekonk, Massachusetts               115,000        Owned
                                       York, Pennsylvania                   109,000       Leased
Meier................................  Hazel Park, Michigan                  73,000        Owned
                                       Broadview, Illinois                   21,000        Owned
                                       Moraine, Ohio                         21,000        Owned
                                       Greensboro, North Carolina            52,000       Leased
                                       Kentwood, Michigan                    12,000       Leased
                                       Cleveland, Ohio                       12,000       Leased
Metalmart and Mark Metals............  Whittier, California                  42,000       Leased
National.............................  Kansas City, Missouri                 58,000       Leased
Pacific..............................  Billings, Montana                     10,000       Leased
                                       Boise, Idaho                          26,000       Leased
                                       Eugene, Oregon                        33,000        Owned
                                       Medford, Oregon                       14,000        Owned
                                       Portland, Oregon                     111,000       Leased
                                       Spokane, Washington                   49,000        Owned
                                       Tukwila, Washington                   80,000        Owned
Queensboro...........................  Wilmington, North Carolina           178,000       Leased
                                       Wilmington, North Carolina*           45,000        Owned
                                       Greensboro, North Carolina*          115,000        Owned
                                       Chesapeake, Virginia                  62,000       Leased
RJ Fabricating.......................  Milwaukee, Wisconsin                  31,000       Leased
Royal................................  Leesburg, Florida                     69,000        Owned
                                       Leesburg, Florida                     76,000       Leased
                                       Irmo, South Carolina                  38,000       Leased
Southern Alloy.......................  Salisbury, North Carolina             24,000       Leased

                                                                           SQUARE        OWNED/
                                                   LOCATION                FOOTAGE       LEASED
                                       ---------------------------------  ---------     --------
Service Systems......................  Horicon, Wisconsin*                  103,000       Leased
Texas Aluminum/Cornerstone...........  Houston, Texas                       165,000        Owned
                                       Houston, Texas                       220,000       Leased
                                       Las Vegas, Nevada                     42,000       Leased
                                       Ontario, California                   11,000       Leased
                                       Tempe, Arizona                        24,000       Leased
                                       Rancho Cordova, California            24,000       Leased
Uni-Steel............................  Enid, Oklahoma                       112,000       Leased
                                       Muskogee, Oklahoma                   134,000       Leased
Wayne................................  Wooster, Ohio*                       140,000        Owned
                                       Randleman, North Carolina*           110,000        Owned
                                       Jeffersonville, Indiana*              90,000        Owned
Western..............................  Pacific, Washington                   24,000       Leased
Williams.............................  Milwaukee, Wisconsin                 137,000       Leased

------------

* These facilities are subject to liens with respect to certain debt agreements.

     In addition to the service center facilities listed above, the Company's aluminum building products division also operates 37 sales and distribution centers throughout the western, southwestern and southeastern United States. These facilities, which are all leased, range in size from 4,800 square feet to 50,000 square feet. Many of the Company's facilities are capable of being utilized at higher capacities, if necessary. The Company is planning to expand two of its existing facilities over the next 12 months. The Company believes that its facilities after the planned expansions will be adequate for the expected needs of its existing businesses over the next several years.

ITEM 3.  LEGAL PROCEEDINGS

     THIS SECTION CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS.

     Subsidiaries of the Company are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on The New York Stock Exchange since July 11, 1997. The following table sets forth the high and low sale prices for the Common Stock for the period from July 11, 1997, the date of the IPO, through March 24, 1998.

                                         HIGH        LOW
                                       ---------  ---------
1997:
     July 11, 1997 to September 30,
     1997............................  $   16.00  $   10.00
     October 1, 1997 to December 31,
     1997............................  $   16.50  $   13.38
1998:
     January 1, 1998 to March 24,
     1998............................  $   18.00  $   14.00

     The Company believes there are over 2,000 stockholders of record of the Company's Common Stock.

     The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's Credit Facility includes restrictions on the ability of the Company to pay dividends without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

     The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data." The historical consolidated financial information for the fiscal years ended 1993 through 1997 reflects the historical financial statements of Metals USA, restated for the effects of the business combinations with Jeffreys and Wayne which were accounted for as "poolings-of-interests" and the remaining Acquired Companies from their respective acquisition dates.

     The Acquired Companies operated as privately-owned entities prior to their acquisition by Metals USA and their results of operations reflect varying tax structures ("S Corporations" or "C Corporations") which have influenced the level of owners' compensation. The owners of the Acquired Companies have contractually agreed to certain reductions in both their compensation and benefits and in certain cases lease payments for their respective facilities in connection with the acquisitions. These cost savings, which are not reflected in the historical consolidated financial information presented below, are reflected in the Unaudited Pro Forma Combined Statements of Operations presented in Item
8. "Financial Statements and Supplementary Data."

                                                    YEARS ENDED DECEMBER 31,(1)
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
  Net sales..........................  $   507.8  $   240.1  $   235.2  $   212.3  $   136.1
  Cost of sales......................      390.7      183.6      183.8      165.3      103.7
  Operating and delivery.............       52.2       24.0       20.7       18.5       12.5
  Selling, general and
     administrative..................       39.4       19.8       14.2       12.8        9.1
  Depreciation and amortization......        5.4        3.5        2.8        2.2        1.8
  Operating income...................       20.1        9.2       13.7       13.5        9.0
  Interest expense...................        5.0        1.7        2.3        1.7        1.9
  Other income.......................        (.1)       (.4)       (.3)       (.3)      (1.3)
  Income before income taxes.........       15.2        7.9       11.7       12.1        8.4
  Net income.........................        6.0        3.3        6.9        7.3        5.2
  Earnings per share.................  $     .28  $     .31  $     .84  $     .89  $     .63
  Earnings per share -- assuming
     dilution........................  $     .28  $     .31  $     .84  $     .89  $     .63
  Number of common shares used in the
     per share calculations:
     Earnings per share..............       21.3       10.6        8.2        8.2        8.2
     Earnings per share -- assuming
       dilution......................       21.6       10.6        8.2        8.2        8.2

                                                       FISCAL YEARS ENDED(1)
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
                                                           (IN MILLIONS)
BALANCE SHEET DATA:
  Working capital....................  $   186.6  $    46.3  $    48.0  $    43.5  $    36.5
  Total assets.......................      467.0       95.1       88.8       88.5       62.0
  Long-term debt, less current
     portion.........................      167.1       24.6       31.4       23.2       21.3
  Stockholders' equity...............      217.1       49.2       41.8       36.5       30.0
  Dividends declared(2)..............     --         --         --         --         --

------------

(1) As a result of the merger with Metals USA, Jeffreys changed its fiscal year to December 31 beginning January 1, 1996, to conform to the fiscal periods of Metals USA and the other Acquired Companies. The historical financial information of Jeffreys for the years ended July 31, 1995, 1994 and 1993 have been included in the Company's consolidated financial statements for the years ended December 31, 1995, 1994 and 1993.

(2) Exclusive of pre-acquisition distributions of S Corporations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     THIS SECTION CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS.

     The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto in Item 8. "Financial Statements and Supplementary Data."

INTRODUCTION

     The Company's net sales are derived from the processing of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. Most of the metal sold by the Company is processed by the Company. The Company processes various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Additionally, certain of the Acquired Companies manufacture finished building products for commercial and residential applications and machine certain specialty metals.

     The Company anticipates that it will realize savings from: (i) greater volume discounts from raw materials and other suppliers and (ii) consolidation of insurance and other general and administrative costs. It is anticipated that the administrative cost savings will be offset by costs related to the Company's new corporate management and by the costs attributable to being a public company, at least until the Company's cost savings program can be fully implemented. The Company's Unaudited Pro Forma Combined Statements of Operations do not reflect any amounts as may be realized from future cost savings.

     During 1996 and the first half of 1997, the Company sold an aggregate of 1,385,500 shares of Common Stock to management of and consultants to the Company for $0.01 per share. Accordingly, the Company recorded a compensation charge of $3.6 million in 1996 and $6.0 million in the first half of 1997 representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined, (the "Compensation Charge").

     In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the "purchase" method of acquisition accounting. Under SAB 97, the company receiving the largest voting position from the shares issued in connection with the mergers must be designated as the accounting acquiror. Accordingly, Metals USA was the designated "accounting acquiror" and the Company recorded the excess of the fair value of the Merger consideration paid (exclusive of debt assumed), over the fair value of the net assets acquired with respect to the Founding Companies as "goodwill." Collectively, the excess of consideration paid (exclusive of debt assumed) over the fair value of the net assets acquired from the merger of the Founding Companies together with the merger of certain of the Subsequent Acquisitions that were accounted for using the "purchase" method of accounting, totaled approximately $121.3 million at December 31, 1997. Generally accepted accounting principles require the amortization of goodwill over its useful life, not to exceed 40 years. The amortization of goodwill is a non-cash charge to operating income. The pro forma impact of the amortization expense attributable to the goodwill created from the application of SAB 97 with respect to the Founding Companies is approximately $2.1 million per year and is not deductible for income tax purposes. The pro forma impact of the amortization expense attributable to the goodwill created from the Subsequent Acquisitions is approximately $.9 million per year, a portion of which will be deductible for income tax purposes. Prior to the issuance of SAB 97, most business combinations similar to the IPO were accounted for by combining the historical financial statements of the respective companies without the revaluation of acquired assets and liabilities and, therefore, did not result in the creation of "goodwill."

     The accounting classifications used by the Company to present the combined results of operations for the Founding Companies and the Subsequent Acquisitions generally conform to the conventions established by the Steel Service Center Institute ("SSCI") and the National Association of Aluminum Distributors. Depreciation and amortization expenses are shown separately as management believes certain investors find the information beneficial. Brief descriptions of the classifications are as follows:

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

RESULTS OF OPERATIONS

     The following historical financial information reflects the historical financial statements of Metals USA, restated for the effects of the business combinations with Jeffreys and Wayne accounted for as "poolings-of-interests" and the remaining Acquired Companies from their respective acquisition dates. Because of the merger with Metals USA, Jeffreys changed its fiscal year end from July 31 to December 31, beginning January 1, 1996 to conform to the fiscal periods of Metals USA and the other Acquired Companies. The historical financial information of Jeffreys for the year ended July 31, 1995 has been included in the Company's consolidated financial statements for the year ended December 31, 1995.

                                                           YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                         1997         %        1996         %        1995         %
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                                (IN MILLIONS)
Net sales............................  $   507.8      100.0% $   240.1      100.0% $   235.2      100.0%
Operating costs and expenses:
     Cost of sales...................      390.7       76.9%     183.6       76.5%     183.8       78.1%
     Operating and delivery..........       52.2       10.3%      24.0       10.0%      20.7        8.8%
     Selling, general and
       administrative................       39.4        7.8%      19.8        8.2%      14.2        6.0%
     Depreciation and amortization...        5.4        1.0%       3.5        1.5%       2.8        1.3%
                                       ---------  ---------  ---------  ---------  ---------  ---------
Operating income.....................       20.1        4.0%       9.2        3.8%      13.7        5.8%

  RESULTS FOR 1997 COMPARED TO 1996

     NET SALES. Net sales increased $267.7 million, or 111.5%, from $240.1 million in 1996 to $507.8 million in 1997. The increase in net sales was principally due to acquisitions of the Founding Companies on July 11, 1997 and the purchase acquisitions of Harvey, Meier and Federal Bronze on September 26, 1997. Average realized prices for steel products declined approximately 3.2% in 1997 compared to 1996.

     COST OF SALES. Cost of sales increased $207.1 million, or 112.8%, from $183.6 million in 1996 to $390.7 million in 1997. The increase in cost of sales was principally due to the business acquisitions described above. As a percentage of net sales, cost of sales increased from 76.5% in 1996 to 76.9% in 1997. This percentage increase was due to higher cost of raw materials.

     OPERATING AND DELIVERY. Operating and delivery expenses increased $28.2 million, or 117.5%, from $24.0 million in 1996 to $52.2 million in 1997. The increase in operating and delivery expenses was principally due to the business acquisitions described above. As a percentage of net sales, operating and delivery expenses increased from 10.0% in 1996 to 10.3% in 1997. This percentage increase was primarily due to higher transportation costs to support an expanding market area.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $19.6 million, or 99.0%, from $19.8 million in 1996 to $39.4 million in 1997. This increase in selling, general and administrative expenses was primarily attributable to the business acquisitions described above. Additionally, the Company recorded a Compensation Charge of $3.6 million and $6.0 million in 1996 and 1997, respectively. As a percentage of net sales, selling, general and administrative expenses decreased from 8.2% in 1996 to 7.8% in 1997. This percentage decrease was primarily due to the Compensation Charge as a percentage of net sales being less for 1997 than for 1996. Excluding the effect of the Compensation Charges recorded in 1996 and 1997, as a percentage of net sales, selling, general and administrative expenses decreased from 6.7% in 1996 to 6.6% in 1997. This percentage decrease was primarily due to the allocation of fixed costs over a higher volume of net sales.

     OPERATING INCOME. Operating income increased $10.9 million, or 118.5%, from $9.2 million in 1996 to $20.1 million in 1997. The increase in operating income was primarily attributable to the business acquisitions described above, offset by the $6.0 million Compensation Charge described in the preceding paragraph. As a percentage of net sales, operating income increased from 3.8% in 1996 to 4.0% in 1997.

     INTEREST EXPENSE. Interest expense increased $3.3 million, or 194.1%, from $1.7 million in 1996 to $5.0 million in 1997. The increase in interest expense was due to increased borrowings in connection with the business acquisitions described above.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit), the non-deductibility of the Compensation Charge and the amortization of goodwill attributable to certain acquisitions.

  RESULTS FOR 1996 COMPARED TO 1995

     NET SALES. Net sales increased $4.9 million, or 2.1%, from $235.2 million in 1995 to $240.1 million in 1996. The increase in net sales was principally due to a 6.0% increase in shipments from 388,600 tons in 1995 to 411,900 tons in 1996. Additionally, average realized prices decreased by approximately 2.5%. Approximately one-third of the increased shipments were from the Oakwood, Georgia facility acquired in March 1995.

     COST OF SALES. Cost of sales decreased $0.2 million, or 0.1%, from $183.8 million in 1995 to $183.6 million in 1996. The decrease in cost of sales was primarily attributable to a 4.4% decline in the cost of raw materials, partially offset by the increased shipments described above. As a percentage of net sales, cost of sales decreased from 78.1% in 1995 to 76.5% in 1996 due primarily to the decline in the cost of raw materials referred to above.

     OPERATING AND DELIVERY. Operating and delivery expenses increased $3.3 million, or 15.9%, from $20.7 million in 1995 to $24.0 million in 1996. This increase was primarily attributable to the increased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 8.8% in 1995 to 10.0% in 1996. This percentage increase was primarily due to higher transportation costs to support an expanding market area.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5.6 million, or 39.4%, from $14.2 million in 1995 to $19.8 million in 1996. The increase in selling, general and administrative expenses was primarily due to a $3.6 million Compensation Charge recorded during 1996 and, to a lesser extent, the increased selling costs attributable to the increased shipments described above. As a percentage of net sales, selling, general and administrative expenses increased from 6.0% for 1995 to 8.2% for 1996. This percentage increase was primarily due to the Compensation Charge described above.

     OPERATING INCOME. Operating income decreased $4.5 million, or 32.8%, from $13.7 million in 1995 to $9.2 million in 1996. The decrease in operating income was primarily attributable to the compensation charge discussed above. As a percentage of net sales, operating income decreased from 5.8% in 1995 to 3.8% in 1996.

     INTEREST EXPENSE. Interest expense decreased $0.6 million, or 26.1%, from $2.3 million in 1995 to $1.7 million in 1996. The decrease in interest expense was primarily due to lower average balances outstanding under the revolving credit facilities.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the Compensation Charge.

  LIQUIDITY AND CAPITAL RESOURCES

     Beginning with the IPO on July 11, 1997, and through March 30, 1998, the Company has completed a number of financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included a public equity offering of Common Stock which resulted in net proceeds of $58.3 million, a private offering for $200.0 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "Notes") and the establishment of a $300.0 million revolving credit facility with a group of commercial banks (the "Credit Facility"). As of March 27, 1998, $253.1 million was available to the Company under the Credit Facility.

     At December 31, 1997, the Company had cash of $7.3 million, working capital of $186.6 million and total debt of $173.0 million (of which $144.8 million was attributable to the Original Credit Facility, as defined below). At December 31, 1996, the Company had cash of $1.7 million, working capital of $46.3 million and total debt of $26.5 million. The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company intends to retain all of its earnings, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the next several years. In addition, the Company's Credit Facility and the indenture governing the Notes (the "Indenture") include restrictions on the ability of the Company to pay dividends.

     The Company generated $2.3 million and $7.9 million in net cash from operating activities for 1997 and 1996, respectively. Net cash used in investing activities was $85.7 million and $6.3 million for 1997 and 1996, respectively. The principal use of cash during 1997 was to fund the cash portion of the acquisition cost for the Acquired Companies. Net cash provided by financing activities was $89.0 million for 1997 and net cash used in financing was $3.0 million in 1996. For 1997, the cash provided by financing activities consisted primarily of the net proceeds from the sale of Common Stock of $58.3 million and borrowings under the initial $150.0 million unsecured revolving credit facility (the "Original Credit Facility").

  INVESTING ACTIVITIES

     Concurrent with the completion of the IPO, Metals USA acquired the Founding Companies for $27.8 million in cash and 10,128,609 shares of common stock. Following the IPO, the Company acquired 15 additional metal processing companies. These acquisitions include Jeffreys, Wayne, Meier, Harvey, Independent, Royal, RJ Fabricating, Federal Bronze, Pacific, National, Western, Mark Metals, Metalmart, Levinson and Seaboard. The acquisitions of Jeffreys and Wayne have been accounted for using the "pooling-of-interests" method of accounting. The remaining acquisitions were accounted for using the "purchase" method of accounting. Collectively, the Company paid a total of $83.8 million in cash and issued 12,784,820 shares of Common Stock in connection with these acquisitions. Additionally, the Company assumed approximately $92.3 million of existing indebtedness of these companies.

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

  FINANCING ACTIVITIES

     In July 1997, the Company completed its IPO of 5,900,000 shares of Common Stock for which it received net proceeds of approximately $50.1 million. The Company used a portion of the Credit Facility together with the net proceeds from the IPO to retire substantially all of the indebtedness of the Founding Companies. Additionally, on August 12, 1997, the Company sold 885,000 shares of its Common Stock pursuant to the overallotment option granted to the underwriters in connection with the IPO for net proceeds of $8.2 million. The Company used the net proceeds from the exercise of the overallotment option to repay borrowings on the Credit Facility and for other corporate purposes.

     Concurrent with the IPO, the Company obtained the Original Credit Facility which was used to fund acquisitions, refinance certain indebtedness of the acquired companies and for general corporate and working capital requirements. In January 1998, the Company obtained a $50.0 million unsecured revolving credit facility (the "Interim Credit Facility") to meet its acquisition related cash requirements pending the completion of an extension and modification of the Original Credit Facility to provide for up to $300.0 million of borrowing availability. The closing of the extension and modification of the Credit Facility on February 11, 1998 stipulated the termination of the Interim Credit Facility. The Credit Facility matures in February 2003 and will be used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. The Credit Facility requires the Company to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,
(iv) obtaining the lenders' consent with respect to certain individual acquisitions and (v) maintenance of a specified level of consolidated net worth. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries.

     On February 11, 1998, the Company received $194.5 million of net cash proceeds (before expected expenses of $0.8 million) from the sale of the Notes. The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments, payment restrictions affecting subsidiaries and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company used $179.3 million of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998.

  YEAR 2000 ISSUE

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Specifically, computational errors are a known risk with respect to dates after December 31, 1999. The Company has addressed the issue with respect to its existing subsidiaries and potential acquisitions as part of its normal due diligence procedures. The Company does not believe the cost of achieving Year 2000 compliance, in excess of the cost of normal software upgrades and replacements incurred through fiscal 1999, will be material to the Company's consolidated results of operations, financial position or liquidity.

  RECENT DEVELOPMENTS

     On March 23, 1998, the Company announced that it has agreed to make an offer for all of the issued and outstanding common shares of Ideal Metal Inc. ("Ideal") at a cash price of CAN$5.25 per share. The cash paid with respect to the offer would total approximately CAN $57.0 million. The offer is subject to the valid deposit of not less than 66 2/3% of the common shares of Ideal. The offer is subject to other usual conditions, including the receipt of any required regulatory approval and the absence of material adverse changes. As an inducement to making the offer, Ideal has entered into a support agreement with the Company pursuant to which Ideal has agreed to support the offer and to pay the Company a compensatory fee of CAN$2.5 million in certain circumstances, including if a competing offer is made.

     The Company has been advised by the Board of Directors of Ideal ("the Board") that it unanimously recommends that shareholders accept the offer and tender their shares in response and that, based on advice from its financial advisors and other considerations, the Board has determined that the offer is fair from a financial point of view and is in the best interests of Ideal shareholders. Additionally, Ideal's directors have expressed the intention to deposit their Ideal shares in the offer. Furthermore, 146670 Canada Inc. has informed the Board that it intends to tender its 65.3% interest in Ideal in response to the offer.

     Ideal is a processor and distributor of non-ferrous specialty metals with locations in Montreal, Toronto, Calgary, and Vancouver, as well as Pittsburgh and Lansdale, Pennsylvania and Loudon, Tennessee. Ideal had revenue in 1997 of approximately U.S.$130.0 million. Ideal's shares are publicly traded on the Montreal exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----
METALS USA, INC. AND SUBSIDIARIES
     Unaudited Pro Forma Combined
      Statements of Operations.......     27
     Report of Independent Public
     Accountants.....................     28
     Consolidated Balance Sheets.....     29
     Consolidated Statements of
     Operations......................     30
     Consolidated Statements of Cash
     Flows...........................     31
     Consolidated Statements of
     Stockholders' Equity............     32
     Notes to Consolidated Financial
     Statements......................     33

TEXAS ALUMINUM INDUSTRIES, INC. AND
AFFILIATES
     Report of Independent Public
     Accountants.....................     47
     Combined Balance Sheets.........     48
     Combined Statements of Income...     49
     Combined Statements of
     Stockholders' Equity and
     Members' Equity.................     50
     Combined Statements of Cash
     Flows...........................     51
     Notes to Combined Financial
     Statements......................     52

INTERSTATE STEEL SUPPLY CO. AND
AFFILIATES
     Report of Independent Public
     Accountants.....................     63
     Combined Balance Sheets.........     64
     Combined Statements of Income...     65
     Combined Statements of
     Stockholders' Equity and
     Partners' Capital...............     66
     Combined Statements of Cash
     Flows...........................     67
     Notes to Combined Financial
     Statements......................     68
QUEENSBORO STEEL CORPORATION
     Report of Independent Public
     Accountants.....................     72
     Independent Auditors' Report....     73
     Balance Sheets..................     74
     Statements of Income............     75
     Statements of Stockholders'
     Equity..........................     76
     Statements of Cash Flows........     77
     Notes to Financial Statements...     78

AFFILIATED METALS COMPANY
     Report of Independent Public
     Accountants.....................     84
     Report of Independent
     Auditors........................     85
     Report of Independent
     Auditors........................     86
     Balance Sheets..................     87
     Statements of Operations........     88
     Statements of Stockholders'
     Equity..........................     89
     Statements of Cash Flows........     90
     Notes to Financial Statements...     91

                                        PAGE
                                        ----
SOUTHERN ALLOY OF AMERICA, INC.
     Report of Independent Public
     Accountants.....................     97
     Balance Sheets..................     98
     Statements of Operations........     99
     Statements of Stockholders'
     Equity (Deficit)................    100
     Statements of Cash Flows........    101
     Notes to Financial Statements...    102

UNI-STEEL, INC.
     Report of Independent Public
     Accountants.....................    107
     Balance Sheet...................    108
     Statements of Income............    109
     Statements of Stockholders'
     Equity..........................    110
     Statements of Cash Flows........    111
     Notes to Financial Statements...    112

                       METALS USA, INC. AND SUBSIDIARIES
             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED
                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                       (IN MILLIONS, EXCEPT
                                        PER SHARE AMOUNTS)
Net sales............................  $   739.8  $   627.2
Operating costs and expenses:
     Cost of sales...................      569.3      480.0
     Operating and delivery..........       77.8       65.7
     Selling, general and
     administrative..................       45.0       37.2
     Depreciation and amortization...        8.5        9.0
                                       ---------  ---------
Operating income.....................       39.2       35.3
Other (income) expense:
     Interest expense................        7.5        5.9
     Other income....................        (.2)       (.8)
                                       ---------  ---------
Income before income taxes...........       31.9       30.2
Provision for income taxes...........       13.3       12.9
                                       ---------  ---------
Net income...........................  $    18.6  $    17.3
                                       =========  =========
Earnings per share...................  $     .61  $     .58
                                       =========  =========
Earnings per share -- assuming
  dilution...........................  $     .61  $     .58
                                       =========  =========
Number of common shares used in the
  per share calculations:
     Earnings per share..............       30.3       29.9
                                       =========  =========
     Earnings per share -- assuming
     dilution........................       30.6       29.9
                                       =========  =========

     This financial statement should be read in conjunction with the audited historical Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries included elsewhere in this report.

     The unaudited pro forma combined statements of operations for the years ended December 31, 1997 and 1996 include the accounts of Metals USA, the Founding Companies and the acquisitions accounted for using the "pooling-of-interests" method of accounting from January 1, 1996. The acquisitions accounted for using the "purchase" method of accounting are included from their respective dates of acquisition. Additionally, the unaudited pro forma combined statements of operations reflect (a) the reduction in certain related party rental and lease expenses which has been agreed to prospectively;
(b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies to which they have agreed prospectively and the reversal of the non-recurring and non-cash compensation charge related to the issuance of 985,500 and 400,000 shares of common stock to management of and consultants to Metals USA in 1997 and 1996, respectively, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the Founding Companies over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment;
(d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1996; (f) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1996; (g) certain other nonrecurring expenses, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies and (h) the incremental provision for federal and state income taxes for all entities being combined.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metals USA, Inc.:

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. (a Delaware corporation) and subsidiaries (the "Company") of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metals USA, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 1998

                       METALS USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
               ASSETS
Current assets:
     Cash............................  $     7.3  $     1.7
     Accounts receivable, net of
      allowance of $3.6 and $.3......       91.4       21.1
     Inventories.....................      153.8       41.2
     Prepaid expenses................        1.8         .7
     Deferred income tax asset.......        1.4        1.0
     Other...........................        2.2         .6
                                       ---------  ---------
          Total current assets.......      257.9       66.3
Property and equipment, net..........       82.5       26.7
Goodwill, net........................      120.1     --
Other assets, net....................        6.5        2.1
                                       ---------  ---------
          Total assets...............  $   467.0  $    95.1
                                       =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................  $    50.9  $    15.2
     Accrued liabilities.............       12.9        2.4
     Current portion of long-term
     debt............................        5.9        1.9
     Income taxes payable............        1.6         .5
                                       ---------  ---------
          Total current
        liabilities..................       71.3       20.0
Long-term debt, less current
portion..............................      167.1       24.6
Deferred income taxes................        7.0         .3
Other long-term liabilities..........        4.5        1.0
                                       ---------  ---------
          Total liabilities..........      249.9       45.9
                                       ---------  ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      none issued
       and outstanding...............     --         --
     Common stock, $.01 par value,
      53,122,914 shares authorized,
       31,461,924 and 11,997,925
      shares outstanding,
      respectively...................         .3         .1
     Additional paid-in capital......      183.2       17.0
     Unearned compensation...........       (1.5)      (1.8)
     Retained earnings...............       35.1       33.9
                                       ---------  ---------
          Total stockholders'
        equity.......................      217.1       49.2
                                       ---------  ---------
          Total liabilities and
        stockholders' equity.........  $   467.0  $    95.1
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                          -------------------------------
                                            1997       1996       1995
                                          ---------  ---------  ---------
Net sales...............................  $   507.8  $   240.1  $   235.2
Operating costs and expenses:
     Cost of sales......................      390.7      183.6      183.8
     Operating and delivery.............       52.2       24.0       20.7
     Selling, general and
      administrative....................       39.4       19.8       14.2
     Depreciation and amortization......        5.4        3.5        2.8
                                          ---------  ---------  ---------
Operating income........................       20.1        9.2       13.7
Other (income) expense:
     Interest expense...................        5.0        1.7        2.3
     Other income.......................        (.1)       (.4)       (.3)
                                          ---------  ---------  ---------
Income before income taxes..............       15.2        7.9       11.7
Provision for income taxes..............        9.2        4.6        4.8
                                          ---------  ---------  ---------
Net income..............................  $     6.0  $     3.3  $     6.9
                                          =========  =========  =========
Earnings per share......................  $     .28  $     .31  $     .84
                                          =========  =========  =========
Earnings per share -- assuming
  dilution..............................  $     .28  $     .31  $     .84
                                          =========  =========  =========
Number of common shares used in the per
  share calculations:
     Earnings per share.................       21.3       10.6        8.2
                                          =========  =========  =========
     Earnings per share -- assuming
      dilution..........................       21.6       10.6        8.2
                                          =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                             FOR THE YEARS ENDED
                                                DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................  $     6.0  $     3.3  $     6.9
    Adjustments to reconcile net
     income to net cash provided by
     operating activities --
         Capital contributions
           attributable to deemed tax
           payments of S
           Corporations..............        2.9        2.4        2.9
         Provision for bad debts.....         .6         .2         .3
         Depreciation and
           amortization..............        5.4        3.5        2.8
         Deferred income taxes.......         .6        (.2)        .1
         Deferred financing costs
           incurred..................       (1.0)    --             .1
         Compensation charged against
           notes receivable..........     --             .5     --
         Compensation
           expense -- management
           shares....................        6.0        3.6     --
         Changes in operating assets
           and liabilities, net of
           business acquisitions --
             Accounts receivable.....        2.4     --            2.7
             Inventories.............       (6.4)      (9.7)      10.4
             Prepaid expenses and
               other assets..........        (.3)       (.2)        .1
             Accounts payable and
               accrued liabilities...      (14.2)       4.7       (3.5)
             Income taxes payable....         .4         .2     --
         Other operating.............        (.1)       (.4)       (.2)
                                       ---------  ---------  ---------
                  Net cash provided
                    by operating
                    activities.......        2.3        7.9       22.6
                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property............      (18.5)      (6.5)      (8.5)
    Purchase of businesses, net of
     acquired cash...................      (68.6)    --           (6.0)
    Other investing..................        1.4         .2        (.1)
                                       ---------  ---------  ---------
                  Net cash used in
                    investing
                    activities.......      (85.7)      (6.3)     (14.6)
                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of stock................       58.3     --         --
    Distributions to shareholders....       (4.8)      (3.9)      (5.1)
    Net borrowings (repayments) on
     long-term debt..................       (4.0)      (2.0)       3.1
    Net borrowings (repayments) on
     revolving credit facilities.....       39.6        3.1       (3.7)
    Net payments on notes payable to
     affiliates......................        (.3)       (.4)       (.5)
    Other financing..................         .2         .2     --
                                       ---------  ---------  ---------
                  Net cash provided
                    by (used in)
                    financing
                    activities.......       89.0       (3.0)      (6.2)
                                       ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH......        5.6       (1.4)       1.8
CASH, beginning of period............        1.7        3.1        1.3
                                       ---------  ---------  ---------
CASH, end of period..................  $     7.3  $     1.7  $     3.1
                                       =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for --
         Interest....................  $     4.9  $     1.6  $     2.2
         Income taxes................        5.5        2.1        1.7
    Non-cash activities --
         Retirement plan contribution
           charged to unearned
           compensation and
           additional paid-in
           capital...................         .4         .6         .6
         Purchase of businesses for
           stock.....................      197.6     --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                   ADDITIONAL
                                        COMMON       PAID-IN        UNEARNED       RETAINED
                                         STOCK       CAPITAL      COMPENSATION     EARNINGS      TOTAL
                                        -------    -----------    -------------    ---------   ---------
BALANCE, December 31, 1994...........    $  .1       $   7.6          $(2.9)        $  31.7    $    36.5
  Shares released under leveraged
     ESOP Plan.......................     --              .1             .5           --              .6
  Capital contributions attributable
     to deemed tax payments of S
     Corporation.....................     --             2.9         --               --             2.9
  Distributions......................     --          --             --                (5.1)        (5.1)
  Net income.........................     --          --             --                 6.9          6.9
                                        -------    -----------    -------------    ---------   ---------
BALANCE, December 31, 1995...........       .1          10.6           (2.4)           33.5         41.8
  Adjustment to conform fiscal
     year-ends.......................     --              .1             .2             1.0          1.3
  Shares released under leveraged
     ESOP Plan.......................     --              .2             .4           --              .6
  Other adjustments..................     --              .1         --               --              .1
  Shares issued to members of
     management......................     --             3.6         --               --             3.6
  Capital contributions attributable
     to deemed tax payments of S
     Corporations....................     --             2.4         --               --             2.4
  Distributions......................     --          --             --                (3.9)        (3.9)
  Net income.........................     --          --             --                 3.3          3.3
                                        -------    -----------    -------------    ---------   ---------
BALANCE, December 31, 1996...........       .1          17.0           (1.8)           33.9         49.2
  Shares issued to members of
     management......................     --             6.0         --               --             6.0
  Shares sold in connection with the
     IPO.............................       .1          58.2         --               --            58.3
  Shares issued in connection with
     the acquisition of the Founding
     Companies.......................       .1          80.1         --               --            80.2
  Shares issued in connection with
     the Subsequent Acquisitions.....     --            18.6         --               --            18.6
  Shares released under leveraged
     ESOP Plan.......................     --              .1             .3           --              .4
  Other adjustments..................     --              .3         --               --              .3
  Capital contributions attributable
     to deemed tax payments of S
     Corporations....................     --             2.9         --               --             2.9
  Distributions......................     --          --             --                (4.8)        (4.8)
  Net income.........................     --          --             --                 6.0          6.0
                                        -------    -----------    -------------    ---------   ---------
BALANCE, December 31, 1997...........    $  .3       $ 183.2          $(1.5)        $  35.1    $   217.1
                                        =======    ===========    =============    =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded on July 3, 1996 to become a leading national value-added metals processor service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly fragmented metals processing industry. Prior to its initial public offering ("IPO"), Metals USA had conducted no operations. Concurrent with the consummation of its IPO on July 11, 1997, Metals USA acquired, in separate transactions (the "Mergers") eight companies (the "Founding Companies") engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through December 31, 1997, Metals USA acquired seven additional companies and subsequent to December 31, 1997, acquired eight additional companies in similar businesses (See Note 2). Certain of the companies acquired after the IPO were accounted for using the "pooling-of-interests" method, resulting in a restatement of the Company's financial statements for all periods presented (See Note 2). References herein to the "Company" include Metals USA and its subsidiaries.

     The Company sells to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The Company believes that its broad customer base and its wide array of metals processing capabilities, products and services, coupled with its broad geographic coverage of the United States, reduce the Company's susceptibility to economic fluctuations affecting any one industry or geographical area.

  USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Certain of the Company's subsidiaries use the last-in first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. As of December 31, 1997 and 1996, approximately 46.4% and 52.2%, respectively of the consolidated inventories were accounted for using the LIFO method of accounting.

     PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

     GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a forty-year life using the straight-line method. The

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Company reviews the recoverability of goodwill and other long-lived assets including other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired. The Company has not recorded any impairment losses with respect to goodwill, other long-lived assets or other intangible assets as of December 31, 1997. Accumulated amortization totaled $1.2 as of December 31, 1997.

     OTHER ASSETS -- Other assets include deferred financing costs and other intangible assets, which are being amortized over the estimated useful life of the related borrowing or intangible asset. Accumulated amortization of other assets totaled $1.1 and $.5 as of December 31, 1997 and 1996, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of the notes payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying amounts of notes payable approximate fair value at the applicable balance sheet dates.

     CONCENTRATION OF CREDIT RISK -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. Generally, credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. The Company periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     INCOME TAXES -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

     EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." The Company adopted SFAS No. 128 for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Earnings per Share") and diluted earnings per share ("Earnings per Share -- Assuming Dilution").
Earnings per Share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share -- Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Earnings per Share -- Assuming Dilution is computed similarly to fully diluted earnings per share under previous accounting rules.

     Earnings per Share was computed using 8,230,011 shares (the aggregate number of shares issued in connection with the acquisition of entities accounted for using the "pooling-of-interests" method of accounting) for periods prior to July 3, 1996 (date of inception). The 4,753,414 shares issued in connection with the organization of Metals USA, including shares issued to management, were considered to be issued and outstanding from the date of inception without regard to the date such shares were actually issued. The 6,785,000 shares issued in connection with the IPO and the 11,693,499 shares issued in connection with the

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
entities acquired using the "purchase" method of accounting have been included in the Earnings per Share computation only from their respective dates of issuance, resulting in weighted average shares of 8,341,480 for the year ended December 31, 1997. Earnings per Share -- Assuming Dilution differs from the Earnings per Share computation due to the inclusion of stock options that were dilutive.

     STOCK BASED COMPENSATION -- Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," allows entities to choose between the fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees."
The Company has elected to account for stock options or similar equity instruments using the intrinsic, value-based method of accounting prescribed in APB No. 25.

2.  BUSINESS COMBINATIONS

  POOLING TRANSACTIONS

     On September 26, 1997, Metals USA completed the acquisition of all the capital stock of Jeffreys Steel Company, Inc. ("Jeffreys") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations." Jeffreys is headquartered in
Mobile, Alabama, and is engaged in the wholesale and retail sale of steel. Jeffreys has historically reported on a July 31 fiscal year-end. For purposes of the merger with Metals USA, the accompanying financial statements reflect Jeffreys on a calendar year-end basis effective January 1, 1996. The historical financial information of Jeffreys for the year ended July 31, 1995 has been included in the Company's consolidated financial statements for the year ended December 31, 1995. The net sales and net income of Jeffreys for the period from August 1, 1995, through December 31, 1995, were $51.0 and $1.0, respectively. The net income of Jeffreys for this transition period is included in the accompanying consolidated statements of stockholders' equity as an adjustment to retained earnings in order to conform their fiscal year to that of the Company.

     On November 20, 1997, Metals USA completed the acquisition of all the capital stock of Wayne Steel, Inc. ("Wayne") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Wayne operates as a wholesaler and processor of steel and aluminum flat rolled products and is headquartered in Wooster, Ohio. Prior to the acquisition by Metals USA, the shareholders of Wayne had elected to be taxed as an S Corporation; accordingly, any federal income tax liabilities for the periods prior to the acquisition date were the responsibility of the respective stockholders. For purposes of these consolidated financial statements, federal income taxes have been provided as if Wayne had filed C Corporation tax returns for the pre-acquisition periods, with the current income tax provisions reflected in the consolidated financial statements as increases to additional paid-in capital. Collectively, Metals USA issued 8,230,011 shares of common stock in exchange for all of the capital stock of Jeffreys and Wayne. The unaudited aggregate pre-acquisition net sales and net income for Jeffreys and Wayne during 1997 were $210.1 and $7.3, respectively. There were no transactions between Metals USA, Jeffreys or Wayne during periods prior to these business combinations.

  PURCHASE TRANSACTIONS

     Concurrent with the completion of its IPO on July 11, 1997, Metals USA acquired the eight Founding Companies, which are in the metal processing and distribution business. The companies acquired were Affiliated Metals Company headquartered in Granite City, Illinois; Interstate Steel Supply Co. headquartered in Philadelphia, Pennsylvania; Queensboro Steel Corporation headquartered in Wilmington, North Carolina; Southern Alloy of America, Inc. headquartered in Salisbury, North Carolina; Steel Service Systems, Inc. headquartered in Horicon, Wisconsin; Texas Aluminum Industries, Inc./The Cornerstone Group headquartered in Houston, Texas; Uni-Steel, Inc. headquartered in Enid, Oklahoma and Williams

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Steel & Supply Co., Inc. headquartered in Milwaukee, Wisconsin. The acquisition of each of the Founding Companies was accounted for using the "purchase" method of accounting in accordance with APB No. 16. The aggregate consideration paid by Metals USA to acquire the Founding Companies was approximately $27.8 in cash, 10,128,609 shares of common stock and the assumption of $92.6 of debt.

     Subsequent to the IPO, Metals USA acquired five additional companies using the "purchase" method of accounting in accordance with APB No. 16. The acquisitions completed in September 1997 included Harvey Titanium, Ltd. headquartered in Santa Monica, California; Meier Metal Servicenters, Inc. headquartered in Hazel Park, Michigan and the business of Federal Bronze Products, Inc., headquartered in Newark, New Jersey. The acquisitions completed in December 1997 included Royal Aluminum, Inc. headquartered in Leesburg, Florida and R. J. Fabricating Inc. headquartered in Milwaukee, Wisconsin. These five companies are referred to collectively as the "1997 Subsequent Acquisitions." The aggregate consideration paid by Metals USA for the 1997 Subsequent Acquisitions consists of approximately $44.1 in cash, 1,564,890 shares of common stock and the assumption of indebtedness of approximately $15.4.

     The Company has recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in connection with both the Founding Companies and the 1997 Subsequent Acquisitions as "goodwill" in the accompanying consolidated balance sheet. The goodwill is being amortized over a forty-year period. The results of operations of the Founding Companies and the 1997 Subsequent Acquisitions are included in the accompanying consolidated financial statements from their respective dates of acquisition.

     The following summarized unaudited pro forma financial information assumes the acquisition of the Founding Companies, the 1997 Subsequent Acquisitions and the issuance of the Notes (as defined in Note 6) occurred on January 1, 1996. The pro forma decrease in earnings resulting from the issuance of the Notes was approximately $.11 per share for both periods presented.

                                       YEARS ENDED DECEMBER
                                               31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                           (UNAUDITED)
Net sales............................  $   854.5  $   763.5
Operating costs and expenses:
     Cost of sales...................      655.7      583.0
     Operating and delivery..........       86.2       75.4
     Selling, general and
       administrative................       56.0       50.2
     Depreciation and amortization...       10.2       11.1
                                       ---------  ---------
Operating income.....................       46.4       43.8
Interest expense.....................       16.4       15.4
Other (income) expense...............         .7       (1.0)
                                       ---------  ---------
Income before income taxes...........       29.3       29.4
Provision for income taxes...........       12.4       12.7
                                       ---------  ---------
Net income...........................  $    16.9  $    16.7
                                       =========  =========
Earnings per share...................  $     .54  $     .53
                                       =========  =========
Earnings per share -- assuming
  dilution...........................  $     .53  $     .53
                                       =========  =========
Number of common shares used in per
  share calculations:
     Earnings per share..............       31.5       31.5
                                       =========  =========
     Earnings per share -- assuming
       dilution......................       31.8       31.5
                                       =========  =========

     The preceding pro forma amounts reflect the results of operations for the Metals USA, the Founding Companies and the 1997 Subsequent Acquisitions, assuming the transactions were completed on January 1, 1996. Additionally, the amounts shown in the table reflect (a) the reduction in certain related party rental

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
and lease expenses which has been agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have agreed to prospectively and the reversal of the non-cash compensation charge related to the issuance of 985,500 and 400,000 shares of common stock to management of and consultants to Metals USA in 1997 and 1996, respectively, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the Founding Companies and 1997 Subsequent Acquisitions over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment; (d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies and 1997 Subsequent Acquisitions, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1996; (f) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1996; (g) certain other nonrecurring expenses with respect to the 1997 Subsequent Acquisitions, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies; (h) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility (as defined in Note 6), net of the repayment of outstanding indebtedness of the Company and (i) the incremental provision for federal and state income taxes for all entities being combined.

3.  INVENTORIES

     Inventories consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Raw materials --
     Structural steel................  $     8.4  $    19.7
     Flat-rolled steel...............       39.0       13.2
     Specialty metals................       22.0     --
     Aluminum products...............       17.6         .6
     Other...........................        1.9        3.9
                                       ---------  ---------
          Total raw materials........       88.9       37.4
                                       ---------  ---------
Work-in-process and finished goods --
     Structural steel................       35.8     --
     Flat-rolled steel...............       19.2        5.1
     Specialty metals................        5.1     --
     Aluminum products...............        6.7         .4
                                       ---------  ---------
          Total work-in-process and
              finished goods.........       66.8        5.5
                                       ---------  ---------
Less -- LIFO reserve.................       (1.9)      (1.7)
                                       ---------  ---------
          Total......................  $   153.8  $    41.2
                                       =========  =========

     The replacement cost of the Company's inventory exceeds the historical cost of the inventory, computed using the LIFO method of valuation, as reported in the accompanying consolidated financial statements. If the FIFO method had been used for all inventories, the carrying value would have been $155.7 and $42.9 at December 31, 1997 and 1996, respectively. Additionally, net income would have been $6.1, $3.4 and $6.6 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           DECEMBER 31,
                                         ESTIMATED     --------------------
                                        USEFUL LIVES     1997       1996
                                        ------------   ---------  ---------
Land.................................                  $     3.8  $     1.5
Building and improvements............     5-40 years        34.3       17.3
Machinery and equipment..............     7-25 years        56.7       19.2
Automobiles and trucks...............     3-12 years         7.3        4.9
                                                       ---------  ---------
                                                           102.1       42.9
Less -- Accumulated depreciation.....                      (19.6)     (16.2)
                                                       ---------  ---------
     Total...........................                  $    82.5  $    26.7
                                                       =========  =========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $3.9, $3.3 and $2.7, respectively. Additionally, following the acquisitions of Wayne and Jeffreys, the Company revised the estimated useful lives of the depreciable assets of Wayne and Jeffreys to conform to the conventions adopted by the Founding Companies. This revision reduced depreciation expense in 1997 as compared to 1996 by approximately $1.2.

5.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Accrued salaries and employee
  benefits...........................  $     5.0  $     1.0
Accrued taxes other than income......        1.8        0.4
Accrued interest.....................        1.3        0.2
Accrued profit sharing...............        1.2        0.3
Other................................        3.6        0.5
                                       ---------  ---------
     Total...........................  $    12.9  $     2.4
                                       =========  =========

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                           DECEMBER 31,
                                       ---------------------
                                          1997       1996
                                       ----------  ---------
Borrowings under the Credit
Facility.............................  $    144.8  $  --
Revolving credit facility with
  interest at prime less 1.0%,
  maturing on December 31, 1998,
  secured by inventory and trade
  accounts receivable................      --           13.3
Various issues of Industrial Revenue
  Bonds..............................        21.6        8.0
Notes payable to former employee
  stock ownership plan and trust
  members payable in annual
  installments including interest at
  prime with an 8.5% cap through
  February 1998......................         1.7        2.1
Obligations under capital leases and
  other..............................         4.9        3.1
                                       ----------  ---------
                                            173.0       26.5
Less -- Current portion..............        (5.9)      (1.9)
                                       ----------  ---------
                                       $    167.1  $    24.6
                                       ==========  =========

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Scheduled maturities of long-term debt for the years ending December 31 are as follows: 1998 -- $5.9; 1999 -- $2.2; 2000 -- $2.5; 2001 -- $2.4; 2002 --
$2.3; thereafter -- $157.7.

     The Industrial Revenue Bonds (the "IRBs") are payable in installments ranging from monthly to annual with variable interest ranging from 4.35% to 6.61% per annum at December 31, 1997 and mature from May 1, 2003 to May 1, 2009. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with a net book value of $21.2 at December 31, 1997. The IRBs place various restrictions on certain of the Company's subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures, maintenance of tangible net worth and letters of credit.

     Concurrent with the IPO, the Company obtained an initial $150.0 unsecured revolving credit facility (the "Original Credit Facility") which was used to fund acquisitions, refinance certain indebtedness of the acquired companies and for general corporate and working capital requirements. In January 1998, the Company obtained a $50.0 unsecured revolving credit facility (the "Interim Credit Facility") to meet its acquisition related cash requirements pending the completion of an extension and modification of the Original Credit Facility to provide for up to $300.0 of borrowing availability. The closing of the extension and modification of the $300.0 credit facility (the "Credit Facility") on February 11, 1998 stipulated the termination of the Interim Credit Facility. The Credit Facility matures in February 2003, bears interest at the bank's prime rate or LIBOR, at Metals USA's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. The Company will use the Credit Facility to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). In connection with the IPO, the Mergers and the 1997 Subsequent Acquisitions, the revolving credit facility and certain other obligations outstanding as of December 31, 1996 (including certain obligations of the acquired companies) were repaid with the borrowings under the Credit Facility.

     The Credit Facility requires the Company to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated net worth. At December 31, 1997, the Company was precluded from the payment of dividends under the terms of the Credit Facility.

     On February 11, 1998, the Company completed the sale of $200.0 aggregate principal amount of the Company's 8 5/8% Senior Subordinated Notes due 2008 (the "Notes"). The Company received $194.5 of net cash proceeds (before expected expenses of $0.8 upon closing). The Company used $179.3 of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998. As of February 12, 1998, the entire amount of the Credit Facility was available to the Company.

     The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at the following redemption prices:
2003 -- 104.313%; 2004 -- 102.875%; 2005 -- 101.438%; thereafter -- 100.00%, together with accrued and unpaid interest to the date of redemption. Notwithstanding the foregoing, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of the common stock of the Company, at a redemption price equal to 108.625% of the principal amount thereof, plus accrued and unpaid interest to the

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
date of such redemption; provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding immediately after such redemption. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments, payment restrictions affecting subsidiaries and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company has agreed, for the benefit of all holders of the Notes, that it will file a registration statement within 60 days after the issuance of the Notes relating to an exchange offer for the Notes under the Securities Act of 1933, as amended.

7.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal --
     Current.........................  $     7.9  $     3.9  $     3.8
     Deferred........................        (.3)       (.2)        .1
                                       ---------  ---------  ---------
                                             7.6        3.7        3.9
State --
     Current.........................        1.6         .9         .9
                                       ---------  ---------  ---------
          Total provision............  $     9.2  $     4.6  $     4.8
                                       =========  =========  =========

     The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Federal income tax at statutory
  rates..............................  $     5.3  $     2.8  $     4.1
State income taxes, net of federal
  income tax benefit.................        1.0         .4         .5
Nondeductible expenses:
     Stock compensation..............        2.1        1.3     --
     Amortization of goodwill........         .4     --         --
     Other...........................         .4         .1         .2
                                       ---------  ---------  ---------
                                       $     9.2  $     4.6  $     4.8
                                       =========  =========  =========

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The significant items giving rise to the deferred tax assets (liabilities) are as follows:

                                           DECEMBER 31,
                                       ---------------------
                                         1997        1996
                                       ---------  ----------
Deferred tax assets --
     Allowance for doubtful
     accounts........................  $     1.0  $       .1
     Uniform capitalization of
     inventory.......................        1.7          .6
     Nonqualified plan
     contribution....................     --              .2
     Accrued liabilities.............        2.0          .2
     Deferred compensation...........         .5      --
     Net operating loss
       carryforward..................         .3      --
     State taxes.....................         .3      --
                                       ---------  ----------
          Total deferred tax
          assets.....................        5.8         1.1
                                       ---------  ----------
Deferred tax liabilities --
     Property and equipment..........       (6.5)        (.3)
     Inventories -- LIFO reserve.....       (3.3)     --
     Foreign investments.............        (.9)     --
     Other...........................        (.5)        (.1)
                                       ---------  ----------
          Total deferred tax
          liabilities................      (11.2)        (.4)
Valuation allowance..................        (.3)     --
                                       ---------  ----------
          Net deferred tax
          (liabilities) assets.......  $    (5.7) $       .7
                                       =========  ==========

8.  STOCKHOLDERS' EQUITY

  COMMON STOCK AND PREFERRED STOCK

     Metals USA effected a 135.81-for-one stock split on April 21, 1997 for each share of $.01 par value common stock ("Common Stock") then outstanding. In addition, Metals USA increased the number of authorized shares of Common Stock to 50,000,000 and the authorized shares of Restricted Common Stock, as defined below, to 3,122,914 and authorized 5,000,000 shares of $0.01 par value preferred stock, which may be designated in the future. The effects of the Common Stock split and the increase in the shares of authorized Common Stock have been retroactively reflected in the consolidated balance sheets and in the accompanying notes.

     In connection with its organization and initial capitalization, Metals USA issued 135,810 shares of Common Stock at $0.01 per share to Notre Capital Ventures II, L.L.C. ("Notre"). Notre received 3,232,104 additional shares (at approximately $0.01 per share) in exchange for the contribution of incurred expenses in December 1996.

     In December 1996, 400,000 shares of Common Stock were sold to management at $.01 per share. During the first and second quarters of 1997, Metals USA issued a total of 985,500 shares of Common Stock to management of and consultants to Metals USA at a price of $.01 per share. As a result, Metals USA has recorded a non-recurring, non-cash compensation charge of $3.6 in 1996 and $6.0 in 1997, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined.

  RESTRICTED COMMON STOCK

     In April 1997, Notre exchanged 3,122,914 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Common Stock"). The holder of Restricted Common Stock is entitled to elect one member of Metals USA's Board of Directors and to 0.55 of one vote for each share held on all other matters on which they are entitled to vote.

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Each share of Restricted Common Stock will automatically convert into Common Stock on a share-for-share basis (a) in the event of a disposition of such share of Restricted Common Stock by the holder thereof (other than a disposition which is a distribution by a holder to its partners or beneficial owners or a transfer to a related party of such holder (as defined)), (b) in the event any person acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, or (c) in the event any person offers to acquire 15% or more of the total number of outstanding shares of Common Stock.

     After July 1, 1998, Metals USA may elect to convert any outstanding shares of Restricted Common Stock into shares of Common Stock in the event 80% or more of the outstanding shares of Restricted Common Stock have been converted into shares of Common Stock.

  INITIAL PUBLIC OFFERING

     On July 11, 1997 the Company completed its IPO, issuing to the public 5,900,000 shares of its common stock at a price of $10.00 per share, resulting in net proceeds to the Company of $50.1 after deducting underwriting commissions and discounts. On August 12, 1997, the Company sold 885,000 shares of Common Stock pursuant to the over-allotment option granted to the underwriters. The Company realized net proceeds from the sale of $8.2.

9.  STOCK BASED COMPENSATION

  LONG-TERM INCENTIVE PLAN

     In April 1997, Metals USA's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Plan"), which provides for the granting or awarding of incentive or non-qualified stock options ("NQSOs"), stock appreciation rights, restricted or deferred stock, dividend equivalents and other incentive awards to officers, key employees and consultants to Metals USA. The number of shares authorized and reserved for issuance under the Plan is limited to 13% of the aggregate number of shares of Common Stock outstanding. The terms of the option awards are established by the Compensation Committee of Metals USA's Board of Directors. These options will vest at the rate of 20% per year, commencing on the first anniversary of the IPO or date of grant and will expire ten years from the date of grant or three months following termination of employment. The Company did not issue any stock options prior to January 1, 1996. Options granted in 1996 were attributable to an acquired company that was accounted for as a "pooling-of-interest" business combination. Those options were converted at the applicable share conversion ratio specified in the merger agreement and exchanged for Company options issued under the Plan.

  NON-EMPLOYEE DIRECTORS' STOCK PLAN

     Metals USA's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by Metals
USA's stockholders in April 1997, provides for (i) the automatic grant to each non-employee director serving at the consummation of the IPO of an option to purchase 10,000 shares, (ii) the automatic grant to each non-employee director of an option to purchase 10,000 shares upon such person's initial election as a director, and (iii) an automatic annual grant at each annual meeting of stockholders thereafter of an option to purchase 5,000 shares to each non-employee director at which meeting such director is re-elected or remains a director, unless such annual meeting is held within three months of such person's initial election as a director. All options will have an exercise price per share equal to the fair market value of the Common Stock on the date of grant and are immediately vested and expire on the earlier of ten years from the date of grant or one year after termination of service as a director. The Directors' Plan also permits non-employee directors to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" at future settlement dates, as selected by the director. The number of shares or deferred shares received will equal the number of shares of Common

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Stock which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees.

     The following is a summary of activity:

                                          WEIGHTED
                                           AVERAGE
                                           "FAIR
                                           VALUE"                        OPTIONS FOR
                                          PER SHARE        WEIGHTED        SHARES OF
                                         OF OPTIONS      AVERAGE PRICE      COMMON
                                           GRANTED         PER SHARE         STOCK
                                        -------------    -------------    -----------
Balance January 1, 1996..............                                         --
Granted..............................      $ 10.06          $  6.81           172,788
Exercised............................                                         (42,237)
Canceled or expired..................                                         --
                                                                          -----------
Balance December 31, 1996............                                         130,551
Granted in connection with the IPO...         6.30            10.00         2,134,024
Granted to directors.................         6.30            10.00            40,000
Granted..............................         8.22            14.41           949,683
Exercised............................                                         --
Canceled or expired..................                                         --
                                                                          -----------
Balance December 31, 1997............                                       3,254,258
                                                                          ===========

     At December 31, 1997, exercisable options for shares of Common Stock were 61,440 at a weighted average price of $6.81 per share and 40,000 at a weighted average price of $10.00 per share.

     The Company used the Black-Scholes model to calculate the estimated "fair-value" of stock options and similar awards. The model requires the use of a number of subjective assumptions including: (i) risk free rate of return,
(ii) expected price volatility of the Common Stock, (iii) expected dividend yield and (iv) estimated life of the option. Principal assumptions used in estimating the "fair-value" of the Company's stock options using the Black-Scholes model were as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
     Risk free rate of return........       6.18%      6.32%
     Expected price volatility.......       43.3%      46.0%
     Expected dividend yield.........     --         --
     Expected life of the option (in
      years).........................        7.5        7.5

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant rate, consistent with the methodology prescribed under the SFAS No. 123, the Company's net income and earnings per share would have been reduced by the amortization of the estimated fair value of stock options over the applicable vesting period of such awards. The following pro forma disclosures may not be representative of similar future disclosures because: (i) additional options may be granted in future years and (ii) the computations used to estimate the "fair value" of the stock options are subject to

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
significant subjective assumptions, any one or all of which may differ in material respects from actual amounts.

                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Net income as reported...............  $     6.0  $     3.3  $     6.9
Estimated "fair value" of stock
  options vesting during the periods,
  net of federal income tax
  benefit............................       (1.1)       (.1)    --
                                       ---------  ---------  ---------
Adjusted net income..................  $     4.9  $     3.2  $     6.9
                                       =========  =========  =========
Adjusted earnings per share..........  $     .23  $     .30  $     .84
                                       =========  =========  =========
Adjusted earnings per
  share -- assuming dilution.........  $     .23  $     .30  $     .84
                                       =========  =========  =========
Number of common shares used in the
  per share calculations:
     Adjusted earnings per share.....       21.3       10.6        8.2
                                       =========  =========  =========
     Adjusted earnings per
      share -- assuming dilution.....       21.6       10.6        8.2
                                       =========  =========  =========

10.  EMPLOYEE BENEFIT PLANS

  PROFIT-SHARING PLANS

     Certain subsidiaries of the Company provide various defined contributions savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after seven years. Certain Plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the plan are generally at the discretion of the individual subsidiary board of directors. The aggregate contributions to the Plans were $.9, $.2 and $.2 for the years ended December 31, 1997, 1996 and 1995, respectively.

  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     Under the provisions of an employee stock ownership plan ("ESOP") and its related trust, Jeffreys made annual contributions to the plan which were invested in stock of Jeffreys and other qualifying securities for the benefit of Jeffreys' employees. The plan provided for Jeffreys' purchases of employee shares to be paid in cash and with the issuance of a note payable. Effective September 26, 1997, the participation was frozen. Concurrent with the merger with Metals USA, ESOP shares were exchanged for shares of Metals USA common stock.

  LEVERAGED ESOP ARRANGEMENT

     The following disclosure has been restated to reflect the equivalent shares of Metals USA common stock that were issued in connection with the acquisition of Jeffreys.

     Jeffreys' ESOP held 434,616 shares of stock prior to the purchase of 735,384 shares of outstanding stock from a majority stockholder for $5.31 per share. The ESOP borrowed the funds to purchase such stock and Jeffreys guaranteed the repayment of this loan. Jeffreys will repay this loan, plus interest, through deductible contributions to the plan. As Jeffreys makes contributions to the plan, which reduces the principal on the note, the plan will release the corresponding shares related to the reduction in the note principal. At the point when these

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
shares are no longer specifically secured by the note payable, they will be allocated to the individual participants of the plan and considered earned by those employees at that time. Jeffreys accounts for its ESOP in accordance with Statement of Position 93-6 ("SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans". Accordingly, the debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned compensation. As shares are released from collateral, Jeffreys reports compensation expense equal to the current estimated market price of the shares. ESOP share compensation expense was $.4, $.6 and $.6 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Since the obligation is secured by the shares purchased and the note is guaranteed by Jeffreys, all amounts relating to this transaction are considered unearned compensation of the employees until such time as the note is deemed paid and the corresponding shares are released to the individual participants of the plan. The balance in unearned compensation at December 31, 1997 and 1996 of $1.5 and $1.8, respectively, results from the leveraged ESOP stock purchase less the deemed release of shares at cost.

     The activity relating to the ESOP shares was as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1997       1996       1995
                                                 ---------  ---------  ---------
Allocated shares at beginning of year .........    795,639    710,970    635,856
Shares deemed released for the current period .     87,165     84,669     75,114
Unallocated shares ............................    287,196    374,361    459,030
                                                 ---------  ---------  ---------
  Total ESOP shares ...........................  1,170,000  1,170,000  1,170,000
                                                 =========  =========  =========

     In accordance with SOP 93-6, additional paid-in capital is adjusted whenever the market value of the shares released is more or less than the cost of the shares released. The increase in additional paid-in capital attributable to this difference in market value and cost was $.1 and $.2 for the years ended December 31, 1997 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE AGREEMENTS

     The Company's minimum lease obligations under certain long-term non-cancelable lease agreements for office space, warehouse space and equipment are as follows: 1998 -- $6.4; 1999 -- $5.8; 2000 -- $5.1; 2001 -- $4.8;
2002 -- $3.7; thereafter -- $26.3.

     The Company paid approximately $3.0, $.4 and $.5 in rent expense during the years ended December 31, 1997, 1996 and 1995, respectively, under operating leases. Certain of these leases are with affiliated individuals and companies (see Note 12).

  CONTINGENCIES

     Subsidiaries of the Company are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

12.  RELATED-PARTY TRANSACTIONS

     Transactions with directors, officers, employees (including affiliates of the foregoing) or affiliates of the Company must be at terms that are no less favorable to the Company than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.

     In connection with the Mergers and certain of the subsequent acquisitions, subsidiaries of the Company have entered into a number of lease arrangements for facilities and equipment. These lease arrangements are for periods ranging from 10 to 20 years. Lease payments for these items in respect of the years ended

                       METALS USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
December 31, 1997, 1996 and 1995 were $1.3, $.1 and $.1, respectively. Future commitments in respect of these leases are included in the schedule of minimum lease payments in Note 11.

     At December 31, 1997 and 1996 the aggregate principal amount of notes receivable held by the Company were $.8 and $.1, respectively. Interest accrues on the notes at rates ranging from 7.5% to 8.0% per annum. The notes call for regular periodic payments of principal and interest and mature at varying dates through March 1, 2007. The notes are secured by liens on specific assets of the affiliates and personnel guarantees of the individuals. As of December 31, 1997, the notes were current as to payment terms.

13.  SUBSEQUENT EVENTS (UNAUDITED)

     Subsequent to December 31, 1997, Metals USA acquired eight additional companies, including Independent Metals Co., Inc., Mark Metals, Inc., Metalmart, Inc., National Manufacturing, Inc., Pacific Metal Company, The Levinson Steel Company, Inc., Western Awning Company, Inc and the assets of Seaboard Steel and Iron Corporation. The aggregate consideration paid by Metals USA for these acquisitions consists of approximately $39.7 in cash and 2,989,919 shares of Common Stock, plus the assumption of indebtedness of approximately $45.9. The consideration paid by Metals USA for each of these acquisitions was determined by negotiation and was based primarily upon the pro forma adjusted net income for each entity.

     On March 23, 1998, the Company announced that it has agreed to make an offer for all of the issued and outstanding common shares of Ideal Metal Inc. ("Ideal") at a cash price of CAN$5.25 per share. The cash paid with respect to the offer would total approximately CAN$57.0. The offer is subject to the valid deposit of not less than 66 2/3% of the common shares of Ideal. The offer is subject to other usual conditions, including the receipt of any required regulatory approval, and the absence of material adverse changes. As an inducement to making the offer, Ideal has entered into a support agreement with the Company pursuant to which Ideal has agreed to support the offer and to pay the Company a compensatory fee of CAN$2.5 in certain circumstances, including if a competing offer is made.

     The Company has been advised by the Board of Directors of Ideal ("the Board") that it unanimously recommends that shareholders accept the offer and tender their shares in response and that, based on advice from its financial advisors and other considerations, the Board has determined that the offer is fair from a financial point of view and is in the best interests of Ideal shareholders. Additionally, Ideal's directors have expressed the intention to deposit their Ideal shares in the offer. Furthermore, 146670 Canada Inc. has informed the Board that it intends to tender its 65.3% interest in Ideal in response to the offer.

     Ideal is a processor and distributor of non-ferrous specialty metals with locations in Montreal, Toronto, Calgary, and Vancouver, as well as Pittsburgh and Lansdale, Pennsylvania and Loudon, Tennessee. Ideal had revenue in 1997 of approximately U.S.$130.0. Ideal's shares are publicly traded on the Montreal exchange.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Aluminum Industries, Inc.:

We have audited the accompanying combined balance sheets of Texas Aluminum Industries, Inc., and the affiliated Cornerstone Companies (collectively, the "Companies"), as of June 30, 1995 and December 31, 1996, and the related combined statements of income, stockholders' equity and members' equity and cash flows for the years ended June 30, 1994 and 1995 and December 31, 1996 and for the period from January 1, 1997 through July 10, 1997. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Texas Aluminum Industries, Inc. and the affiliated Cornerstone Companies as of June 30, 1995 and December 31, 1996, and the results of their combined operations and their combined cash flows for the years ended June 30, 1994 and 1995 and December 31, 1996 and for the period from January 1, 1997 through July 10, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
                            COMBINED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                        JUNE 30,     DECEMBER 31,
                                          1995           1996
                                        --------     -------------
               ASSETS
Current assets:
     Cash............................   $    359        $   156
     Accounts and notes receivable,
      net of allowance of
       $519 and $677.................      3,432          4,221
     Accounts and notes receivable
      from affiliates................        993             81
     Inventories.....................      8,193         10,878
     Prepaid expenses................         47             38
     Deferred income taxes...........        591            754
                                        --------     -------------
          Total current assets.......     13,615         16,128

Property and equipment, net..........      3,712          4,058
Notes receivable from affiliates.....      --               465
Other assets.........................        715            576
Goodwill.............................        690            822
                                        --------     -------------
               Total assets..........   $ 18,732        $22,049
                                        ========     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes
      payable........................   $    593        $   683
     Current portion of notes payable
      and capital lease obligations
      to affiliates..................         54             77
     Accounts payable................      3,882          5,540
     Income taxes payable............        269            396
     Accrued liabilities.............      1,416          1,158
                                        --------     -------------
          Total current
             liabilities.............      6,214          7,854

Notes payable, less current
  portion............................      7,879          6,004
Notes payable and capital lease
  obligations payable to affiliates,
  less current portion...............        368          1,419
Deferred income taxes................        249            163
Other long-term liabilities..........         41            274
                                        --------     -------------
               Total liabilities.....     14,751         15,714
                                        --------     -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock.................        379            369
     Common stock....................      1,517          1,501
     Members' equity.................      --                 1
     Additional paid-in capital......        198            188
     Retained earnings...............      2,199          4,560
          Less: treasury stock, at
             cost....................       (312)          (284)
                                        --------     -------------
          Total stockholders'
             equity..................      3,981          6,335
                                        --------     -------------
               Total liabilities and
                  stockholders'
                  equity.............   $ 18,732        $22,049
                                        ========     =============

    The accompanying notes are an integral part of these combined financial statements.

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
                         COMBINED STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)

                                       YEAR ENDED JUNE 30,     YEAR ENDED          PERIOD FROM
                                       --------------------   DECEMBER 31,       JANUARY 1, 1997
                                         1994       1995          1996        THROUGH JULY 10, 1997
                                       ---------  ---------   ------------    ---------------------
Net sales............................  $  26,105  $  34,706     $ 40,651             $25,271
Costs and expenses:
     Cost of sales...................     17,991     23,893       27,146              16,553
     Operating and delivery..........      5,621      5,863        6,386               3,232
     Selling, general and
       administrative................      1,654      2,810        3,539               4,079
     Depreciation and amortization...        346        517          568                 409
                                       ---------  ---------   ------------    ---------------------
Operating income.....................        493      1,623        3,012                 998
Other (income) expense:
     Interest expense................        444        837          682                 592
     Other income....................       (169)      (143)          (8)               (102)
                                       ---------  ---------   ------------    ---------------------
Income before income taxes...........        218        929        2,338                 508
Provision for income taxes...........         93        277          456                 207
                                       ---------  ---------   ------------    ---------------------
Net income...........................  $     125  $     652     $  1,882             $   301
                                       =========  =========   ============    =====================

    The accompanying notes are an integral part of these combined financial statements.

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
        COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY AND MEMBERS' EQUITY
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          COMMON STOCK
                                       -------------------   CORNERSTONE   MEMBERS'   PREFERRED    PAID-IN    RETAINED    TREASURY
                                       CLASS A    CLASS B      COMMON       EQUITY      STOCK      CAPITAL    EARNINGS      STOCK
                                       --------   --------   -----------   --------   ----------   --------   ---------   ---------
Balance, June 30, 1994...............    $363      $1,165       $--          $--         $393        $210      $ 1,547      $(315)
    Purchase of 2,142 shares of Class
      B common stock at $16 per
      share..........................    --         --          --           --         --           --          --           (34)
    Purchase of 97 shares of
      preferred stock at $100 per
      share..........................    --         --          --           --         --           --          --           (10)
    Cancellation of treasury stock...    --           (21)      --           --           (14)        (12)       --            47
    Issuance of Cornerstone Metals
      Corporation common stock.......    --         --              5        --         --           --          --         --
    Issuance of Cornerstone Building
      Products, Inc. common stock....    --         --              5        --         --           --          --         --
    Net income.......................    --         --          --           --         --           --            652      --
                                       --------   --------   -----------   --------   ----------   --------   ---------   ---------
Balance, June 30, 1995...............     363       1,144          10        --           379         198        2,199       (312)
    Purchase of 249 shares of Class B
      common stock at $16 per
      share..........................    --         --          --           --         --           --          --            (4)
    Purchase of 37 shares of
      preferred stock at $100 per
      share..........................    --         --          --           --         --           --          --            (4)
    Issuance of Cornerstone Patio
      Concepts L.L.C. members'
      equity.........................    --         --          --              1       --           --          --         --
    Cancellation of treasury stock...    --           (16)      --           --           (10)        (10)       --            36
    Adjustment to conform fiscal year
      ends...........................    --         --          --           --         --           --            579      --
    Distributions to stockholders....    --         --          --           --         --           --           (100)     --
    Net income.......................    --         --          --           --         --           --          1,882      --
                                       --------   --------   -----------   --------   ----------   --------   ---------   ---------
Balance, December 31, 1996...........     363       1,128          10           1         369         188        4,560       (284)
    Issuance of Cornerstone Aluminum
      Company, Inc. common stock.....    --         --              5        --         --           --          --         --
    Purchase of 30 shares of
      preferred stock at $100 per
      share..........................    --         --          --           --         --           --          --            (3)
    Distributions to stockholders....    --         --          --           --         --           --         (3,400)     --
    Net income.......................    --         --          --           --         --           --            301      --
                                       --------   --------   -----------   --------   ----------   --------   ---------   ---------
Balance, July 10, 1997...............    $363      $1,128       $  15        $  1        $369        $188      $ 1,461      $(287)
                                       ========   ========   ===========   ========   ==========   ========   =========   =========

                                         TOTAL
                                       ---------
Balance, June 30, 1994...............  $   3,363
    Purchase of 2,142 shares of Class
      B common stock at $16 per
      share..........................        (34)
    Purchase of 97 shares of
      preferred stock at $100 per
      share..........................        (10)
    Cancellation of treasury stock...     --
    Issuance of Cornerstone Metals
      Corporation common stock.......          5
    Issuance of Cornerstone Building
      Products, Inc. common stock....          5
    Net income.......................        652
                                       ---------
Balance, June 30, 1995...............      3,981
    Purchase of 249 shares of Class B
      common stock at $16 per
      share..........................         (4)
    Purchase of 37 shares of
      preferred stock at $100 per
      share..........................         (4)
    Issuance of Cornerstone Patio
      Concepts L.L.C. members'
      equity.........................          1
    Cancellation of treasury stock...     --
    Adjustment to conform fiscal year
      ends...........................        579
    Distributions to stockholders....       (100)
    Net income.......................      1,882
                                       ---------
Balance, December 31, 1996...........      6,335
    Issuance of Cornerstone Aluminum
      Company, Inc. common stock.....          5
    Purchase of 30 shares of
      preferred stock at $100 per
      share..........................         (3)
    Distributions to stockholders....     (3,400)
    Net income.......................        301
                                       ---------
Balance, July 10, 1997...............  $   3,238
                                       =========

    The accompanying notes are an integral part of these combined financial statements.

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
                       COMBINED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                            YEAR ENDED         YEAR ENDED
                                             JUNE 30,         DECEMBER 31,         PERIOD FROM
                                       --------------------   ------------       JANUARY 1, 1997
                                         1994       1995          1996        THROUGH JULY 10, 1997
                                       ---------  ---------   ------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $     125  $     652     $  1,882             $   301
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Adjustment to conform fiscal year
      ends...........................     --         --              579            --
    Provision for bad debts..........        456        501          718                 (98)
    Depreciation and amortization....        346        517          763                 409
    (Gain) loss on sale of property
      and equipment..................        (11)        11         (266)                (18)
    Deferred income taxes............        (95)      (111)        (249)                (83)
    Changes in operating assets and
      liabilities, net of business
      acquisitions --
      Accounts and notes
         receivable..................     (1,196)      (100)        (783)               (858)
      Accounts and notes receivable
         from affiliates.............        124       (654)        (167)                (30)
      Inventories....................       (341)    (1,166)      (1,970)                204
      Other assets...................        (17)       (82)         (29)                (59)
      Accounts payable...............         39        393        1,476              (1,029)
      Accounts payable to
         affiliates..................         11        161       --                --
      Income taxes payable...........        (18)       171          127                 100
      Accrued liabilities............        373        309         (269)                 98
                                       ---------  ---------   ------------          --------
         Net cash provided by (used
           in) operating
           activities................       (204)       602        1,812              (1,063)
                                       ---------  ---------   ------------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets.......        104         71          611                  25
  Purchases of property..............       (438)      (606)        (739)               (247)
  Collections on notes receivable....        129        109          445                  11
  Purchase of businesses, net of
    acquired cash....................     --         (2,500)        (150)             (1,300)
                                       ---------  ---------   ------------          --------
         Net cash provided by (used
           in) investing
           activities................       (205)    (2,926)         167              (1,511)
                                       ---------  ---------   ------------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable........      2,566      2,518       --                --
  Principal payments on notes payable
    and capital leases...............     (1,745)      (322)        (746)               (308)
  Borrowings on revolving credit
    facility.........................      5,498      1,403        3,692              10,491
  Payments on revolving credit
    facility.........................     (6,005)    (1,299)      (5,160)             (4,725)
  Payments made to former ESOP
    members..........................        (92)       (63)         (89)                (90)
  Borrowings on notes payable to
    affiliates.......................     --            650        1,020               2,450
  Principal payments on notes payable
    to affiliates....................     --           (452)        (800)                (12)
  Issuance of common stock and
    members' equity..................     --             10            1                   5
  Distribution to stockholders.......     --         --             (100)             (3,400)
                                       ---------  ---------   ------------          --------
         Net cash provided by (used
           in) financing
           activities................        222      2,445       (2,182)              4,411
                                       ---------  ---------   ------------          --------
NET INCREASE (DECREASE) IN CASH......       (187)       121         (203)              1,837
CASH, BEGINNING OF PERIOD............        425        238          359                 156
                                       ---------  ---------   ------------          --------
CASH, END OF PERIOD..................  $     238  $     359     $    156               1,993
                                       =========  =========   ============          ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
  Interest...........................  $     441  $     526     $    699             $   523
  Income taxes.......................        207        217          584                 107
Non-cash investing and financing
  activities:
  Purchase of assets through
    assumption of debt...............  $  --      $      19     $    820             $ 1,734
  Purchase of treasury stock through
    assumption of debt...............        102         35           32                   3
  Sale of assets by issuing note
    receivable.......................     --         --              330            --
  Sale of assets by issuing note
    receivable, affiliate............     --         --           --                     300

    The accompanying notes are an integral part of these combined financial statements.

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying combined financial statements include the accounts of Texas Aluminum Industries, Inc. ("Texas Aluminum"), a Texas corporation, Cornerstone Metals Corporation ("CMC"), a Nevada Corporation, Cornerstone Building Products, Inc. ("CBP"), a Nevada corporation, Cornerstone Patio Concepts, L.L.C. ("CPC"), a Nevada limited liability corporation and Cornerstone Aluminum Company, Inc. ("CAC"), an Arizona Corporation, from the date of acquisition (see BUSINESS COMBINATIONS). CMC, CBP, CPC and CAC are collectively referred to herein as "Cornerstone". Texas Aluminum and Cornerstone are under common control and ownership and are presented herein on a combined basis. Texas Aluminum and Cornerstone are collectively referred to as "Texas Aluminum/Cornerstone." Texas Aluminum/Cornerstone produces and distributes aluminum and steel building products consisting of windows, doors, insulated wall panels, canopies and awnings. These products are used by commercial and residential contractors in the construction of sun rooms, solariums, walkways, canopies and coverings, aluminum support structures, as well as for facia coverings for retail buildings. Texas Aluminum/Cornerstone's products are produced in five manufacturing plants. The products are marketed and sold to contractors, architects and wholesale distributors through 36 sales and distribution outlets across the United States, primarily concentrated in the Sunbelt.

     Texas Aluminum has historically reported on a June 30 fiscal year end, whereas Cornerstone has historically reported on a December 31 year end. For purposes of combined presentation, Texas Aluminum began reporting on a calendar year end basis effective January 1, 1996. Cornerstone began operations on April 1, 1995 as further discussed below. Accordingly, the year ended June 30, 1994 includes the operations of Texas Aluminum, the year ended June 30, 1995 includes the operations of Texas Aluminum for the twelve months ended June 30, 1995 combined with the operations of Cornerstone for the nine months ended December 31, 1995, and the year ended December 31, 1996 includes Texas Aluminum and Cornerstone for the twelve months ended December 31, 1996. The net sales and net income of Texas Aluminum for the period from July 1, 1995 through December 31, 1995 were $15,547 and $579, respectively. The net sales and net income of Cornerstone for the period from July 1, 1995 through December 31, 1995 were $3,671 and $165, respectively. The net income of Texas Aluminum for this transition period is included in the accompanying statements of stockholders' equity as an adjustment to retained earnings in order to conform the fiscal years of these combined companies.

     Intercompany transactions and ending balances among Texas Aluminum, CMC, CBP, CPC and CAC have been eliminated except for certain transactions and balances for the year ended June 30, 1995 which could not be eliminated due to the combining of year ends (See Note 12).

     Texas Aluminum/Cornerstone and its stockholders entered into a merger agreement with Metals USA, Inc. ("Metals USA") pursuant to which all of Texas Aluminum/Cornerstone's outstanding shares of capital stock were exchanged for cash and shares of Metals USA common stock concurrently with the consummation of the initial public offering (the "Offering") of Metals USA common stock, (see
Note 13).

     The financial statements for the period from January 1, 1997 through July 10, 1997 are presented for purposes of complying with certain reporting requirements of Regulation S-X of the Securities and Exchange Commission and are not necessarily indicative of the results to be expected for the entire year.

     BUSINESS COMBINATIONS

     CMC, CBP and CAC are S Corporations, as defined by the Internal Revenue Code, and were acquired April 1, 1995. Accordingly, the financial statements for 1995 include the nine-month period from the date of acquisition through December 31, 1995. CPC, a Limited Liability Corporation, was acquired in August,

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1996. The aggregate consideration paid for CMC and CBP was $2,500 in cash and $828 in notes payable to the seller. The consideration paid for CPC was $150 in cash and $415 in notes payable to the seller. The accompanying combined balance sheet as of December 31, 1996, includes allocations of the respective purchase prices which resulted in goodwill recognized of $887.

     The following summarizes the assets acquired and liabilities assumed.

                                        JUNE 30,       DECEMBER 31,
                                          1995             1996
                                        ---------      -------------
Fair value of assets acquired, net of
  cash acquired......................    $  2,615         $   607
Goodwill and other intangibles.......         713             174
Liabilities assumed..................      --                (216)
Notes issued to sellers..............        (828)           (415)
                                        ---------      -------------
Cash paid, net of cash acquired......    $  2,500         $   150
                                        =========      =============

     The results of operations for CPC are included in the combined income statement from the date of acquisition.

     The following presents the unaudited results of operations for Texas Aluminum/Cornerstone for the years ended June 30, 1995 and December 31, 1996, as if CPC had been acquired as of April 1, 1995, the effective date Cornerstone began operations.

                                        JUNE 30,      DECEMBER 31,
                                          1995            1996
                                        --------      ------------
Unaudited pro forma sales............   $ 36,503        $ 42,041
Unaudited pro forma income before
  income taxes.......................        734           1,957

     In February 1997, the owners of Cornerstone, through a newly formed corporation, Cornerstone Aluminum Company, Inc. ("CAC"), acquired the business and assets of Amalgamated Building Components, Inc. CAC paid $1,300 in cash and issued $1,734 in notes payable to the former owner. CAC is headquartered in Tucson, Arizona with three additional locations in the western and southwestern United States.

     USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for Texas Aluminum and the first-in, first-out ("FIFO") method for Cornerstone.

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash equivalents approximate their fair value. The carrying amount of notes receivable approximates fair value at the applicable balance sheet dates. The fair value of such notes receivable was based on expected cash flows discounted using current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of the notes payable is estimated based on interest rates for the same or similar debt offered to Texas Aluminum/Cornerstone having the same or similar remaining maturities and collateral requirements. The carrying amounts of notes payable approximate fair value at the applicable balance sheet dates.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject Texas Aluminum/Cornerstone to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Texas Aluminum/Cornerstone places its cash with several financial institutions limiting the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts and notes receivable are within the home improvement and general construction industry. Credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Texas Aluminum/Cornerstone periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     INCOME TAXES

     Texas Aluminum accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The principal items resulting in the differences are different depreciation methods, use of the allowance method for bad debts, and different inventory capitalization methods. Valuation allowances are established when necessary to reduce deferred assets to the amount to be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

     Cornerstone, with the consent of its stockholders, elected to be taxed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the stockholders separately account for Cornerstone's items of income, deductions, losses and credits on their individual income tax returns. The financial statements will not include a provision for income taxes (credits) as long as the S Corporation election remains in effect. As long as Cornerstone's S Corporation income tax election remains in effect, Cornerstone may, from time to time, pay dividends to its stockholders in amounts sufficient to enable the stockholders to pay the taxes due on their share of Cornerstone's items of income, deductions, losses, and credits which have been allocated to them for reporting on their individual income tax returns.

     GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of the consideration paid over the fair market value of assets acquired and is being amortized on the straight-line method over 40 years. Other intangibles include covenants not to

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

compete, trademarks, patents and consulting agreements, which are being amortized over their respective lives ranging from 5-15 years. Accumulated amortization totaled $23 and $65 as of June 30, 1995 and December 31, 1996, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") in March 1995. SFAS
121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Texas Aluminum/Cornerstone adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                          ESTIMATED       JUNE 30,     DECEMBER 31,
                                         USEFUL LIVES       1995           1996
                                        --------------    --------     ------------
Land.................................                     $    423       $    410
Buildings and improvements...........    5 - 30 years        1,645          1,835
Machinery and equipment..............    7 - 10 years        6,102          6,162
Automobiles and trucks...............    3 - 10 years          643            643
                                                          --------     ------------
                                                             8,813          9,050
Less: accumulated depreciation.......                       (5,101)        (4,992)
                                                          --------     ------------
     Total...........................                     $  3,712       $  4,058
                                                          ========     ============

3.  SUMMARY OF LONG-TERM FINANCING ARRANGEMENTS

     Notes payable to non-affiliates consist of the following:

                                        JUNE 30,    DECEMBER 31,
                                          1995          1996
                                        --------    ------------
Revolving credit facility with
  interest at prime plus .25%
  maturing on October 29, 1998,
  secured by inventory, trade
  accounts and notes receivable, and
  equipment and personally guaranteed
  by stockholders....................   $  3,128      $  2,753
Revolving credit facility with
  interest at prime plus .5%,
  maturing on May 15, 1998, secured
  by inventory, trade accounts and
  notes receivable and equipment, and
  personally guaranteed by
  stockholders.......................      1,405           311
Term loan payable to a bank in
  quarterly installments of $63 plus
  monthly payments of interest at
  7.86%, due October 29, 1998,
  secured by inventory, trade
  accounts and notes receivable, and
  equipment and personally guaranteed
  by stockholders....................      2,175         1,800
Term loan payable to a bank in
  monthly installments of $17 plus
  monthly payments of interest at
  prime plus .5%, due June 30, 2000,
  secured by inventory, trade
  accounts and notes receivable and
  equipment, and personally
  guaranteed by stockholders.........        900           700

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                        JUNE 30,    DECEMBER 31,
                                          1995          1996
                                        --------    ------------
Note payable to individuals in
  monthly installments of $13
  including interest, maturing on
  July 1, 1998, at which time the
  note can be extended 20 months at
  prime plus 2%......................        795           701
Note payable to individual in annual
  installments of $100 plus accrued
  interest at 8%, beginning August 5,
  1997 and maturing on August 5,
  2000, unsecured....................      --              314
Note payable to individuals in annual
  installments of $25 including
  interest, beginning August 5, 1997
  and maturing on August 5, 2000,
  unsecured..........................      --              100
Other long-term debt.................         69             8
                                        --------    ------------
                                           8,472         6,687
Less: current portion................       (593)         (683)
                                        --------    ------------
                                        $  7,879      $  6,004
                                        ========    ============

     The maximum credit available under the Texas Aluminum revolving credit facility was increased from $4,000 to $7,000 in February 1997 and the due dates of the revolver and the term loan were extended to October 29, 1998. The maximum credit available under the Cornerstone revolving credit facility was increased from $2,000 to $3,000 in February 1997 and the due dates of the revolver and the term loan were extended to May 15, 1998 and June 30, 2000, respectively. The terms of the loan agreements, which provide the revolvers and the term loans to Texas Aluminum/Cornerstone, include certain restrictive covenants of which Texas Aluminum/Cornerstone was in compliance as of December 31, 1996. The prime rate of interest at June 30, 1995 and December 31, 1996 were 9% and 8.25%, respectively.

     Notes payable and capital lease obligations to affiliates consists of the following:

                                        JUNE 30,    DECEMBER 31,
                                          1995          1996
                                        --------    ------------
Notes payable to former employee
  stock ownership plan and trust
  members payable in annual
  installments including interest at
  7% and 9%, through October 1999,
  secured by treasury stock (See Note
  7).................................   $    172      $     90
Capital lease obligation to an
  affiliated company with monthly
  installments payable through
  December 2011 (See Note 12)........      --              806
Note payable to an affiliated company
  in monthly installments of interest
  only at 8%, maturing on July 31,
  2000, unsecured....................        100        --
Notes payable to stockholders,
  accruing interest at prime, due at
  various dates from October 1998
  through February 2002, unsecured...        150           250
Note payable to an affiliated
  corporation in monthly installments
  of interest only at 8.5%, paid in
  the first quarter 1997,
  unsecured..........................      --              350
                                        --------    ------------
                                             422         1,496
Less: current portion................        (54)          (77)
                                        --------    ------------
                                        $    368      $  1,419
                                        ========    ============

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     Texas Aluminum/Cornerstone's long-term notes payable and capital lease obligations are subject to mandatory redemption as follows:

                                                                   AFFILIATES
             YEAR ENDING                   NON-         --------------------------------
            DECEMBER 31,                AFFILIATES      NOTES PAYABLE      CAPITAL LEASE
            -------------               -----------     --------------     -------------
  1997...............................     $     683        $     49           $    96
  1998...............................         5,541             191                96
  1999...............................           325             100                96
  2000...............................           138         --                     96
  2001...............................       --                  350                96
  Thereafter.........................       --              --                    960
                                        -----------     --------------     -------------
                                          $   6,687        $    690           $ 1,440
                                        ===========     ==============
Less: amounts representing
interest.............................                                            (634)
                                                                           -------------
Present value of capital lease
  obligations........................                                         $   806
                                                                           =============

4.  INVENTORIES

     Inventories consist of the following:

                                        JUNE 30,      DECEMBER 31,
                                          1995            1996
                                        --------      ------------
Aluminum coil and roll-formed
aluminum.............................   $  2,325        $  3,430
Aluminum extrusions..................      2,246           3,163
Steel coil and roll-formed steel.....        242             358
Miscellaneous purchased and
manufactured goods...................      3,380           3,927
                                        --------      ------------
                                        $  8,193        $ 10,878
                                        ========      ============

     The replacement cost of Texas Aluminum's inventory exceeds the historical cost of the inventory, computed using the LIFO method of valuation, as reported in the accompanying financial statements. If the FIFO method had been used for all inventories, their carrying value would have been $11,818, $14,314 and $14,847 at June 30, 1995, December 31, 1996 and July 10, 1997 respectively. Additionally, net income would have been $286, $1,219, $1,837 and $301 for the years ended June 30, 1994 and 1995, December 31, 1996 and the period from January 1, 1997 through July 10, 1997, respectively.

5.  DETAIL OF ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                        JUNE 30,      DECEMBER 31,
                                          1995            1996
                                        --------      ------------
Accrued salaries and benefits........   $    683        $    425
Accrued ad valorem and sales taxes...        337             447
Other................................        396             286
                                        --------      ------------
                                        $  1,416        $  1,158
                                        ========      ============

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

6.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                     YEAR ENDED
                                       --------------------------------------
                                              JUNE 30,                                 PERIOD FROM
                                       ----------------------    DECEMBER 31,        JANUARY 1, 1997
                                          1994        1995           1996         THROUGH JULY 10, 1997
                                       ----------  ----------    ------------     ---------------------
Federal:
     Current.........................  $      165  $      338      $    578             $     250
     Deferred........................         (84)        (99)         (196)                  (72)
                                       ----------  ----------    ------------     ---------------------
                                               81         239           382                   178
                                       ----------  ----------    ------------     ---------------------
State:
     Current.........................          23          50           107                    40
     Deferred........................         (11)        (12)          (33)                  (11)
                                       ----------  ----------    ------------     ---------------------
                                               12          38            74                    29
                                       ----------  ----------    ------------     ---------------------
          Total provision............  $       93  $      277      $    456             $     207
                                       ==========  ==========    ============     =====================

     The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                    YEAR ENDED
                                       -------------------------------------
                                              JUNE 30,                               PERIOD FROM
                                       ----------------------   DECEMBER 31,       JANUARY 1, 1997
                                          1994        1995          1996        THROUGH JULY 10, 1997
                                       ----------  ----------   ------------    ---------------------
Federal income tax at statutory
  rates..............................  $       76  $      325     $    818            $     148
State income taxes, net of Federal
  benefit............................          12          38           74                   19
Effect of S Corporation income.......          --         (89)        (454)                  --
Nondeductible expenses (mainly meals
  and entertainment).................           5           3           18                   40
                                       ----------  ----------   ------------    ---------------------
                                       $       93  $      277     $    456            $     207
                                       ==========  ==========   ============    =====================

     The significant items giving rise to the deferred tax assets and (liabilities) as of June 30, 1995 and December 31, 1996 are as follows:

                                        JUNE 30,    DECEMBER 31,
                                          1995          1996
                                        --------    ------------
Deferred tax assets --
     Allowance for doubtful
       accounts......................   $    199      $    220
     UNICAP inventory................        380           402
     Other accrued expenses..........         82           197
                                        --------    ------------
          Total deferred tax
             assets..................        661           819
                                        --------    ------------
Deferred tax liabilities --
     Bases differences in property
       and equipment.................       (249)         (163)
     Other...........................        (70)          (65)
                                        --------    ------------
          Total deferred income tax
             liabilities.............       (319)         (228)
                                        --------    ------------
          Net deferred tax assets....   $    342      $    591
                                        ========    ============

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

7.  COMPANY STOCK

     Texas Aluminum has three classes of stock which include Class A voting common stock, Class B non-voting common stock and cumulative, participating preferred stock. The cumulative, participating preferred stock includes a conversion right which can be exercised by the holder in the event of the sale or transfer of more than fifty percent of the common stock or assets of the corporation or the consolidation, merger or other reorganization or similar transfer of a majority of the corporation's assets or common stock. The conversion option allows the holder to convert a preferred share into two shares of Class A voting common stock.

     Texas Aluminum and Cornerstone's capital structure consists of:

                                        JUNE 30,      DECEMBER 31,
                                          1995            1996
                                        --------      ------------
Texas Aluminum:
     Preferred stock, cumulative and
       participating, authorized
       100,000 shares, $100 par
       value; 3,790 and 3,693 shares
       issued and outstanding........   $    379        $    369
     Common stock Class A voting,
       authorized 5,000,000 shares,
       no par value; 159,570 shares
       issued and outstanding........        363             363
     Common stock Class B non-voting,
       authorized 5,000,000 shares,
       $10 par value; 114,441 and
       112,827 shares issued and
       outstanding...................      1,144           1,128
     Treasury stock, 15,326 and
       13,961 shares of Class B
       common stock, respectively,
       and 667 and 608 shares of
       preferred stock shares,
       respectively..................       (312)           (284)
Cornerstone:
     CMC common stock, authorized
       1,000 shares, no par value;
       1,000 shares issued and
       outstanding...................          5               5
     CBP common stock, authorized
       1,000 shares, no par value;
       1,000 shares issued and
       outstanding...................          5               5
     CPC members' equity.............         --               1

     Treasury stock transactions are a result of employees exercising their put options on shares awarded through the employee stock ownership plan. Texas Aluminum cancels treasury stock and the corresponding Class B common stock or preferred stock when the related note payable is fully paid (See Note 8).

8.  EMPLOYEE BENEFIT PLANS

  401(K) DEFERRED PROFIT SHARING PLAN AND TRUST

     Texas Aluminum adopted a 401(k) salary deferral/savings plan effective July 1, 1989, for the benefit of all its employees. Employees electing to participate in the plan may contribute up to 15% of annual compensation, limited to the maximum amount that can be deducted for income tax purposes each year.

     Texas Aluminum, at its discretion, has the option to match the employee's contribution each plan year. Texas Aluminum elected to make contributions of $24, $23 and $22 for the years ended June 30, 1994 and 1995 and December 31, 1996, respectively. For the period from January 1, 1997 through July 10, 1997, Texas Aluminum has accrued $20 for their contribution to the plan.

  EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     Texas Aluminum had an employee stock ownership plan and trust. Under the provisions of this plan, Texas Aluminum made annual contributions to the plan which were invested in stock and other qualifying

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

securities of Texas Aluminum for the benefit of Texas Aluminum's employees.
 Effective July 1, 1989, the ESOP was frozen. As a result, all participants' accounts became fully vested on that date.

     Under the provisions of the plan, employees received a put option which required Texas Aluminum to purchase their shares at fair market value. Additionally, Texas Aluminum had the right of first refusal for any shares sold by the employee. The plan provided for Texas Aluminum purchases of employee shares to be paid in cash and with the issuance of a note payable.

     In January 1997, Texas Aluminum terminated the plan and gave its employees the option to receive a cash distribution, roll their account balances into an IRA account, or have the account distributed in Texas Aluminum stock. A stockholder and an affiliated entity purchased the shares of Texas Aluminum's common and preferred stock which were tendered by the Company's employees upon termination of the ESOP plan.

     Texas Aluminum's practice has generally been to purchase shares from employees at $16 per share for the Class B non-voting common stock and $100 per share for the cumulative, participating preferred stock. The distribution under the termination is based on these prices. Management believes that these prices approximate fair value and has obtained valuations from independent appraisers to assist them in their determination. In March 1997, Gene C. Elkins, a shareholder of Texas Aluminum, purchased the shares tendered by employees who opted for a cash distribution. The remaining employees received shares of Texas Aluminum stock. The put options were terminated upon the execution of these transactions.

9.  COMMITMENTS

  OPERATING LEASE AGREEMENTS

     Texas Aluminum/Cornerstone is obligated under certain long-term non-cancelable lease agreements for office space, warehouse space and equipment as summarized below:

             YEAR ENDING
            DECEMBER 31,
            -------------
1997.................................  $   1,706
1998.................................      1,358
1999.................................      1,044
2000.................................        480
2001 and thereafter..................        322
                                       ---------
                                       $   4,910
                                       =========

     Texas Aluminum/Cornerstone paid approximately $1,300, $1,700, $1,700 and $985 in rent expense during the years ended June 30, 1994 and 1995 and December 31, 1996 and the period from January 1, 1997 through July 10, 1997, respectively, under operating leases. Certain of these leases are with affiliated individuals and companies (see Note 12).

10.  DIVESTITURE OF A RETAIL DIVISION

     On June 30, 1993, Texas Aluminum divested its retail division under a licensing agreement, whereby the Company transferred certain assets and existing sales in exchange for $100 and the licensing agreement. The license grants the licensee the right to sell certain proprietary products under the name of Air Vent and/or Air Vent Awning Company. In accordance with the agreement, Texas Aluminum is entitled to receive monthly license fees of $9 beginning on August 1, 1993, and continuing for a five-year period. These fees are included in other income in the accompanying statements of income.

     Under the terms of the agreement, the licensee has agreed to purchase the merchandise used to market and install the products exclusively from Texas Aluminum. During the term of the agreement, Texas Aluminum has agreed not to compete with the licensee in the retail market in the state of Texas.

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     As part of the license agreement, Texas Aluminum granted an option for the sale of the stock of Air Vent Awning Company for a purchase price of $100. This option has a one year term and is extendable up to four successive one-year terms. Consideration for these options is $5 per quarter which shall be applied towards the purchase price.

11.  LICENSING AGREEMENT

     Texas Aluminum entered into a licensing agreement in July 1992, whereby it is required to pay licensing fees to a third party on the sale of certain products. Texas Aluminum has capitalized $94 in costs incurred in connection with obtaining the licensing agreement which are being amortized over the life of the agreement. The unamortized balance of capitalized licensing costs was $78 and $66 as of June 30, 1995 and December 31, 1996, respectively. Total licensing fees paid for the years ended June 30, 1994 and 1995, December 31, 1996 and for the period from January 1, 1997 through July 10, 1997 were $36, $43, $64 and $35, respectively.

12.  RELATED-PARTY TRANSACTIONS

     Texas Aluminum/Cornerstone has various transactions with affiliated individuals and companies as follows:

     FACILITY AND EQUIPMENT LEASES

     Texas Aluminum/Cornerstone leases certain facilities and equipment from affiliated individuals and companies. Lease payments made to these affiliated individuals and companies during the years ended June 30, 1994 and 1995 and December 31, 1996 and the period from January 1, 1997 through July 10, 1997 were $306, $541, $697 and $510, respectively.

     In June 1996, Texas Aluminum sold certain equipment with a net book value of $143 to an affiliated company. This equipment is being leased to Cornerstone for $48 per year through December 2011. Also in June 1996, Cornerstone sold certain equipment with a net book value of $120 to the same affiliated company. This equipment is being leased to Texas Aluminum for $48 per year through December 2011. These leases are being accounted for as capital leases. In November 1996, Texas Aluminum sold certain machinery and equipment to this affiliated company resulting in a gain of $242. Texas Aluminum is leasing this machinery from the affiliated company for $72 per year through December 2001. The resulting gain has been deferred and will be recognized over the term of the lease.

     NOTES RECEIVABLE

     Texas Aluminum/Cornerstone has unsecured notes receivable from an affiliated corporation of $546 as of December 31, 1996, which is included in accounts and notes receivable from affiliates. This note accrues interest at 8% and is due June 1, 2001.

     Texas Aluminum/Cornerstone believes the related party transactions are on terms no more or less favorable than what could have been obtained from third parties.

     INTERCOMPANY ELIMINATIONS

     The balance sheet as of June 30, 1995 and the statement of income for the year ended June 30, 1995, include certain intercompany balances and transactions between Texas Aluminum and Cornerstone which have not been eliminated due to the conforming of year ends, as follows:

Affiliated receivables...............  $     993
Affiliated management fee expense....  $      60

                 TEXAS ALUMINUM INDUSTRIES, INC. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

13.  SUBSEQUENT EVENTS

     On July 11, 1997, Metals USA purchased all of the issued and outstanding equity securities of Texas Aluminum/Cornerstone, through the issuance of common stock and cash pursuant to a definitive merger agreement dated May 1997.

     During July 1997, subsequent to the merger, $16,059 of Texas
Aluminum/Cornerstone's debt was repaid with advances from Metals USA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interstate Steel Supply Co. and Affiliates

We have audited the accompanying combined balance sheets of Interstate Steel Supply Co. and Affiliates (collectively, the "Companies") as of December 31, 1995 and 1996, and the related combined statements of operations, stockholders' equity and partners' capital and cash flows for each of the three years in the period ended December 31, 1996 and for the period from January 1, 1997 through July 10, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Interstate Steel Supply Co. and Affiliates as of December 31, 1995 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period from January 1, 1997 through July 10, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 3, 1998

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
                            COMBINED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
               ASSETS
Current assets:
     Cash and cash equivalents.......  $      83  $     168
     Accounts receivable -- trade,
      less allowance of $225 and
      $300...........................      7,864      6,821
     Inventories.....................      8,755     11,403
     Prepaid expenses and other
      current assets.................         69        191
                                       ---------  ---------
          Total current assets.......     16,771     18,583
Property and equipment, net..........      3,447      3,325
Other assets.........................        987      1,116
                                       ---------  ---------
          Total assets...............  $  21,205  $  23,024
                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................  $   1,401  $   1,866
     Accrued liabilities.............        941      1,051
     Lines of credit.................     11,100     10,100
     Current portion of long-term
      debt...........................         93         94
                                       ---------  ---------
          Total current
            liabilities..............     13,535     13,111
Long-term debt.......................        817        723
                                       ---------  ---------
          Total liabilities..........     14,352     13,834
                                       ---------  ---------
Stockholders' equity:
     Common stock; 200,000 shares,
      $1.00 par value authorized,
      35,500 issued and
      outstanding....................         36         36
     Common stock; 2,000 shares, no
      par value authorized, 2,000
      issued and outstanding.........          2          2
     Additional paid-in capital......         72         72
     Retained earnings...............      6,739      9,072
     Partners' capital...............      1,502      1,506
     Treasury stock..................     (1,498)    (1,498)
                                       ---------  ---------
          Total stockholders'
            equity...................      6,853      9,190
                                       ---------  ---------
          Total liabilities and
            stockholders' equity.....  $  21,205  $  23,024
                                       =========  =========

    The accompanying notes are an integral part of these combined financial statements.

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
                         COMBINED STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)

                                          YEARS ENDED DECEMBER 31,            PERIOD FROM
                                       -------------------------------      JANUARY 1, 1997
                                         1994       1995       1996      THROUGH JULY 10, 1997
                                       ---------  ---------  ---------   ---------------------
Net sales............................  $  49,299  $  61,375  $  66,806          $38,201
Costs and expenses:
     Cost of sales...................     37,283     44,868     47,902           28,103
     Operating and delivery..........      6,197      7,916      8,243            4,844
     Selling, general and
       administrative expenses.......      4,187      5,279      5,391            2,856
     Depreciation and amortization...        483        561        550              192
                                       ---------  ---------  ---------   ---------------------
     Operating income................      1,149      2,751      4,720            2,206
Other (income) expense:
     Interest expense, net...........        792        908        936              467
     Other, net......................         (1)         1         10         --
                                       ---------  ---------  ---------   ---------------------
Income before income taxes...........        358      1,842      3,774            1,739
Provision for income taxes...........     --         --         --             --
                                       ---------  ---------  ---------   ---------------------
Net income...........................  $     358  $   1,842  $   3,774          $ 1,739
                                       =========  =========  =========   =====================

    The accompanying notes are an integral part of these combined financial statements.

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND PARTNERS' CAPITAL
                           (IN THOUSANDS OF DOLLARS)

                                              COMMON STOCK
                                           ------------------    ADDITIONAL
                                           $1 PAR     NO PAR       PAID-IN      RETAINED     TREASURY     PARTNERS'
                                            VALUE      VALUE       CAPITAL      EARNINGS       STOCK      CAPITAL     TOTAL
                                           -------    -------    -----------    ---------    ---------    --------    ------
January 1, 1994.........................    $  36      $   2        $  72        $ 5,688      $(1,498)     $1,116     $5,416
Dividends and distributions.............     --         --          --              (228)       --            (80)      (308)
Net income..............................     --         --          --               239        --            119        358
                                           -------    -------    -----------    ---------    ---------    --------    ------
Balance, December 31, 1994..............       36          2           72          5,699       (1,498)      1,155      5,466
Dividends and distributions.............     --         --          --              (705)       --          --          (705)
Contributions...........................     --         --          --             --           --            250        250
Net income..............................     --         --          --             1,745        --             97      1,842
                                           -------    -------    -----------    ---------    ---------    --------    ------
Balance, December 31, 1995..............       36          2           72          6,739       (1,498)      1,502      6,853
Dividends and distributions.............     --         --          --            (1,437)       --          --        (1,437)
Net income..............................     --         --          --             3,770        --              4      3,774
                                           -------    -------    -----------    ---------    ---------    --------    ------
Balance, December 31, 1996..............       36          2           72          9,072       (1,498)      1,506      9,190
Dividends and distributions.............     --         --          --            (7,893)       --         (1,660)    (9,553)
Net income..............................     --         --          --             1,585        --            154      1,739
                                           -------    -------    -----------    ---------    ---------    --------    ------
Balance, July 10, 1997..................    $  36      $   2        $  72        $ 2,764      $(1,498)     $--        $1,376
                                           =======    =======    ===========    =========    =========    ========    ======

    The accompanying notes are an integral part of these combined financial statements.

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
                       COMBINED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                             YEARS ENDED DECEMBER 31,            PERIOD FROM
                                          -------------------------------      JANUARY 1, 1997
                                            1994       1995       1996      THROUGH JULY 10, 1997
                                          ---------  ---------  ---------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................  $     358  $   1,842  $   3,774          $ 1,739
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and
           amortization.................        483        561        550              192
         Loss (gain) on sale of
           assets.......................          2         10     --             --
         Changes in operating assets and
           liabilities:
             Accounts receivable, net...       (695)      (768)     1,041           (4,511)
             Inventories................     (1,272)    (1,315)    (2,648)             824
             Prepaid expenses and other
               assets...................        112          6       (121)            (563)
             Accounts payable and
               accrued liabilities......         (3)       158        575            2,965
             Other assets...............       (119)      (178)      (129)            (109)
                                          ---------  ---------  ---------         --------
             Net cash provided by (used
               in) operating
               activities...............     (1,134)       316      3,042              537
                                          ---------  ---------  ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and
      equipment.........................       (571)      (533)      (428)            (252)
    Proceeds from sales of property and
      equipment.........................         10          6     --             --
    Other, net..........................         11     --         --             --
                                          ---------  ---------  ---------         --------
             Net cash used in investing
               activities...............       (550)      (527)      (428)            (252)
                                          ---------  ---------  ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) on
      line-of-credit....................      1,225        750     (1,000)           7,350
    Principal payments on long-term
      obligations.......................       (239)      (259)       (93)            (161)
    Proceeds from issuance of long-term
      obligations.......................        900     --         --             --
    Distributions to shareholders and
      partners..........................       (308)      (564)    (1,436)          (6,710)
    Capital contributions...............     --            250     --             --
                                          ---------  ---------  ---------         --------
             Net cash provided by (used
               in) financing
               activities...............      1,578        177     (2,529)             479
                                          ---------  ---------  ---------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................       (106)       (34)        85              764
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................        223        117         83              168
                                          ---------  ---------  ---------         --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD................................  $     117  $      83  $     168          $   932
                                          =========  =========  =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest..............  $     847  $     964  $     930          $   500
    Reduction in notes
      receivable -- shareholders and
      partners..........................     --            140     --             --
    Distribution of Warehouse Real
      Estate Associates' net assets to
      partners..........................     --         --         --                1,660
    Distribution of life insurance cash
      surrender value to shareholders...     --         --         --                1,183

    The accompanying notes are an integral part of these combined financial statements.

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Interstate Steel Supply Company and Affiliates ("Interstate") is comprised of the following companies under common control and ownership; Interstate Steel Supply Company (a Pennsylvania Subchapter "S" corporation) and its affiliates, Interstate Steel Supply Company of Pittsburgh (a Pennsylvania Subchapter "S" corporation), Interstate Steel Processing Company
(a Pennsylvania Subchapter "S" corporation), Interstate Steel Supply Company of Maryland (a Maryland Subchapter "S" corporation) and Warehouse Real Estate Associates (a Pennsylvania partnership). All intercompany transactions and balances have been eliminated in the accompanying combined financial statements.

     Interstate is a carbon structural steel service center with operations in Baltimore, MD, Philadelphia and Pittsburgh, PA. Interstate services customers primarily in the Northeast and Midatlantic regions of United States, ranging from Virginia to Maine and west through Eastern Ohio. Interstate supplies structural steel for steel buildings, bridges, shopping malls, shipbuilding, railroad switch and gear manufacturers and electric power generating plants. Approximately one-half of net sales include value-added processing services such as saw cutting, shearing, flame cutting, cambering and tee-splitting.

     Interstate (exclusive of Warehouse Real Estate Associates, see Note 8) and its shareholders entered into a definitive merger agreement with Metals USA, Inc. ("Metals USA") pursuant to which all of Interstate's outstanding shares of capital stock were exchanged for cash and shares of Metals USA common stock concurrently with the consummation of the initial public offering (the "Offering") of Metals USA common stock (See Note 8).

     The financial statements for the period from January 1, 1997 through July 10, 1997 are presented for purposes of complying with certain reporting requirements of Regulation S-X of the Securities and Exchange Commission and are not necessarily indicative of the results to be expected for the entire year.

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation. Depreciation for buildings and equipment are based upon the estimated useful lives of the various classes of assets, using the straight-line and the declining balance method, respectively. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease using the straight-line method.

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash equivalents approximate their fair value. The fair value of the line-of-credit facilities and long-term debt are estimated based on interest rates for the same or similar debt offered to Interstate having the same or similar remaining maturities and collateral requirements. The carrying amounts of the line-of-credit facility and long-term debt approximates their fair value at the applicable balance sheet dates.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject Interstate to concentrations of credit risk, consist principally of cash deposits and, trade account and note receivables. Concentrations of credit risk with respect to trade accounts receivable are within the Northeast and Midatlantic United States. Credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Interstate periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     INCOME TAXES

     Interstate elected to be taxed under sections of the federal and state income tax laws which provide that, in lieu of corporation income taxes, the stockholders separately account for Interstate's items of income, deductions, losses and credits on their individual income tax returns. The financial statements will not include a provision for income taxes (credits) as long as the S Corporation election remains in effect. As long as Interstate's S Corporation income tax election remains in effect, Interstate may, from time-to-time, pay dividends to its stockholders in amounts sufficient to enable the stockholders to pay the taxes due on their share of Interstate's items of income, deductions, losses, and credits which has been allocated to them for reporting on their individual income tax returns. Taxes on partnership income accrue to the partners and, accordingly, are not reflected in the financial statements.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") in March 1995. SFAS
121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Interstate adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

2.  INVENTORIES

     Interstate utilizes the LIFO method of inventory accounting. If the first-in first-out, ("FIFO") method had been used for all inventories, their carrying value would have been $11,466, $13,487 and $11,453 at December 31, 1995 and 1996, and July 10, 1997, respectively. Additionally, net income would have been $1,030, $2,475, $3,146 and $1,816 for the years ended December 31, 1994,
1995, 1996 and for the period from January 1, 1997 through July 10, 1997, respectively. During the years ended December 31, 1994 and 1996, Interstate recorded favorable adjustments to cost of goods sold of approximately $90 and $627, respectively. The adjustments were due to the lower costs associated with the reduced quantities (for certain items) that prevailed in prior periods compared to the cost prevailing in 1994 and 1996.

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           DECEMBER 31,
                                         ESTIMATED     --------------------
                                        USEFUL LIVES     1995       1996
                                        ------------   ---------  ---------
Land.................................        --        $     488  $     488
Buildings............................       40 years       3,694      3,725
Machinery and equipment..............     5-25 years       2,539      2,753
Automobiles and trucks...............      3-7 years       1,034      1,105
Office equipment and furniture.......     3-10 years         678        739
Leasehold improvements...............     3-10 years         333        333
                                                       ---------  ---------
                                                           8,766      9,143
Less: accumulated depreciation and
  amortization.......................                     (5,319)    (5,818)
                                                       ---------  ---------
                                                       $   3,447  $   3,325
                                                       =========  =========

4.  LINE-OF-CREDIT

     Interstate has unsecured $14,500 demand line-of-credit facilities with two banks. The line-of-credit facilities bear interest at rates between 6.75% and 8.25% at December 31, 1996. The line-of-credit agreements require Interstate to meet and maintain certain nonfinancial covenants, including the maintenance of life insurance policies on the sole stockholder of Interstate Steel Supply Company in the amount of $3,000, with Interstate Steel Supply Company as the designated beneficiary.

5.  LONG-TERM DEBT

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Note payable to bank, interest at
  prime plus 0.25% (8.50% at
  December 31, 1996), payable in
  monthly installments of $6
  (plus interest); matures in 2006;
  secured by certain buildings and
  equipment..........................  $     769  $     694
Note payable to PIDC, interest at
  7.0%, payable in installments of
  $2; matures in 2006................        141        123
                                       ---------  ---------
                                             910        817
Less: current maturities.............        (93)       (94)
                                       ---------  ---------
                                       $     817  $     723
                                       =========  =========

     Long-term debt consists of notes payable issued by Warehouse Real Estate Associates to purchase premises and equipment and to make improvements at the facilities leased to the two operating companies; the buildings and equipment are collateral. At December 31, 1996, future principal payments of long-term debt are as follows:

1997.................................  $      94
1998.................................         95
1999.................................         97
2000.................................         98
2001.................................        100
Thereafter...........................        333
                                       ---------
                                       $     817
                                       =========

                   INTERSTATE STEEL SUPPLY CO. AND AFFILIATES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

6.  EMPLOYEE BENEFIT PLANS

     Interstate maintains profit-sharing plans which provide for voluntary Company contributions at the discretion of the Board of Directors of up to 15% of the salaries of eligible employees. Contributions of $260, $405, $472 and $257 have been charged to operations for the years ended December 31, 1994, 1995 and 1996 and for the period from January 1, 1997 through July 10, 1997, respectively.

7.  MAJOR CUSTOMERS AND SUPPLIERS

     During 1996, Interstate had two customers, each of which accounted for approximately 10% of net sales. Interstate did not have any major customers that accounted for more than 10% of net sales in 1995 or 1994.

     Interstate primarily acquires structural and plate steel, its most significant inventory, from three suppliers. Those suppliers made up 19%, 17%, and 10%, respectively, in purchases for the fiscal year ending December 31, 1996. The same suppliers accounted for 10%, 13.5%, and 20%, respectively, in total steel purchased for the year ended December 31, 1995.

8.  SUBSEQUENT EVENT

     On July 11, 1997, Metals USA, Inc. purchased all of the issued and outstanding equity securities of Interstate, through the issuance of common stock and cash pursuant to a definitive merger agreement dated May 1997.

     Prior to the merger, Interstate made a cash distribution of approximately $5,250 which represented Interstate's estimated S Corporation accumulated adjustment account. Had these distributions been made at December 31, 1996 or June 30, 1997, the effect on Interstate's balance sheet would have been to increase liabilities by $5,250, and decrease stockholder's equity by $5,250. Interstate funded this distribution by using its existing credit facilities.

     As described in Note 1, Warehouse Real Estate Associates will not be a party to the merger. Following the sale of equipment described below, approximately $1,800 of property and equipment, debt of $817 and other obligations of approximately $133 which are included in the combined balance sheet at December 31, 1996 will remain with Warehouse Real Estate Associates. Concurrent with the merger, Interstate entered into agreements with Warehouse Real Estate Associates to purchase certain equipment from Warehouse Real Estate Associates in exchange for an existing note receivable, having a carrying value of $530 at December 31, 1996. The value of the equipment approximates the value of the note. Additionally, an affiliate of Interstate entered into a 10 year lease with Warehouse Real Estate Associates with respect to certain real property where Interstate conducts its operations for an annual lease payment of $233. This annual lease amount will remain in effect for five years. At the end of year five the annual rental will be redetermined. An affiliate of Interstate has agreed to purchase the real estate at the end of year ten for the then appraised fair market value of such property.

     Prior to the merger, Interstate Steel Supply Company dividended a life insurance policy to its sole stockholder, which had a book value at June 30, 1997 of approximately $1,183.

     During July 1997, subsequent to the merger, $16,613 of Interstate's debt was repaid with advances from Metals USA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Queensboro Steel Corporation:

We have audited the statement of income, stockholders' equity, and cash flows of Queensboro Steel Corporation (the "Company") for the period from January 1, 1997 through July 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Queensboro Steel Corporation's results of operations and its cash flows for the period from January 1, 1997 through July 10, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Queensboro Steel Corporation
Wilmington, North Carolina

     We have audited the accompanying balance sheets of Queensboro Steel Corporation as of
December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Queensboro Steel Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          McGladrey & Pullen, LLP

Wilmington, North Carolina
February 25, 1997, except for Note 11 as to
                which the date is April 18, 1997

                          QUEENSBORO STEEL CORPORATION
                                 BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
               ASSETS
Current assets:
     Cash............................  $       5  $       5
     Accounts receivable:
          Trade, less allowance of
            $20 and $20..............     10,249      8,390
          Other......................        108        173
     Inventories.....................      6,217      8,574
     Costs and estimated earnings in
      excess of billings on
      uncompleted contracts..........        406        971
     Prepaid expenses and other
      current assets.................        184        165
                                       ---------  ---------
          Total current assets.......     17,169     18,278
Property and equipment, net..........      3,085      4,638
Other assets.........................        281        307
                                       ---------  ---------
          Total assets...............  $  20,535  $  23,223
                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................  $   2,857  $   3,007
     Accrued liabilities.............        517        625
     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts..........        228        842
     Current portion of long-term
      debt...........................         10     --
                                       ---------  ---------
          Total current
            liabilities..............      3,612      4,474
Long-term debt.......................      8,884      8,551
Deferred compensation................        359        410
                                       ---------  ---------
          Total liabilities..........     12,855     13,435
                                       ---------  ---------
Stockholders' equity:
     Capital stock, 200,000 shares
      authorized:
       Class A voting, $10 par value,
        18,666 shares issued and
        outstanding..................        187        187
       Class B non-voting, $10 par
        value, 78,666 shares issued
        and outstanding..............        787        787
     Additional paid-in capital......        870        870
     Retained earnings...............      5,758      7,944
     Unrealized gain on securities...         78     --
                                       ---------  ---------
          Total stockholders'
            equity...................      7,680      9,788
                                       ---------  ---------
          Total liabilities and
            stockholders' equity.....  $  20,535  $  23,223
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                          QUEENSBORO STEEL CORPORATION
                              STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                                            PERIOD FROM
                                          YEARS ENDED DECEMBER 31,        JANUARY 1, 1997
                                       -------------------------------        THROUGH
                                         1994       1995       1996        JULY 10, 1997
                                       ---------  ---------  ---------    ---------------
Net sales............................  $  50,795  $  60,322  $  54,996        $32,976
Costs and expenses:
     Cost of sales...................     37,996     45,945     38,912         24,368
     Operating and delivery..........      7,408      8,080      8,355          4,971
     Selling, general and
       administrative expenses.......      3,656      3,839      3,870          2,286
     Depreciation and amortization...        369        362        405            246
                                       ---------  ---------  ---------    ---------------
     Operating income................      1,366      2,096      3,454          1,105
Other (income) expense:
     Interest expense................        465        612        587            411
     Other income....................        (63)       (67)       (77)           (14)
                                       ---------  ---------  ---------    ---------------
Net income...........................  $     964  $   1,551  $   2,944        $   708
                                       =========  =========  =========    ===============

   The accompanying notes are an integral part of these financial statements.

                          QUEENSBORO STEEL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                                                            UNREALIZED
                                            COMMON STOCK        ADDITIONAL                    GAIN ON          TOTAL
                                        --------------------      PAID-IN      RETAINED     INVESTMENT     STOCKHOLDERS'
                                        CLASS A     CLASS B       CAPITAL      EARNINGS     SECURITIES        EQUITY
                                        --------    --------    -----------    ---------    -----------    -------------
Balance, December 31, 1993...........    $  187      $  787        $ 870        $ 4,290       $--             $ 6,134
     Net income......................     --          --           --               964        --                 964
     Dividends.......................     --          --           --              (138)       --                (138)
                                        --------    --------    -----------    ---------    -----------    -------------
Balance, December 31, 1994...........       187         787          870          5,116        --               6,960
     Net income......................     --          --           --             1,551        --               1,551
     Dividends.......................     --          --           --              (909)       --                (909)
     Investment securities received
       from insurance cooperative....     --          --           --             --               78              78
                                        --------    --------    -----------    ---------    -----------    -------------
Balance, December 31, 1995...........       187         787          870          5,758            78           7,680
     Net income......................     --          --           --             2,944        --               2,944
     Dividends.......................     --          --           --              (758)       --                (758)
     Donation of investment
       securities received from
       insurance cooperative.........     --          --           --             --              (78)            (78)
                                        --------    --------    -----------    ---------    -----------    -------------
Balance, December 31, 1996...........       187         787          870          7,944        --               9,788
     Net income......................     --          --           --               708        --                 708
     Dividends.......................     --          --           --            (7,116)       --              (7,116)
                                        --------    --------    -----------    ---------    -----------    -------------
Balance, July 10, 1997...............    $  187      $  787        $ 870        $ 1,536       $--             $ 3,380
                                        ========    ========    ===========    =========    ===========    =============

   The accompanying notes are an integral part of these financial statements.

                          QUEENSBORO STEEL CORPORATION
                            STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                           PERIOD FROM
                                          YEARS ENDED DECEMBER 31,       JANUARY 1, 1997
                                       -------------------------------       THROUGH
                                         1994       1995       1996       JULY 10, 1997
                                       ---------  ---------  ---------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $     964  $   1,551  $   2,944      $     708
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization....        369        362        405            246
    Loss (gain) on sale of assets....         (1)         2          4        --
    Increase in deferred
      compensation...................         54         40         51             28
    Changes in operating assets and
      liabilities:
      Accounts receivable, net.......     (1,225)    (2,930)     1,702             22
      Inventories....................     (2,241)     1,552     (2,358)          (927)
      Prepaid expenses and other
         assets......................        (69)       (63)        99            (45)
      Accounts payable and accrued
         liabilities.................        925       (173)       258            337
      Billings related to cost and
         estimated earnings on
         uncompleted contracts.......        721        212         49           (659)
      Other operating activity.......     --         --         --                (14)
                                       ---------  ---------  ---------   ---------------
         Net cash provided by (used
           in) operating
           activities................       (503)       553      3,154           (304)
                                       ---------  ---------  ---------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and
      equipment......................       (896)    (1,519)    (1,962)          (304)
    Proceeds from sales of property
      and equipment..................          2         16          7             51
    Other, net.......................         (7)        (1)         2        --
                                       ---------  ---------  ---------   ---------------
         Net cash used in investing
           activities................       (901)    (1,504)    (1,953)          (253)
                                       ---------  ---------  ---------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on revolving
      line-of-credit.................    (61,087)   (40,844)   (43,543)       (59,165)
    Borrowings on revolving
      line-of-credit.................     62,755     42,829     40,210         65,884
    Borrowings on long-term debt.....     --         --          3,000        --
    Financing costs..................     --         --           (100)       --
    Net Advances (to) from
      Affiliates.....................     --         --         --                173
    Principal payments on long-term
      debt...........................       (125)      (125)       (10)       --
    Dividends paid...................       (138)      (909)      (758)        (6,334)
                                       ---------  ---------  ---------   ---------------
         Net cash provided by (used
           in) financing
           activities................      1,405        951     (1,201)           558
                                       ---------  ---------  ---------   ---------------
NET INCREASE IN CASH.................          1     --         --                  1
CASH BEGINNING OF PERIOD.............          4          5          5              5
                                       ---------  ---------  ---------   ---------------
CASH END OF PERIOD...................  $       5  $       5  $       5      $       6
                                       =========  =========  =========   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest...........  $     466  $     601  $     559      $     409
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Investment securities received
      (donated)......................  $  --      $     (78) $      78      $ --
    Note received in settlement of an
      account receivable.............     --         --            156        --
    Distribution of property and
      equipment to shareholders......     --         --         --                782

   The accompanying notes are an integral part of these financial statements.

                          QUEENSBORO STEEL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Queensboro Steel Corporation ("Queensboro") is a heavy carbon steel service center and structural fabricator with operations in Wilmington and Greensboro, North Carolina and Norfolk, Virginia. Queensboro markets its products primarily in the Southeast region of the United States. Sales consist principally of beams, angles, channels, sheet, plate, bar, tubing and fabricated steel for buildings. Value-added processing includes shearing, bending, drilling, tee-splitting, rolling, cambering, burning and coil processing. Queensboro's diversified customer base includes shipbuilding, transportation, building construction, pulp and paper mills, chemical, public utility, farm equipment, crane manufacturing, plant maintenance and other industries.

     Queensboro and its shareholders entered into a definitive merger agreement with Metals USA, Inc. ("Metals USA") pursuant to which all of Queensboro's outstanding shares of capital stock were exchanged for cash and shares of Metals USA common stock concurrently with the consummation of the initial public offering (the "Offering") of Metals USA common stock (see Note 11).

     The financial statements for the period from January 1, 1997 through July 10, 1997 are presented for purposes of complying with certain reporting requirements of Regulation S-X of the Securities and Exchange Commission and are not necessarily indicative of the results to be expected for the entire year.

     RECLASSIFICATIONS

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

     LONG-TERM CONTRACTS

     Sales are recorded at the time products and materials are shipped or as services are provided. Income from fabrication contracts are recognized by applying estimated percentages-of-completion to the total estimated profit for the respective contracts, commencing at the time the contracts are at least one-tenth complete. The percentage-of-completion is determined by relating the actual cost of work performed through year end to the total estimated cost of the respective contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty

                          QUEENSBORO STEEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
provisions, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Contract costs include direct materials, direct labor and related overhead.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to Queensboro having the same or similar remaining maturities and collateral requirements. The carrying amounts of long-term debt approximates fair value at the applicable balance sheet dates.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject Queensboro to concentrations of credit risk, consist principally of trade account receivables. Concentrations of credit risk with respect to trade accounts receivable are within the Southeast region of the United States. Credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Queensboro periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     INCOME TAXES

     Queensboro, with the consent of its stockholders, elected to be taxed under sections of the federal and state income tax laws which provide that, in lieu of corporation income taxes, the stockholders separately account for Queensboro's items of income, deductions, losses and credits on their individual income tax returns. The financial statements will not include a provision for income taxes (credits) as long as the S Corporation election remains in effect. As long as Queensboro's S Corporation income tax election remains in effect, Queensboro may, from time-to-time, pay dividends to its stockholders in amounts sufficient to enable the stockholders to pay the taxes due on their share of Queensboro's items of income, deductions, losses, and credits which has been allocated to them for reporting on their individual income tax returns.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") in March 1995. SFAS
121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Queensboro adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

2.  TRADE RECEIVABLES

     Trade receivables consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Steel service center:
     Trade receivables...............  $   4,686  $   4,016
Fabrication division:
     Contract receivables:
          Contracts in progress......      4,325      2,656
          Completed contracts........        324        732
          Retained...................        914        986
                                       ---------  ---------
                                       $  10,249  $   8,390
                                       =========  =========

                          QUEENSBORO STEEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

3.  INVENTORIES

     Inventories of the steel service center consist primarily of unprocessed steel and are carried at the lower of cost or market using the last-in, first-out (LIFO) method. Inventories of the fabrication division ($340 and $366 at December 31, 1995 and 1996, respectively) approximate the lower of cost or market using the first-in, first-out (FIFO) method. If the FIFO cost method of inventory valuation had been used for all inventories at December 31, 1995 and 1996 and July 10, 1997, inventories would have been $8,086, $9,776 and $10,671 and net income for the years ended December 31, 1994, 1995, 1996 and for the period from January 1, 1997 through July 10, 1997, would have been $1,324, $1,882, $2,279 and $676, respectively.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           DECEMBER 31,
                                         ESTIMATED     --------------------
                                        USEFUL LIVES     1995       1996
                                        ------------   ---------  ---------
Land.................................        --        $     120  $     120
Buildings............................       40 years       2,315      3,608
Machinery and equipment..............     5-12 years       3,639      5,266
Automobiles, trucks and trailers.....     3- 5 years         800        872
Construction in progress.............        --            1,227     --
                                                       ---------  ---------
                                                           8,101      9,866
Less: accumulated depreciation.......                     (5,016)    (5,228)
                                                       ---------  ---------
                                                       $   3,085  $   4,638
                                                       =========  =========

5.  CONTRACTS IN PROCESS

     Information with respect to contracts in process is as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Costs incurred on uncompleted
  contracts..........................  $  21,397  $  17,550
Estimated earnings...................      1,962      2,934
                                       ---------  ---------
                                          23,359     20,484
Less: billings to date...............     23,181     20,355
                                       ---------  ---------
                                       $     178  $     129
                                       =========  =========
Included in accompanying balance
  sheets under the following
  captions:
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts.........  $     406  $     971
     Billings in excess of costs and
       estimated earnings on
       uncompleted contracts.........       (228)      (842)
                                       ---------  ---------
                                       $     178  $     129
                                       =========  =========

                          QUEENSBORO STEEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

6.  LONG-TERM DEBT

     Long-term obligations consist of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
Revolving line-of-credit, interest at
  prime plus 0.125%, interest payable
  monthly, principal and unpaid
  interest due June 30, 1998; secured
  by accounts receivable and
  inventory..........................  $   8,884  $   5,551
Industrial revenue bonds.............     --          3,000
Industrial revenue bond, interest at
  65% of commercial prime borrowing
  rates ranging from 6.5% to 11%,
  payable in monthly installments of
  $10 (plus interest); matured in
  January 1996.......................         10     --
                                       ---------  ---------
                                           8,894      8,551
Less: current maturities.............        (10)    --
                                       ---------  ---------
                                       $   8,884  $   8,551
                                       =========  =========

     REVOLVING LINE-OF-CREDIT

     Queensboro has a $10,000 committed revolving line-of-credit facility with a bank whereby Queensboro may borrow the lesser of (i) $10,000 or (ii) 80% of eligible accounts receivable plus 60% of inventories. The agreement provides, among other things, for restrictions on additional borrowings, capital expenditures, investing, and the payment of dividends. The agreement also requires the maintenance of certain working capital and debt-to-equity ratios, minimum net worth, and furnishing periodic financial statements.

     Additionally, Queensboro's cash accounts are tied directly to the revolving line-of-credit such that the line is increased automatically when checks presented to the bank for payment exceed the funds available in Queensboro's bank accounts. At December 31, 1995 and 1996, outstanding checks approximating $1,507 and $604, respectively, have been classified as long-term debt on the balance sheet.

     INDUSTRIAL REVENUE BONDS

     Queensboro secured financing for the construction and equipping of its current steel processing facility located in Greensboro, North Carolina with industrial revenue bonds. These industrial revenue bonds were issued by Guilford County Industrial Facilities and Pollution Control Financing Authority and the proceeds loaned to Queensboro on identical terms. As required by the terms of the bond agreement, Queensboro has provided an irrevocable bank letter-of-credit for up to $3,043 as security for the industrial revenue bonds, which expires May 15, 1997. The future maturities of the industrial revenue bonds have been classified in accordance with established sinking fund requirements in anticipation that the letter-of-credit will be renewed at the expiration date.

     Queensboro has the option to have interest determined on a weekly, flexible or fixed rate basis. The bonds were issued and have remained on a weekly rate basis. The rate at December 31, 1996 was 4.45%. Interest is payable in arrears on May 1, and November 1. Beginning May 1, 1998, the bond sinking fund requirements will be payable in annual installments of $300 through May 1, 2008, except for 1998, 2002 and 2006, for which years the installments will be $200. Additional conditional mandatory redemption features exist for such items as taxability of the bonds and expiration of the letter-of-credit agreement. Optional prepayment features also exist.

     This letter of credit agreement, as amended, contains various covenant requirements similar to those of the revolving line-of-credit described above and is collateralized by accounts receivable, inventory and equipment.

                          QUEENSBORO STEEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     The prime rate at December 31, 1996, was 8.25%.

     At December 31, 1996, future principal payments of long-term debt are as follows:

1997.................................  $  --
1998.................................      5,751
1999.................................        300
2000.................................        300
2001.................................        300
Thereafter...........................      1,900
                                       ---------
                                       $   8,551
                                       =========

7.  EMPLOYEE BENEFIT PLANS

     Queensboro participates in a multi-employer 401(k) profit-sharing plan with a related corporation, which covers all employees at least twenty-one years of age who have completed at least 1,000 hours of service in a twelve-month period subsequent to employment. The Plan allows for employee contributions through salary reduction of up to 15% of total compensation. The employer will match these contributions at rate of 25%, up to 4% of the employees' total compensation. Employer matching contributions were $37, $39, $40 and $20 for 1994, 1995, 1996 and for the period from January 1, 1997 through July 10, 1997, respectively. The discretionary profit-sharing contributions were $50, $65, $25 and $15 in 1994, 1995, 1996 and for the period from January 1, 1997 through July 10, 1997, respectively.

8.  DEFERRED COMPENSATION AND LIFE INSURANCE

     In connection with a deferred compensation plan between Queensboro and certain key employees, provision has been made for the future compensation which is payable upon their death or retirement. At December 31, 1995 and 1996, $242 and $239, respectively, has been accrued under these contracts.

     The deferred compensation is to be paid to the individuals or their beneficiaries over a period of ten years commencing with the first business day of the calendar month following the month of retirement or death.

     The employment agreements with the employees mentioned in the preceding paragraphs also provide that death benefits totaling $335 at December 31, 1996, will be paid to their beneficiaries in the event these employees should die while they are employees of Queensboro. Queensboro is the owner and beneficiary of life insurance policies with a total face value of $853 on these employees. In the event that a death benefit related to the employees mentioned above should become payable, such benefit shall be in lieu of all deferred compensation.

     Queensboro also entered into a salary continuation agreement during 1992 which provides 50% salary continuation payments for up to ten years to the wife of an officer upon death of that officer. The liability accrued for these payments is $117 and $171 at December 31, 1995 and 1996, respectively.

9.  LEASE COMMITMENTS

     Queensboro has leased facilities and equipment under non-cancelable long-term agreements, which have initial or remaining non-cancelable terms in excess of one year as of December 31, 1996. Total rent expense related to such leases aggregated $499, $417, and $417 and $221 for the years ended December 31, 1994, 1995, 1996 and for the period from January 1, 1997 through July 10, 1997, respectively.

     The future minimum rental commitments at December 31, 1996, under the leases described above are due in future years as follows: 1997--$280; 1998--$93.

10.  RELATED PARTY TRANSACTIONS

     At December 31, 1995 and 1996, Queensboro had a receivable from a corporation related through common ownership of $32 and $34, respectively. Queensboro provides certain administrative services to

                          QUEENSBORO STEEL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
the affiliated corporation, for which it billed $274 in 1994, $370 in 1995, $344 in 1996 and $186 for the period from January 1, 1997 through July 10, 1997.

     Queensboro leases fabrication shop facilities from an affiliated partnership under operating lease terms (see Note 9). Lease expense was $137 in 1994, 1995, 1996 and $73 for the period from January 1, 1997 through July 10, 1997.

11.  SUBSEQUENT EVENT

     On April 4, 1997, Queensboro further amended its bank line-of-credit agreement (see Note 6) to extend the termination date to June 30, 1998. The debt is classified as noncurrent as a result of this extension.

     Queensboro made a cash distribution on April 11, 1997, of approximately $5,040 which represents Queensboro's estimated S corporation accumulated adjustment account. To affect this transaction, Queensboro also entered into a ninety-day, $3,000 bank loan collateralized by the accounts receivable and inventory and personal guarantees of certain shareholders. Had these transactions been made at December 31, 1996, the effect on Queensboro's balance sheet would have been to increase liabilities by $5,040 and decrease stockholders' equity by $5,040. These transactions caused covenant violations with respect to the debt disclosed in Note 6. On April 18, 1997, the bank waived these covenants through July 11, 1997. Queensboro expects, on or before July 11, 1997, the above mentioned merger will have been consummated or the guarantors will satisfy the $3,000 debt.

12.  OTHER TRANSACTIONS

     On July 11, 1997, Metals USA, purchased all of the issued and outstanding equity securities of Queensboro, through the issuance of common stock and cash pursuant to a definitive merger agreement dated May 1997.

     Queensboro dividended its Wilmington facility to its stockholders concurrently with the Merger. An affiliate of Queensboro entered into a long-term lease for the facility which calls for monthly lease payments of $40. At December 31, 1996 the carrying value of the facility was approximately $601. Additionally, immediately prior to the Merger, Queensboro transferred the salary continuation agreement described in the last paragraph of Note 8 to an entity that is not a party to the Merger.

     During July 1997, subsequent to the merger, $12,612 of Queensboro's debt was repaid with advances from Metals USA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Affiliated Metals Company

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Affiliated Metals Company (the "Company") for the period from September 1, 1996 through July 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Affiliated Metals Company's results of operations and its cash flows for the period from September 1, 1996 through July 10, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
  Affiliated Metals Company

     We have audited the accompanying balance sheet of Affiliated Metals Company as of August 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the fifty-two weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Metals Company at August 31, 1996 and the results of its operations and its cash flows for the fifty-two weeks then ended in conformity with generally accepted accounting principles.

                                                         ERNST & YOUNG LLP

St. Louis, Missouri
October 4, 1996

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Affiliated Metals Company
Granite City, Illinois

     We have audited the accompanying balance sheet of Affiliated Metals Company as of September 2, 1995 and the related statements of operations, stockholder's equity and cash flows for the fifty-two weeks ended September 3, 1994 and September 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affiliated Metals Company as of September 2, 1995 and the results of its operations and its cash flows for the fifty-two weeks ended September 3, 1994 and September 2, 1995 in conformity with generally accepted accounting principles.

                                           RUBIN, BROWN, GORNSTEIN & CO. L.L.P.

St. Louis, Missouri
October 19, 1995

                           AFFILIATED METALS COMPANY
                                 BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                        SEPTEMBER 2,    AUGUST 31,
                                            1995           1996
                                        ------------    ----------
               ASSETS
Current assets:
     Cash............................     $      2       $     10
     Accounts receivable, less
       allowances for doubtful
       accounts
       of $30 at September 2, 1995
       and August 31, 1996...........        7,013          7,074
     Inventories.....................        6,810         10,658
     Prepaid expenses and other
       current assets................          125            130
                                        ------------    ----------
          Total current assets.......       13,950         17,872
Property and equipment, net..........        2,699          7,940
Other assets.........................          705            649
                                        ------------    ----------
          Total assets...............     $ 17,354       $ 26,461
                                        ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft..................     $     23       $    143
     Accounts payable................        5,860          7,154
     Accrued liabilities.............          494            529
     Current portion of long-term
       debt..........................          407         10,358
                                        ------------    ----------
          Total current
             liabilities.............        6,784         18,184
Long-term debt.......................        8,018          4,337
Deferred income taxes................          622            599
Redeemable preferred stock, $119.048
  par value; 1,680 shares authorized;
  840 and 600 shares issued and
  outstanding
  at September 2, 1995 and August 31,
  1996, respectively.................          100             71
Common stock purchase warrant........       --             --
Stockholders' equity:
     Common stock, $0.01 par value;
       100,000 authorized;
       6,000 shares issued and
       outstanding...................       --             --
     Additional paid-in capital......           50             50
     Retained earnings...............        1,780          3,220
                                        ------------    ----------
          Total stockholders'
             equity..................        1,830          3,270
                                        ------------    ----------
               Total liabilities and
                  stockholders'
                  equity.............     $ 17,354       $ 26,461
                                        ============    ==========

   The accompanying notes are an integral part of these financial statements.

                           AFFILIATED METALS COMPANY
                            STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                                                  FIFTY-TWO WEEKS ENDED
                                        ------------------------------------------         PERIOD FROM
                                        SEPTEMBER 3,    SEPTEMBER 2,    AUGUST 31,      SEPTEMBER 1, 1996
                                            1994            1995           1996       THROUGH JULY 10, 1997
                                        ------------    ------------    ----------    ---------------------
Net sales............................     $ 63,046        $ 78,976       $ 81,002            $88,932

Costs and expenses:

     Cost of sales...................       54,600          68,481         67,924             75,992

     Operating and delivery
       expenses......................        4,316           5,060          5,871              8,200

     Selling, general and
       administrative expenses.......        2,352           2,803          3,431              2,633

     Depreciation and amortization...          304             313            300                521
                                        ------------    ------------    ----------    ---------------------

Operating income.....................        1,474           2,319          3,476              1,586

Other expense:

     Interest expense................          735           1,058          1,011              1,415

     Other, net......................           37              22             38                166
                                        ------------    ------------    ----------    ---------------------

Income before income taxes...........          702           1,239          2,427                  5

Provision for income taxes...........          297             497            979                 18
                                        ------------    ------------    ----------    ---------------------

Net income (loss)....................     $    405        $    742       $  1,448            $   (13)
                                        ============    ============    ==========    =====================

   The accompanying notes are an integral part of these financial statements.

                           AFFILIATED METALS COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                          COMMON STOCK      ADDITIONAL                      TOTAL
                                        ----------------      PAID-IN      RETAINED     STOCKHOLDERS'
                                        SHARES    AMOUNT      CAPITAL      EARNINGS        EQUITY
                                        ------    ------    -----------    ---------    -------------

Balance, August 31, 1993.............    6,000    $ --         $  50        $   665        $   715

     Dividends paid, redeemable
       preferred.....................     --        --         --               (21)           (21)

     Net income......................     --        --         --               405            405
                                        ------    ------         ---       ---------    -------------

Balance, September 3, 1994...........    6,000      --            50          1,049          1,099

     Dividends paid, redeemable
       preferred.....................     --        --         --               (11)           (11)

     Net income......................     --        --         --               742            742
                                        ------    ------         ---       ---------    -------------

Balance, September 2, 1995...........    6,000      --            50          1,780          1,830

     Dividends paid, redeemable
       preferred.....................     --        --         --                (8)            (8)

     Net income......................     --        --         --             1,448          1,448
                                        ------    ------         ---       ---------    -------------

Balance, August 31, 1996.............    6,000      --            50          3,220          3,270

     Dividends paid, redeemable
       preferred.....................     --        --         --                (4)            (4)

     Net loss........................     --        --         --               (13)           (13)
                                        ------    ------         ---       ---------    -------------

Balance, July 10, 1997...............    6,000    $ --         $  50        $ 3,203        $ 3,253
                                        ======    ======         ===       =========    =============

   The accompanying notes are an integral part of these financial statements.

                           AFFILIATED METALS COMPANY
                            STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                   FIFTY-TWO WEEKS ENDED
                                        --------------------------------------------         PERIOD FROM
                                        SEPTEMBER 3,     SEPTEMBER 2,     AUGUST 31,      SEPTEMBER 1, 1996
                                            1994             1995            1996       THROUGH JULY 10, 1997
                                        -------------    -------------    ----------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................      $   405          $   742        $  1,448            $   (13)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and
         amortization................          304              313             300                521
      Loss on sale of assets.........            3           --                  10                 90
      Deferred tax provision
         (benefit)...................          (20)             (45)             (1)               (25)
      Changes in operating assets and
         liabilities:
           Accounts receivable,
             net.....................         (890)          (2,020)            (61)            (4,627)
           Inventories...............         (190)              61          (3,848)            (3,389)
           Prepaid expenses and other
             assets..................         (116)              54             (27)               (86)
           Accounts payable..........         (525)           2,786           1,293              1,332
           Accrued liabilities.......          (70)             245              35                 53
           Other.....................           (7)             (22)         --                     29
      Other operating activity.......                                                             (121)
                                        -------------    -------------    ----------          --------
             Net cash provided by
               (used in) operating
               activities............       (1,106)           2,114            (851)            (6,236)
                                        -------------    -------------    ----------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and
    equipment........................         (310)            (615)         (5,553)            (1,338)
  Proceeds from sales of property and
    equipment........................            5           --                  58                290
  Other, net.........................          (36)          --              --               --
                                        -------------    -------------    ----------          --------
             Net cash used in
               investing
               activities............         (341)            (615)         (5,495)            (1,048)
                                        -------------    -------------    ----------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) on bank
    overdraft........................          783           (1,259)            120              1,650
  Principal payments on long-term
    debt.............................         (198)            (523)           (668)              (626)
  Proceeds from issuance of long-term
    debt.............................        1,412              325           6,939              6,399
  Purchase of redeemable preferred
    stock............................         (529)             (29)            (29)               (71)
  Dividends paid on redeemable
    preferred stock..................          (21)             (11)             (8)                (4)
                                        -------------    -------------    ----------          --------
             Net cash provided by
               (used in) financing
               activities............        1,447           (1,497)          6,354              7,348
                                        -------------    -------------    ----------          --------
NET INCREASE IN CASH.................       --                    2               8                 64
CASH BEGINNING OF PERIOD.............       --               --                   2                 10
                                        -------------    -------------    ----------          --------
CASH END OF PERIOD...................      $--              $     2        $     10            $    74
                                        =============    =============    ==========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest (net of
    amount capitalized of $153 in
    1996)............................      $   784          $ 1,054        $    991            $ 1,311
  Cash paid for income taxes.........          389              370           1,083                104

   The accompanying notes are an integral part of these financial statements.

                           AFFILIATED METALS COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Affiliated Metals Company ("Affiliated") is a high-volume flat rolled steel processor, with operations in Granite City, Illinois and a newly constructed facility in Butler, Indiana. The operating plants are strategically located near primary steel producers. Affiliated purchases wide, coiled hot rolled, cold rolled and galvanized flat rolled steel from primary producers and pickles (hot rolled) and slits coils to narrower widths. Principal customers include; consumer durable goods manufacturers, commercial transportation, appliance, furniture, pallet rack, and automotive industries as well as independent stamping operations. Service areas include Missouri, Kansas, Texas, Oklahoma, Tennessee, Kentucky, Indiana, Mississippi, Alabama, Georgia, Iowa, Illinois and Nebraska.

     Affiliated Metals and its shareholders entered into a definitive merger agreement with Metals USA, Inc. ("Metals USA") pursuant to which all of Affiliated Metal's outstanding shares of capital stock were exchanged for cash and shares of Metals USA common stock concurrently with the consummation of the initial public offering (the "Offering") of Metals common stock (see Note 9).

     The financial statements for the period from September 1, 1996 through July 10, 1997 are presented for purposes of complying with certain reporting requirements of Regulation S-X of the Securities and Exchange Commission and are not necessarily indicative of the results to be expected for the entire year.

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

     ACCOUNTING PERIOD

     Affiliated's fiscal year is the fifty-two or fifty-three week period ending the Saturday nearest to August 31. The results of operations and cash flows include fifty-two weeks of activity for the periods ended August 31, 1996, September 2, 1995, and September 3, 1994.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the specific identification method. Raw materials generally represent 80% to 90% of Affiliated's inventories.

     PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line and accelerated methods at rates based upon the estimated useful lives of the various classes of assets.

     OTHER ASSETS

     Other assets consists primarily of goodwill, net of accumulated amortization. Goodwill is being amortized over a thirty year period using the straight-line method. Affiliated periodically evaluates the propriety of the carrying amount of goodwill using expected undiscounted cash flows. At September 2, 1995 and August 31, 1996 goodwill, net of accumulated amortization was $622 and $599, respectively.

                           AFFILIATED METALS COMPANY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to Affiliated having the same or similar remaining maturities and collateral requirements. The carrying amounts of long-term debt approximate fair value at the applicable balance sheet dates.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject Affiliated to concentrations of credit risk, consist principally of cash deposits and, trade account receivables. Affiliated places its cash with several financial institutions limiting the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivable are within the midwest and Great Lakes regions of the United States. Affiliated had a credit risk concentration since two customers accounted for approximately 27% of accounts receivable at August 31, 1996. For the fifty-two weeks ended September 3, 1994, three customers accounted for 16.3%, 17.2%, and 11.1% of sales, respectively. For the fifty-two weeks ended September 2, 1995 and August 31, 1996, two of the same three customers accounted for 16.9% and 20.2%, and 14.5% and 14.0% of sales, respectively. For the period from September 1, 1996 through July 10, 1997, three customers accounted for 10.6%, 8.0% and 7.9% of sales, respectively. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary. Credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Affiliated periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") in March 1995. SFAS
121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Affiliated adopted SFAS No. 121 on September 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                          ESTIMATED       SEPTEMBER 2,     AUGUST 31,
                                        USEFUL LIVES          1995            1996
                                        -------------     ------------     ----------
Land.................................        --             $     46        $    561
Buildings............................        39 years         --               2,350
Machinery and equipment..............     10-30 years          2,897           5,407
Automobiles and trucks...............         7 years            151             148
Office equipment and furniture.......       5-7 years            299             373
Leasehold improvements...............      7-39 years            105             109
                                                          ------------     ----------
                                                               3,498           8,948
Less: accumulated depreciation and
  amortization.......................                           (799)         (1,008)
                                                          ------------     ----------
     Total...........................                       $  2,699        $  7,940
                                                          ============     ==========

                           AFFILIATED METALS COMPANY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

3.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                        SEPTEMBER 2,     AUGUST 31,
                                            1995            1996
                                        ------------     ----------
Note payable, interest at 8.75%,
  payable in monthly installments of
  $30 (plus interest) commencing
  September 1996; matures August
  2001; secured by certain machinery
  and equipment and personal
  guarantees of common
  stockholders.......................     $ --            $   1,770
Note payable, interest at prime plus
  1.0%, payable in 59 monthly
  installments of $25 (plus
  interest), matures November, 1999;
  secured by accounts receivable,
  inventories, machinery and
  equipment, assignment of life
  insurance proceeds on officers'
  policies, and personal guarantees
  of common stockholders.............        1,250              905
Construction note payable, interest
  at prime plus 1.0%, interest
  payable monthly, principal payment
  due March, 1997; secured by certain
  machinery and equipment, certain
  land, building, and personal
  guarantees of common
  stockholders.......................       --                2,432
Note payable, interest at 9.75%,
  payable in monthly installments of
  $5 (plus interest); secured by
  certain machinery and equipment;
  refinanced in February, 1996.......          244           --
Revolving line-of-credit, interest at
  prime plus 0.5%, interest payable
  monthly, expires August, 1997
  secured by substantially all assets
  of Affiliated, assignment of life
  insurance proceeds on officers'
  policies, and personal guarantees
  of common stockholders.............        6,747            9,421
Notes payable to estate of former
  stockholder, interest at prime plus
  1.0%, payable in monthly
  installments of $2 (plus interest),
  principal payment due March 1999;
  secured by personal guarantees of
  common stockholders................          102               74
Notes payable, interest at rates
  ranging from 7.5% to 10.25%,
  payable in monthly installments
  ranging from $0.3 to $0.8, through
  July, 1999.........................           82               93
                                        ------------     ----------
                                             8,425           14,695
Less: current maturities.............         (407)         (10,358)
                                        ------------     ----------
                                          $  8,018        $   4,337
                                        ============     ==========

     Affiliated has obtained financing agreements from its lender that will convert the construction note to a term loan note payable and a Small Business Administration ("SBA") note payable in amounts up to $1,600 and $1,000, respectively. The new notes will be secured by certain machinery and equipment, certain land and building, and personal guarantees of common stockholders. The term loan note payable will bear interest at a fixed rate based on prime plus 0.5% at closing during the first five years and will adjust after year five and will be payable in monthly installments of principal and interest over a ten-year period from the date of conversion. The SBA note payable will bear interest at a rate yet to be determined and will be payable in monthly installments of principal and interest over a 20-year period from the date of conversion. Because Affiliated had the intent and ability to convert the construction note payable on a long-term basis, the August 31, 1996 classification and future maturities have been presented under the terms of the new agreements. In April 1997, Affiliated entered into an agreement to extend until September 1997 the financing agreements related to the construction note payable.

                           AFFILIATED METALS COMPANY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     Affiliated's revolving line of credit provides for borrowings up to $12,000 (limited to a borrowing base defined in the agreement as a percentage of eligible accounts receivable and inventories). The revolving line of credit agreement requires that all cash receipts of Affiliated be deposited directly into a lockbox account and applied against the line of credit. Funds are then drawn from the line of credit as checks are disbursed. Additionally, the agreement requires, among other things, that Affiliated maintain certain minimum ratios, including net income, tangible net worth, leverage, cash flow coverage, and limits on capital expenditures. At August 31, 1996, future principal payments of long-term debt, as adjusted to reflect the financing agreements, are as follows:

1997.................................  $   10,358
1998.................................         928
1999.................................         905
2000.................................         573
2001.................................         538
Thereafter...........................       1,393
                                       ----------
                                       $   14,695
                                       ==========

     In February 1997, Affiliated amended its revolving credit facility, which reduced the interest to prime, increased the available borrowing up to $16,000 and extended the maturity to August 31, 1998.

4.  REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock consists of 1,680 shares of authorized at a par value of $119.048 per share. Shares issued and outstanding at August 31, 1996 and September 2, 1995, were 600 and 840 respectively. The stock is subject to mandatory redemption of 20 shares per month beginning in March 1992 and continuing for 84 months. In both fiscal 1996 and fiscal 1995, 240 shares were redeemed at a price of $119.048 per share. Dividends are calculated cumulatively (but not compounded) on a daily basis at the rate of 1% over prime. Dividends are paid on each redemption date.

5.  COMMON STOCK PURCHASE WARRANT

     In March 1992, in connection with a Securities Purchase Agreement related to the purchase of Affiliated, Affiliated issued one warrant to an investor in consideration for $100. The warrant is exercisable at an exercise price of $.01 per share into 34.4% or 3,146 shares of Affiliated's common stock on a fully diluted basis. The holder of the warrant also may put the warrant or a portion thereof to Affiliated through November 1999, unless it would cause Affiliated to be in default of its debt covenants. The put price is determined by the ownership percentage of the warrants multiplied by the greater of either fair value of Affiliated, a multiple of earnings before income taxes, interest, and depreciation and amortization, and book value, all as defined in the agreement.

     In addition, the agreement provides the holder of the warrant with certain registration rights under the Securities Act of 1933 (the "Securities Act") to cause Affiliated to register the shares of common stock to be received from the exercise of the warrant. The agreement also provides the holder of the warrant with certain "piggyback" registration rights which allow the holder of the warrant to register his common stock in the event Affiliated files a registration statement under the Securities Act.

                           AFFILIATED METALS COMPANY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

6.  INCOME TAXES

     Affiliated has implemented Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"), which provides for a liability approach to accounting for income taxes.

     The provisions for federal and state income taxes are as follows:

                                                  FIFTY-TWO WEEKS ENDED
                                        ------------------------------------------         PERIOD FROM
                                        SEPTEMBER 3,    SEPTEMBER 2,    AUGUST 31,      SEPTEMBER 1, 1996
                                            1994            1995           1996       THROUGH JULY 10, 1997
                                        ------------    ------------    ----------    ---------------------
Federal:
     Current.........................     $    260        $    442       $    796            $    37
     Deferred........................          (16)            (37)            (1)               (20)
                                        ------------    ------------    ----------    ---------------------
                                               244             405            795                 17
State:
     Current.........................           57             100            184                 (1)
     Deferred........................           (4)             (8)        --                      2
                                        ------------    ------------    ----------    ---------------------
                                                53              92            184                  1
                                        ------------    ------------    ----------    ---------------------
Total provision......................     $    297        $    497       $    979            $    18
                                        ============    ============    ==========    =====================

     The components of deferred income tax liabilities and assets are as follows:

                                        SEPTEMBER 3,     AUGUST 31,
                                            1995            1996
                                        ------------     ----------
Deferred income tax liabilities:
     Property and equipment..........     $    634        $    666
                                        ------------     ----------
          Total deferred income tax
             liabilities.............          634             666
                                        ------------     ----------
Deferred income tax assets:
     Allowance for doubtful
       accounts......................           12              12
     Other, net......................           44              77
                                        ------------     ----------
          Total deferred income tax
             assets..................           56              89
                                        ------------     ----------
Net deferred tax liabilities.........     $    578        $    577
                                        ============     ==========

     A reconciliation of the difference between the federal statutory tax rates and the effective tax rates as a percentage of net income is as follows:

                                                  FIFTY-TWO WEEKS ENDED
                                        ------------------------------------------         PERIOD FROM
                                        SEPTEMBER 2,    SEPTEMBER 3,    AUGUST 31,      SEPTEMBER 1, 1996
                                            1994            1995           1996       THROUGH JULY 10, 1997
                                        ------------    ------------    ----------    ---------------------
U.S. federal statutory rate..........       34.0%           34.0%          34.0%               35.0%
State income taxes, net of Federal
  tax benefit........................        4.8             4.8            5.0                15.0
Other................................        3.5             1.3            1.3               290.0
                                        ------------    ------------    ----------           ------
                                            42.3%           40.1%          40.3%              340.0%
                                        ============    ============    ==========           ======

                           AFFILIATED METALS COMPANY
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

7.  EMPLOYEE BENEFIT PLANS

     Affiliated sponsors a qualified contributory profit sharing plan and 401(k) plan. The plan covers substantially all full-time employees who have met certain eligibility requirements. The plan may be amended or terminated at any time by the Board of Directors. Affiliated, although not required to, has provided contributions to the plan during each of the fifty-two weeks ended September 3, 1994,
September 2, 1995, August 31, 1996 and the period from September 1, 1996 through July 10, 1997, of $89, $100, $141 and $114, respectively.

8.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     Affiliated leases its corporate office and one of its production facilities. The lease expires on May 31, 1998 and calls for a monthly rental payment of $9. The lease also provides for an additional five-year renewal option.

     Rent expense for all operating leases for the fifty-two weeks ended September 3, 1994, September 2, 1995, August 31, 1996 and the period from September 1, 1996 through July 10, 1997 was $126, $125, $128 and $113, respectively.

9.  SUBSEQUENT EVENT

     On July 11, 1997, Metals USA purchased all of the issued and outstanding equity securities of Affiliated, through the issuance of common stock and cash pursuant to a definitive merger agreement dated May 1997.

     During July 1997, subsequent to the merger, $22,110 of Affiliated's debt was repaid with advances from Metals USA.

     In December 1997, Affiliated exercised its five-year renewal option on its lease for the corporate office and one of its production facilities (see Note
8).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Southern Alloy of America, Inc.

We have audited the accompanying balance sheets of Southern Alloy of America, Inc. (the "Company") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 1997 through July 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Southern Alloy of America, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the two years then ended and for the period from January 1, 1997 through July 10, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
January 30, 1998

                        SOUTHERN ALLOY OF AMERICA, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                           DECEMBER 31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
               ASSETS
Current assets:
     Cash and cash equivalents.......  $      57  $  --
     Accounts receivable:
          Trade, less allowances of
            $18 and $13..............      1,483      1,262
          Affiliates.................      1,020        945
     Inventories.....................      1,050      1,063
     Prepaid expenses and other
     current assets..................         22         63
                                       ---------  ---------
          Total current assets.......      3,632      3,333
Property and equipment, net..........        456        353
Other assets.........................         84         68
                                       ---------  ---------
          Total assets...............  $   4,172  $   3,754
                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................  $   1,602  $   1,450
     Accrued liabilities.............         97         68
     Revolving line-of-credit........      1,424      1,424
     Current portion of obligations
      under capital lease............         68         25
     Current portion of long-term
     debt............................         38         24
                                       ---------  ---------
          Total current
        liabilities..................      3,229      2,991
Obligations under capital lease, less
  current portion....................         69         44
Long-term debt, less current
portion..............................         24     --
                                       ---------  ---------
          Total liabilities..........      3,322      3,035
                                       ---------  ---------
Stockholders' equity:
     Common stock 100,000 shares
      authorized; 19,500 and 17,200
      shares issued and outstanding
      at December 31, 1995 and 1996,
      respectively...................         20         17
     Additional paid-in capital......        410        608
     Retained earnings...............        420         94
                                       ---------  ---------
          Total stockholders'
        equity.......................        850        719
                                       ---------  ---------
               Total liabilities and
                 stockholders'
                 equity..............  $   4,172  $   3,754
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN ALLOY OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                                       YEAR ENDED DECEMBER        PERIOD FROM
                                               31,              JANUARY 1, 1997
                                       --------------------         THROUGH
                                         1995       1996         JULY 10, 1997
                                       ---------  ---------     ---------------
Net sales............................  $  12,018  $  10,815         $ 5,872
Costs and expenses:
     Cost of sales...................      7,669      7,084           3,821
     Operating and delivery..........        902        709             412
     Selling, general and
       administrative expenses.......      2,806      2,850           1,520
     Depreciation and amortization...        108        126              82
                                       ---------  ---------     ---------------
Operating income.....................        533         46              37
Other (income) expense:
     Interest expense................        252        168              72
     Interest income.................       (146)      (108)            (17)
                                       ---------  ---------     ---------------
Income (loss) before income taxes....        427        (14)            (18)
Provision (benefit) for income
taxes................................     --         --             --
                                       ---------  ---------     ---------------
Net income (loss)....................  $     427  $     (14)        $   (18)
                                       =========  =========     ===============

   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN ALLOY OF AMERICA, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                                 TOTAL
                                           COMMON STOCK        ADDITIONAL      RETAINED      STOCKHOLDERS'
                                        ------------------       PAID-IN       EARNINGS         EQUITY
                                        SHARES      AMOUNT       CAPITAL       (DEFICIT)       (DEFICIT)
                                        -------     ------     -----------     ---------     -------------
Balance, January 1, 1995.............    19,500      $ 20         $ 410         $    183        $   613
     Distributions to owners.........     --         --           --                (190)          (190)
     Net income......................     --         --           --                 427            427
                                        -------     ------     -----------     ---------     -------------
Balance, December 31, 1995...........    19,500        20           410              420            850
     Purchase of common stock........    (2,300)       (3)          (48)            (197)          (248)
     Distributions to owners.........     --         --           --                (115)          (115)
     Stock options...................     --         --             246           --                246
     Net loss........................     --         --           --                 (14)           (14)
                                        -------     ------     -----------     ---------     -------------
Balance, December 31, 1996...........    17,200        17           608               94            719
     Sale of common stock............     2,300         3         --              --                  3
     Distributions to owners.........     --         --           --              (1,099)        (1,099)
     Net income......................     --         --           --                 (18)           (18)
                                        -------     ------     -----------     ---------     -------------
Balance, July 10, 1997...............    19,500      $ 20         $ 608         $ (1,023)       $  (395)
                                        =======     ======     ===========     =========     =============

   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN ALLOY OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                            YEAR ENDED            PERIOD FROM
                                           DECEMBER 31,         JANUARY 1, 1997
                                       --------------------         THROUGH
                                         1995       1996         JULY 10, 1997
                                       ---------  ---------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $     427  $     (14)        $   (18)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation....................        108        126              82
     Grant of stock option...........     --            246         --
     Gain on sale of assets..........         (9)       (71)        --
     Changes in operating assets and
       liabilities:
       Accounts receivable, net......       (113)       221            (322)
       Inventories...................        (90)       (13)           (352)
       Prepaid expenses and other
          assets.....................        (10)       (41)            (73)
       Other long-term assets........         25         16              47
       Accounts payable..............        529       (152)            617
       Accrued liabilities...........        (57)       (29)             50
       Other operating activity......     --         --                  (4)
                                       ---------  ---------     ---------------
          Net cash provided by
             operating activities....        810        289              27
                                       ---------  ---------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
       equipment.....................        (99)       (23)            (28)
     Proceeds from sales of property
       and equipment.................          8         71         --
                                       ---------  ---------     ---------------
          Net cash provided by (used
             in) investing
             activities..............        (91)        48             (28)
                                       ---------  ---------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase on revolving
       line-of-credit................        156     --                 180
     Net advances (to) from officers
       and affiliates................       (535)        75             945
     Payments on capital lease
       obligations...................        (63)       (68)            (13)
     Principal payments on long-term
       obligations...................        (30)       (38)            (15)
     Redemption of common stock......     --           (248)        --
     Sale of common stock............     --         --                   3
     Dividends paid..................       (190)      (115)         (1,099)
                                       ---------  ---------     ---------------
          Net cash provided by (used
             in) financing
             activities..............       (662)      (394)              1
                                       ---------  ---------     ---------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................         57        (57)        --
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................     --             57         --
                                       ---------  ---------     ---------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD...............................  $      57  $  --             $--
                                       =========  =========     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $      26  $     159         $    83

   The accompanying notes are an integral part of these financial statements.

                        SOUTHERN ALLOY OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Southern Alloy of America, Inc. ("Southern Alloy"), a North Carolina corporation, is a specialty metal service center located in Salisbury, North Carolina specializing in ferrous and non-ferrous continuous, centrifugal and static cast bar stock. Southern Alloy performs a number of metal processing services, including precision saw cutting, precision and semi-finished machining, drilling and milling operations. Southern Alloy's customers are comprised of original equipment manufacturers and machine shops servicing the fluid power, power transmission, material handling and textile machinery industries. Market areas are principally located in the Southeastern United States.

     Southern Alloy and its shareholders entered into a definitive merger agreement with Metals USA, Inc. ("Metals USA") pursuant to which all of Southern Alloy's outstanding shares of capital stock were exchanged for cash and shares of Metals USA common stock concurrently with the consummation of the initial public offering (the "Offering") of Metals USA common stock. (See Note
10).

     The financial statements for the period from January 1, 1997 through July 10, 1997 are presented for purposes of complying with certain reporting requirements of Regulation S-X of the Securities and Exchange Commission and are not necessarily indicative of the results to be expected for the entire year.

     RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications have no effect on previously reported net income or stockholders' equity.

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the specific identification method.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash surrender value of life insurance policies approximate their fair value. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to Southern Alloy having the same or similar remaining maturities and collateral requirements. The carrying amounts of long-term debt approximate fair value at the applicable balance sheet dates.

                        SOUTHERN ALLOY OF AMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject Southern Alloy to concentrations of credit risk, consist principally of cash deposits and, trade account and note receivables. Concentrations of credit risk with respect to trade accounts receivable are within the Southeastern United States. Additionally, Southern Alloy has one customer that accounts for approximately 10% of net sales. Credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Southern Alloy periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     INCOME TAXES

     Southern Alloy, with the consent of its stockholders, elected to be taxed under sections of the federal and state income tax laws which provide that, in lieu of corporation income taxes, the stockholders separately account for Southern Alloy's items of income, deductions, losses and credits on their individual income tax returns. The financial statements will not include a provision for income taxes (credits) as long as the S Corporation election remains in effect. As long as Southern Alloy's S Corporation income tax election remains in effect, Southern Alloy may, from time-to-time, pay dividends to its stockholders in amounts sufficient to enable the stockholders to pay the taxes due on their share of Southern Alloy's items of income, deductions, losses, and credits which has been allocated to them for reporting on their individual income tax returns.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") in March 1995. SFAS
121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Southern Alloy adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                          ESTIMATED     --------------------
                                        USEFUL LIVES      1995       1996
                                        -------------   ---------  ---------
Machinery and equipment..............     3-7 years     $   1,112  $     962
Furniture and fixtures...............     3-7 years           173        176
Leasehold improvements...............      5 years             85         85
                                                        ---------  ---------
                                                            1,370      1,223
Less: accumulated depreciation.......                        (914)      (870)
                                                        ---------  ---------
                                                        $     456  $     353
                                                        =========  =========

3.  LINE OF CREDIT

     At December 31, 1995, Southern Alloy had a line of credit with Freemont Financial Corporation. On January 3, 1996, Southern Alloy entered into an agreement with NationsBank of Georgia, N.A. which was to expire on January 1, 1997. The original agreement was terminated and Southern Alloy entered into a new

                        SOUTHERN ALLOY OF AMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
line-of-credit agreement with NationsBank N.A. ("NationsBank"), which expires on July 31, 1997. This agreement provides a maximum borrowing limit of $2,000 with interest payable monthly at the bank's prime rate (8.25% at December 31, 1996). The borrowing base under the new NationsBank line of credit is limited to 80% of eligible receivables as defined by the agreement plus 50% of the eligible inventory. Southern Alloy had $75 of unused availability under the line-of-credit at December 31, 1996. The line is secured by accounts receivable, inventory, equipment and guarantees of Southern Investments, The Development Group, Inc. (both of which are affiliates of Southern Alloy) and stockholders of Southern Alloy.

     The new NationsBank agreement contains restrictive covenants which, among other things, require Southern Alloy to maintain certain financial ratios, limit capital expenditures and bonuses and restrict future indebtedness. At December 31, 1996, Southern Alloy was in compliance with, or had obtained all necessary waivers regarding instances of non-compliance with the terms of the loan agreement.

4.  LONG-TERM DEBT

     Long-term obligations consist of three notes payable to Amada Cutting Technologies, Inc. The notes bear interest at rates ranging from 9.0% to 9.4% and are payable in monthly installments totaling $4 through April 1997, and $1 from May 1997 to December 1997. The notes are secured by related equipment.

5.  OBLIGATIONS UNDER CAPITAL LEASE

     Southern Alloy leases certain shop equipment under capital leases through 1999, which bear interest at rates ranging from 9.0% to 11.27%.

     Future minimum payments under capital leases as of December 31, 1996, are as follows:

1997.................................  $      30
1998.................................         30
1999 and thereafter..................         18
                                       ---------
                                              78
Less: interest portion...............          9
                                       ---------
Capital lease obligation.............         69
Less: current portion................         25
                                       ---------
                                       $      44
                                       =========

     The cost of equipment under capital leases amounted to approximately $256 and $135 at December 31, 1995 and 1996, respectively. Accumulated amortization amounted to $107 and $65 at December 31, 1995 and 1996, respectively.

6.  EMPLOYEE BENEFIT PLANS

     Southern Alloy sponsors a defined contribution 401(k) profit-sharing plan for employees who have attained at least 21 years of age and one year of service. Company contributions to the plan, which are determined annually at the discretion of the Board of Directors, amounted to $12, $16 and $3 in 1995, 1996 and the period from January 1, 1997 through July 10, 1997, respectively.

                        SOUTHERN ALLOY OF AMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

7.  COMMITMENTS AND CONTINGENCIES

  GUARANTEE

     Southern Alloy had guaranteed a line-of-credit agreement for SOMAR, Inc. (an affiliate of Southern Alloy). The outstanding balance under this agreement amounted to approximately $1,200 at December 31, 1995. As of August 12, 1996, Southern Alloy was no longer a guarantor on this line of credit.

8.  STOCK OPTIONS

     In February 1996, Southern Alloy purchased 2,300 shares from a primary stockholder of Southern Alloy for $248.

     In September 1996, 2,300 stock options were issued to two directors of Southern Alloy (one of which also serves as an officer) at an option price of $1.00 per share. The options were exercisable at any time through September 2001. The deemed value for accounting purposes at the date of grant was $108.00 per share. Accordingly, $246 of compensation expense was recorded at the date of grant.

     In January 1997, the directors exercised their options and purchased 2,300 shares of Southern Alloy for $3.

9.  RELATED-PARTY TRANSACTIONS

     Southern Investments (a partnership), The Development Group, Inc. and Engineered Machine Technologies, Inc. are affiliated with Southern Alloy through common ownership. SOMAR, Inc. was affiliated with Southern Alloy through common ownership through August 12, 1996. On that date, SOMAR, Inc. was sold to an unaffiliated company.

     Southern Alloy leases commercial real estate from Southern Investments under a non-cancelable operating lease. Rent expense related to this lease amounted to $130, $103 and $69 in 1995, 1996 and the period from January 1, 1997 through July 10, 1997, respectively.

     Southern Alloy leases certain automobiles and operating equipment from Southern Investments on a month-to-month basis. Rent expense related to these leases amounted to $136, $198 and $112 for 1995, 1996 and the period from January 1, 1997 through July 10, 1997, respectively.

     During the years ended December 31, 1995 and 1996, Southern Alloy made loans to or borrowed from SOMAR, Inc., Southern Investments, The Development Group, Inc., Engineered Machine Technologies, Inc. and officers. Following is a schedule of net receivable balances due from or payable to affiliated companies at December 31, 1995 and 1996:

                                             DUE FROM
                                           (PAYABLE TO)
                                       --------------------
                                         1995       1996
                                       ---------  ---------
SOMAR, Inc...........................  $     563  $  --
Engineered Machine Technologies,
  Inc................................        334        640
Southern Investments.................        125        130
The Development Group, Inc...........        (16)         7
Officers and affiliates..............         14        168
                                       ---------  ---------
                                       $   1,020  $     945
                                       =========  =========

     Southern Alloy made a distribution of receivables from affiliates with a carrying value of approximately $842.

                        SOUTHERN ALLOY OF AMERICA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     Following is a summary of interest income from affiliated companies for the years ending December 31, 1995 and 1996, and the period from January 1, 1997 through July 10, 1997:

                                                                   PERIOD FROM
                                                                 JANUARY 1, 1997
                                                                     THROUGH
                                         1995       1996          JULY 10, 1997
                                       ---------  ---------   ------------------
SOMAR, Inc...........................  $     109  $      57          $    --
Engineered Machine Technologies,
  Inc................................         37         51                17
                                       ---------  ---------   ------------------
                                       $     146  $     108          $     17
                                       =========  =========   ==================

     Southern Alloy leases certain office space and equipment under non-cancelable operating leases with initial or remaining lease terms in excess of one year. Certain office and equipment leases contain renewal options and purchase options at fair market value at the end of the lease term. Following is a schedule of future minimum lease payments under non-cancelable leases as of December 31, 1996:

                                        RELATED
                                        PARTIES       OTHERS       TOTAL
                                        --------      -------      ------
1997.................................    $  193       $     7      $  200
1998.................................       128             7         135
1999.................................        77             4          81
2000.................................        77             4          81
2001.................................        77             1          78
Thereafter...........................        77         --             77
                                        --------      -------      ------
                                         $  629       $    23      $  652
                                        ========      =======      ======

10.  SUBSEQUENT EVENT

     On July 11, 1997, Metals USA, Inc. purchased all of the issued and outstanding equity securities of Southern Alloy, through the issuance of common stock and cash pursuant to a definitive merger agreement dated May 1997.

     Concurrent with the Merger, Southern Alloy entered into an agreement with a related party to lease certain real property for an annual lease payment of $48. This lease runs through 2012, and provides for periodic increases in the annual lease payment every five years equal to the cumulative change in the Consumer Price Index. Additionally, Southern Alloy entered into a lease for certain equipment from a related party on a month to month basis for $4 per month. Southern Alloy believes these lease arrangements are no less favorable than could be obtained from unaffiliated third parties.

     During July 1997, subsequent to the merger, $2,115 of Southern Alloy's debt was repaid with advances from Metals USA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Uni-Steel, Inc.:

We have audited the accompanying balance sheet of Uni-Steel, Inc. (the "Company"), an Oklahoma Corporation, as of September 30, 1996, and the related statements of income, stockholders' equity and cash flows for the year ended September 30, 1996 and for the period from October 1, 1996 through July 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uni-Steel, Inc. as of September 30, 1996, and the results of its operations and its cash flow for the year ended September 30, 1996 and for the period from October 1, 1996 through July 10, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
January 30, 1998

                                UNI-STEEL, INC.
                                 BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                        SEPTEMBER 30,
                                            1996
                                        -------------
               ASSETS
Current assets:
     Cash and cash equivalents.......      $   203
     Accounts receivable, less
      allowance of $122..............        6,586
     Accounts
      receivable -- affiliates.......          261
     Inventories.....................        9,947
     Current portion of note
      receivable.....................           25
     Deferred income taxes...........          127
     Prepaid expenses and other
      current assets.................           22
                                        -------------
          Total current assets.......       17,171
Property and equipment, net..........        3,176
Notes receivable, net of current
  portion............................        1,212
Other assets.........................          355
Goodwill.............................          344
                                        -------------
          Total assets...............      $22,258
                                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................      $ 3,165
     Accounts
     payable -- affiliates...........          121
     Accrued liabilities.............          419
     Note payable to shareholders....           36
     Line of credit..................        7,100
     Current portion of long-term
      debt...........................          174
     Income taxes payable............           92
                                        -------------
          Total current
           liabilities...............       11,107
Long-term debt, net of current
  portion............................          413
Deferred income taxes................          788
                                        -------------
          Total liabilities..........       12,308
                                        -------------
Commitments and contingencies
Redemption value of 36,533 shares of
  common stock $1.00 par value
  subject to mandatory redemption....        4,201
Stockholders' equity:
     Common stock $1.00 par value,
      500,000 shares authorized,
      63,467 shares issued (net of
      36,533 shares subject to
      redemption)....................           63
     Additional paid-in capital......        1,104
     Retained earnings...............        5,743
     Less: treasury stock, at cost...       (1,161)
                                        -------------
     Total stockholders' equity......        5,749
                                        -------------
          Total liabilities and
           stockholders' equity......      $22,258
                                        =============

   The accompanying notes are an integral part of these financial statements.

                                UNI-STEEL, INC.
                              STATEMENTS OF INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                           PERIOD FROM
                                         YEAR ENDED      OCTOBER 1, 1996
                                        SEPTEMBER 30,        THROUGH
                                            1996          JULY 10, 1997
                                        -------------    ---------------
Net sales............................      $54,620           $47,891
Operating costs and expenses:
     Cost of sales...................       43,192            37,967
     Operating and delivery..........        5,608             5,102
     Selling, general and
       administrative................        2,917             2,423
     Depreciation and amortization...          542               389
                                        -------------    ---------------
Operating income.....................        2,361             2,010
Other (income) expense:
     Interest expense................          575               529
     Interest income.................         (179)             (140)
     Other, net......................           (4)          --
                                        -------------    ---------------
                                               392               389
                                        -------------    ---------------
Income before income taxes...........        1,969             1,621
Provision for income taxes...........          741               603
                                        -------------    ---------------
Net income...........................      $ 1,228           $ 1,018
                                        =============    ===============

   The accompanying notes are an integral part of these financial statements.

                                UNI-STEEL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK       ADDITIONAL                                   TOTAL
                                        ------------------      PAID-IN      RETAINED     TREASURY     STOCKHOLDERS'
                                        SHARES     AMOUNT       CAPITAL      EARNINGS       STOCK         EQUITY
                                        -------    -------    -----------    ---------    ---------    -------------

Balance, September 30, 1995..........    63,467     $  63       $ 1,432       $ 4,515      $   (969)      $ 5,041

     Purchase of 1,901 shares of
       common stock..................     --         --          --             --             (192)         (192)

     Increase in redemption value of
       common stock subject to
       mandatory redemption..........     --         --            (328)        --           --              (328)

     Net income......................     --         --          --             1,228        --             1,228
                                        -------    -------    -----------    ---------    ---------    -------------

Balance, September 30, 1996..........    63,467        63         1,104         5,743        (1,161)        5,749

     Increase in redemption value of
       common stock subject to
       mandatory redemption..........     --         --            (398)        --           --              (398)

     Net income......................     --         --          --             1,018        --             1,018
                                        -------    -------    -----------    ---------    ---------    -------------

Balance, July 10, 1997...............    63,467     $  63       $   706       $ 6,761      $ (1,161)      $ 6,369
                                        =======    =======    ===========    =========    =========    =============

   The accompanying notes are an integral part of these financial statements.

                                UNI-STEEL, INC.
                            STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                           PERIOD FROM
                                         YEAR ENDED      OCTOBER 1, 1996
                                        SEPTEMBER 30,        THROUGH
                                            1996          JULY 10, 1997
                                        -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................      $ 1,228           $ 1,018
  Adjustments to reconcile net income
     to net cash provided by (used
     in) operating activities:
       Depreciation and
        amortization.................          542               389
       Deferred income taxes.........          (36)              (53)
       Increases in cash surrender
        values of life insurance.....          (56)              (57)
       Changes in operating assets
        and liabilities:
          Accounts receivable, net...          181               (85)
          Inventories................       (1,748)           (1,993)
          Prepaid expenses and other
              assets.................           (4)               (3)
          Accounts payable and
              accrued liabilities....          233              (190)
          Income taxes payable.......         (131)             (129)
                                        -------------    ---------------
             Net cash provided by
                (used in) operating
                activities...........          209            (1,103)
                                        -------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and
     equipment.......................         (362)             (346)
  Principal collected on notes.......           13                12
  Investments acquired...............       --                   (86)
                                        -------------    ---------------
             Net cash used in
                investing
                activities...........         (349)             (420)
                                        -------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase on revolving
     line-of-credit..................          800               900
  Principal payments on shareholder
     debt............................          (95)              (36)
  Principal payments on long-term
     obligations.....................         (445)             (199)
  Principal borrowings on long-term
     obligations.....................       --                 1,000
  Purchase of treasury stock.........         (192)          --
                                        -------------    ---------------
             Net cash provided by
                financing
                activities...........           68             1,665
                                        -------------    ---------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................          (72)              142
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD..........................          275               203
                                        -------------    ---------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD.............................      $   203           $   345
                                        =============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for:
     Interest........................      $   568           $   529
     Income taxes....................          909               702

   The accompanying notes are an integral part of these financial statements.

                                UNI-STEEL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Uni-Steel, Inc. ("Uni-Steel") is a structural steel service center with three locations in Oklahoma. Uni-Steel's products include carbon structural, pressure vessel, high strength low alloy and alloy grades of steel sold to customers in Oklahoma, Missouri, Arkansas, Texas, New Mexico, Colorado and Kansas. Value added processing services include cut-to-length, leveling, flame cutting, plasma cutting, shearing, and sawing and press brake forming. Uni-Steel services customers in a wide variety of industries including oil and gas, truck trailer, construction equipment, mining machinery, elevators, wholesale trade and the construction industries.

     Uni-Steel and its shareholders entered into a merger agreement with Metals USA, Inc. ("Metals USA") pursuant to which all of Uni-Steel's outstanding shares of capital stock were exchanged for cash and shares of Metals USA common stock concurrent with the consummation of the initial public offering (the "Offering") of Metals USA common stock (See Note 11).

     The financial statements for the period from October 1, 1996 through, July 10, 1997 are presented for purposes of complying with certain reporting requirements of Regulation S-X of the Securities and Exchange Commission and are not neccessarily indicative of the results to be expected for the entire year.

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

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out ("LIFO") method.

     PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash equivalents approximate their fair value. The carrying amount of notes receivable approximate fair value at the applicable balance sheet dates. The fair value of such notes receivable was based on expected cash flows discounted using current rates at which similar loans would be made to borrowers with similar credit ratings. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to Uni-Steel having the same or similar remaining maturities and collateral requirements. The carrying amounts of long-term debt approximate fair value at the applicable balance sheet dates.

                                UNI-STEEL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject Uni-Steel to concentrations of credit risk, consist principally of cash deposits, trade accounts and note receivables. Concentrations of credit risk with respect to trade accounts receivable are within the southwest region of the United States. Credit is extended once appropriate credit history and references have been obtained. Adjustments to the allowance for doubtful accounts are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Uni-Steel periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     INCOME TAXES

     Uni-Steel accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. The principal items resulting in the differences are different depreciation methods, use of the allowance method for bad debts, and different inventory capitalization methods. Valuation allowances are established when necessary to reduce deferred assets to the amount to be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121") in March 1995. SFAS
121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Uni-Steel adopted SFAS No. 121 on January 1, 1996. The impact of adopting this standard did not have a material impact on the results of operations.

2.  NOTE RECEIVABLE

     Uni-Steel has a note receivable with a balance of $1,208 at September 30, 1996. The note bears interest at 8% and is due in monthly installments of principal and interest totaling $9 with a balloon payment of the remaining balance due in September 2002. This note is secured by a mortgage on real estate in Fountain, Colorado.

                                UNI-STEEL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                          ESTIMATED        SEPTEMBER 30,
                                         USEFUL LIVES          1996
                                        --------------     -------------
Land.................................                         $    32
Buildings and improvements...........    5 - 33 years           2,452
Yard equipment.......................    3 - 10 years             544
Shop equipment.......................    3 - 10 years           2,408
Automobiles and trucks...............    3 -  5 years              17
Office equipment.....................    4 -  8 years             476
Computer software....................    3 -  6 years             291
                                                           -------------
                                                                6,220
Less: accumulated depreciation.......                          (3,044)
                                                           -------------
     Total...........................                         $ 3,176
                                                           =============

4.  INVENTORIES

     Inventories consist of the following:

                                        SEPTEMBER 30,
                                            1996
                                        -------------
Steel products.......................      $ 9,482
Work in process......................          372
Other................................           93
                                        -------------
                                           $ 9,947
                                        =============

     Net realizable value approximates cost on the first-in, first-out method. In 1996, LIFO cost exceeded market value by $54. This 1996 amount was recorded as a reduction of inventory and an increase in cost of sales. Management has determined that lower of LIFO cost or market is the valuation method that most accurately reflects the results of operations in accordance with generally acceptable accounting principles. If the lower of FIFO cost or market had been used for all inventories, their carrying value would have been equal to the LIFO value of $9,947 at September 30, 1996 and $11,242 at July 10, 1997.
Additionally, net income would have been the same at $1,228 and $1,018 for the year ended September 30, 1996 and for the period from October 1, 1996 through July 10, 1997, respectively.

5.  LINE OF CREDIT

     At September 30, 1996, Uni-Steel had drawn $7,100 against its $7,500 line of credit at a bank. Interest is computed at prime (8.25% at September 30, 1996). Payments of interest were due monthly and the principal balance was due February 28, 1997. This line of credit was amended in February 1997 to increase the maximum borrowings under the facility to $10,000 and extend the maturity date to April 30, 1999. Interest is computed at prime or Uni-Steel may elect for interest to be computed at LIBOR plus 2.5%. This election must be made in borrowing increments of $1,000 and no more than two such LIBOR advances may be outstanding at one time. As of July 10, 1997, Uni-Steel had drawn $8,000 against its $10,000 line of credit.

     Concurrently with the renewal of the line of credit, Uni-Steel also obtained a $1,000 working capital term loan from its principal bank. Payments of principal and interest are payable in equal monthly installments with final maturity on February 28, 2002. Interest is also computed at Uni-Steel's option at prime or LIBOR plus 2.5%. The line of credit and working capital term loan include certain covenants which, among other things, restrict future borrowings and set certain ratio, cash flow and net worth

                                UNI-STEEL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
requirements. Uni-Steel was in compliance as of December 31, 1996. These loans are secured by a primary security interest in the inventory and accounts receivable of Uni-Steel.

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                        SEPTEMBER 30,
                                            1996
                                        -------------
Notes payable to bank, interest at
  prime (8.25% at September 30,
  1996), payable in monthly
  installments of $13 (plus interest)
  through April 2000; secured by
  equipment..........................      $   567
Note payable to a supplier, interest
  at 10.0%, payable in monthly
  installments of $1 (including
  interest) through May 1998; secured
  by equipment.......................           13
Notes payable to bank, interest at
  prime (8.25% at September 30,
  1996), payable in monthly
  installments of $12 (plus interest)
  through July 1997; secured by
  equipment..........................            7
                                        -------------
                                               587
Less: current maturities.............         (174)
                                        -------------
                                           $   413
                                        =============

     At September 30, 1996, future principal payments of long-term debt are as follows:

1997.................................  $     174
1998.................................        164
1999.................................        158
2000.................................         91
2001 and Thereafter..................     --
                                       ---------
                                       $     587
                                       =========

     Uni-Steel also has a note payable due to a shareholder which pays interest at prime and is payable on demand. The outstanding balance at September 30, 1996 was $36.

7.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                                PERIOD FROM
                                                              OCTOBER 1, 1996
                                            YEAR ENDED            THROUGH
                                        SEPTEMBER 30, 1996     JULY 10, 1997
                                        ------------------    ---------------
Current tax expense:
     Federal.........................         $  693              $   581
     State...........................             84                   75
Deferred tax expense:
     Federal.........................            (34)                 (41)
     State...........................             (2)                 (12)
                                            --------          ---------------
Total tax provision..................         $  741              $   603
                                            ========          ===============

                                UNI-STEEL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     The significant items giving rise to the deferred tax (assets) and liabilities are as follows:

                                            YEAR ENDED
                                        SEPTEMBER 30, 1996
                                        ------------------
Deferred tax liabilities:
     Bases differences in property
       and equipment.................         $  592
     Installment sales accounting....            246
                                             -------
          Total deferred tax
             liabilities.............            838
                                             -------
Deferred tax assets:
     Allowance for doubtful
       accounts......................            (49)
     Inventory bases differences.....            (85)
     Other...........................            (43)
                                             -------
          Total deferred tax
             assets..................           (177)
                                             -------
Net deferred tax liabilities.........         $  661
                                             =======

     The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                                PERIOD FROM
                                                              OCTOBER 1, 1996
                                            YEAR ENDED            THROUGH
                                        SEPTEMBER 30, 1996     JULY 10, 1997
                                        ------------------    ---------------
Federal income tax expense at the
  statutory rate.....................         $  670              $   551
State income taxes...................             54                   42
Meals and entertainment..............             17                   10
                                             -------          ---------------
                                              $  741              $   603
                                             =======          ===============

8.  EMPLOYEE BENEFIT PLANS

     Uni-Steel has a qualified profit sharing plan covering substantially all employees. Employer contributions to the plan are made at the Board of Directors' discretion. On July 1, 1990, the plan was amended to include a deferred compensation 401(k) provision which allows employees to defer up to 15% of their salaries and provides for employer matching of the first 4%. The total employer contribution and match made to the plan was $290 and $246 for the year ended September 30, 1996, and the period from October 1, 1996 through July 10, 1997, respectively.

9.  COMMITMENTS AND CONTINGENCIES

  STOCK PURCHASE AGREEMENTS

     Uni-Steel has an agreement with certain common stockholders which effectively restricts trading of their common stock. The agreement also requires Uni-Steel to repurchase this stock from certain stockholders who are terminated from employment, becomes totally disabled, or die. The price is determined pursuant to agreements between the parties and is subject to revision annually. In January 1996, Uni-Steel repurchased 1,901 shares from a retired stockholder for $192. At September 30, 1996, there are 2,501 (2.9%) shares of common stock remaining under this agreement. Uni-Steel also has an agreement with Richard A. Singer, an officer and stockholder, which restricts trading of 34,031 shares (39%) of its common stock. The agreement requires Uni-Steel to purchase Mr. Singer's stock in the event of his death, permanent disability or retirement. The purchase price is to be determined pursuant to the agreement and is subject to revision annually. Uni-Steel has committed certain life insurance policies to fund this agreement. Uni-Steel's obligations under this agreement have been guaranteed by its other major shareholder, Yaffe

                                UNI-STEEL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
Iron and Metal Company, Inc. As these shares are subject to mandatory redemption, they have not been classified as a component of permanent equity in the accompanying balance sheet.

  OPERATING LEASES

     Uni-Steel leases warehouse space under an operating lease expiring in October 1998. Minimum future rental payments under this non-cancelable operating lease as of September 30, 1996, are as follows:

1997.................................  $      24
1998.................................         24
1999.................................          2
                                       ---------
                                       $      50
                                       =========

     Following is a summary of rental expense under non-cancelable operating leases:

                                                                PERIOD FROM
                                             FOR THE          OCTOBER 1, 1996
                                            YEAR ENDED            THROUGH
                                        SEPTEMBER 30, 1996     JULY 10, 1997
                                        ------------------    ---------------
Minimum rentals......................         $   24              $    18
Contingent rentals...................            191                  369
                                             -------          ---------------
     Total...........................         $  215              $   387
                                             =======          ===============

     The contingent rentals are based on inventory levels in excess of a specified minimum.

  PURCHASE COMMITMENTS

     During the normal course of business, Uni-Steel enters into commitments to purchase raw materials from steel mills. These commitments are made for purchases of up to nine months into the future. In certain cases, prices paid are calculated at the time the commitment is entered into. In other cases, they are calculated at time of shipment. Uni-Steel estimates outstanding purchase commitments at September 30, 1996 to be approximately $11,500.

10.  RELATED PARTY TRANSACTIONS

     A summary of transactions with Yaffe Iron and Metal Company, Inc., a shareholder of Uni-Steel and other affiliated companies or individuals follows:

                                                                PERIOD FROM
                                                              OCTOBER 1, 1996
                                            YEAR ENDED            THROUGH
                                        SEPTEMBER 30, 1996     JULY 10, 1997
                                        ------------------    ---------------
Sales to related companies...........        $  2,807             $ 2,350
                                        ==================    ===============
Shipping provided by a related
  company (Included in operating and
  delivery expenses in the
  accompanying statements of
  income)............................        $  1,227             $   989
                                        ==================    ===============
Warehouse rent paid to related entity
  under a one-year lease with seven
  one-year options remaining.
  (Included in operating and delivery
  expenses in the accompanying
  statements of income)..............        $    145             $   109
                                        ==================    ===============

                                UNI-STEEL, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

11.  SUBSEQUENT EVENTS

     On July 11, 1997, Metals USA purchased all of the issued and outstanding equity securites of Uni-Steel, through the issuance of common stock and cash pursuant to a definitive merger agreement dated May 1997.

     Concurrent with the merger, Uni-Steel sold certain real property to an affiliated party for $630 and entered into an agreement with the affiliate to lease the real property for an annual lease payment of $115. This lease runs through 2027, and provides for periodic increases in the annual lease payment every five years equal to the cumulative change in the Consumer Price Index.

     The parties to the stock purchase agreements discussed in Note 9 agreed to waive such agreements upon the consumation of the Merger.

     During July 1997, subsequent to the merger, $10,116 of Uni-Steel's debt was repaid with advances from Metals USA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Information required under Part III (Items 10, 11, 12 and 13) has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS

     1.  FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          The Index to the Financial Statements is included on pages 25 and 26 of this report and is incorporated herein by reference.

     2.  FINANCIAL STATEMENT SCHEDULES:

          The schedules are inapplicable or the required information is included in the Company's Consolidated Financial Statements or the Notes thereto.

(B)  REPORTS ON FORM 8-K

          On October 2, 1997, the Company filed a Current Report on Form 8-K (under Item 2), dated September 26, 1997, relating to the acquisitions of Jeffreys, Harvey, Meier and Federal Bronze.

          On November 25, 1997, the Company filed a Current Report on Form 8-K (under Item 2), dated November 25, 1997, relating to the acquisition of Wayne.

          On January 13, 1998, the Company filed a Current Report on Form 8-K (under Item 2), dated January 13, 1998, relating to the acquisitions of Independent and two other companies.

          On March 16, 1998, the Company filed a Current Report on Form 8-K (under Item 2), dated March 16, 1998, relating to the acquisitions of Pacific and two other companies.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 122), which index is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                          METALS USA, INC.

                                          By: /s/ ARTHUR L. FRENCH
                                                  ARTHUR L. FRENCH
                                               CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

           SIGNATURE                                TITLE
           ---------                                -----
     /s/ARTHUR L. FRENCH                  Chairman of the Board; Chief
       ARTHUR L. FRENCH                     Executive Officer and President

    /s/J. MICHAEL KIRKSEY                 Senior Vice President; Chief
      J. MICHAEL KIRKSEY                    Financial Officer and Director
                                            (Chief Accounting Officer)

        STEVEN S. HARTER*                   Director

       ARNOLD W. BRADBURD*                Vice Chairman of the Board and
                                            Director

     MICHAEL E. CHRISTOPHER*              Senior Vice President and Director

           MARK ALPER*                    Director

        A. LEON JEFFREYS*                 Director

      PATRICK S. NOTESTINE*               Director

       RICHARD A. SINGER*                 Director

       LESTER G. PETERSON*                Director

          SIGNATURE                              TITLE
          ---------                              -----
        CRAIG R. DOVEALA*                 Director

        WILLIAM B. EDGE*                  Director

       T. WILLIAM PORTER*                 Director

      RICHARD H. KRISTINIK*               Director

        TOMMY E. KNIGHT*                  Director

  *By: /s/ ARTHUR L. FRENCH               Director
       ARTHUR L. FRENCH
       ATTORNEY-IN-FACT

                               INDEX OF EXHIBITS

        EXHIBIT
        NUMBER                      DESCRIPTION
        ------                      -----------
           3.1       -- Amended and Restated Certificate of
                        Incorporation of Metals USA, Inc.
                        (the "Company"), as amended,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated June 17, 1997.

           3.2       -- Bylaws of the Company, as amended,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated May 7, 1997.

           4.1       -- Form of certificate evidencing
                        ownership of Common Stock of the
                        Company, incorporated by reference to
                        the Company's registration statement
                        on Form S-1, Registration No.
                        333-26601 dated July 9, 1997.

           4.2       -- Indenture, dated February 11, 1998,
                        by and among the Company as issuer
                        and the Guarantors named therein, and
                        U.S. Trust Company of California,
                        N.A., as Trustee regarding the
                        Company's 8 5/8% Senior Subordinated
                        Notes due 2008, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-35575 dated
                        February 20, 1998.

           4.3       -- Purchase Agreement dated February 6,
                        1998 by and among the Company and BT
                        Alex. Brown Incorporated, Bear
                        Stearns & Co., Inc., Donaldson,
                        Lufkin & Jenrette Securities
                        Corporation and NationsBanc
                        Montgomery Securities LLC regarding
                        the Company's 8 5/8% Senior
                        Subordinated Notes due 2008,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated February 20, 1998.

           4.4       -- Registration Rights agreement dated
                        February 6, 1998 by and among the
                        Company and BT Alex. Brown
                        Incorporated, Bear Stearns & Co.,
                        Inc., Donaldson, Lufkin & Jenrette
                        Securities Corporation and
                        NationsBanc Montgomery Securities LLC
                        regarding the Company's 8 5/8% Senior
                        Subordinated Notes due 2008,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated February 20, 1998.

          10.1       -- The Company's 1997 Long-Term
                        Incentive Plan, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated May
                        7, 1997.

          10.2       -- The Company's 1997 Non-Employee
                        Directors' Stock Plan, incorporated
                        by reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated May
                        7, 1997.

          10.3       -- Agreement and Plan of Organization
                        dated as of April 30, 1997, by and
                        among the Company, Affiliated Metals
                        Acquisition Corp., Affiliated Metals
                        Company and the Stockholders named
                        therein, incorporated by reference to
                        the Company's registration statement
                        on Form S-1, Registration No.
                        333-26601 dated May 7, 1997.

          10.4       -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Interstate Steel I
                        Acquisition Corp., Interstate Steel
                        II Acquisition Corp., Interstate
                        Steel III Acquisition Corp.,
                        Interstate Steel IV Acquisition
                        Corp., Interstate Steel Supply
                        Company, Interstate Steel Supply
                        Company of Pittsburgh, Interstate
                        Steel Supply Company of Maryland,
                        Interstate Steel Processing Company
                        and the Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated May 7, 1997.

          10.5       -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Queensboro Steel I
                        Acquisition Corp., Queensboro Steel
                        Corporation and the Stockholders
                        named therein, incorporated by
                        reference to the Company's regis-
                        tration statement on Form S-1,
                        Registration No. 333-26601 dated May
                        7, 1997.

          10.6       -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Southern Alloy
                        Acquisition Corp., Southern Alloy of
                        America, Inc. and the Stockholders
                        named therein, incorporated by
                        reference to the Company's regis-
                        tration statement on Form S-1,
                        Registration No. 333-26601 dated May
                        7, 1997.

        EXHIBIT
        NUMBER                      DESCRIPTION
        ------                      -----------

          10.7       -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Steel Service
                        Systems Acquisition Corp., Steel
                        Service Systems, Inc. and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated May 7, 1997.


          10.8       -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Texas Aluminum I
                        Acquisition Corp., Texas Aluminum II
                        Acquisition Corp., Texas Aluminum III
                        Acquisition Corp., Texas Aluminum IV
                        Acquisition Corp., Texas Aluminum V
                        Acquisition Corp., Texas Aluminum
                        Industries, Inc., Cornerstone Metals
                        Corporation, Cornerstone Building
                        Products, Inc., Cornerstone Aluminum
                        Company, Inc., Cornerstone Patio
                        Concepts, L.L.C. and the Stockholders
                        named therein, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated May
                        7, 1997.

          10.9       -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Uni-Steel
                        Acquisition Corp., Uni-Steel, Inc.
                        and the Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated May 7, 1997.

          10.10      -- Agreement and Plan of Organization
                        dated as of April 30, 1997 by and
                        among the Company, Williams Steel
                        Acquisition Corp., Williams Steel &
                        Supply Co., Inc., and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated May 7, 1997.

          10.11      -- Form of Employment Agreement between
                        the Company and Arthur L. French,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.12      -- Form of Employment Agreement between
                        the Company and J. Michael Kirksey,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.13      -- Form of Employment Agreement between
                        the Company and Stephen R. Baur,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.14      -- Form of Employment Agreement between
                        the Company and John A. Hageman,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.15      -- Form of Employment Agreement between
                        the Company and Terry L. Freeman,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.16      -- Form of Employment Agreement between
                        the Company and Keith E. St. Clair,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.17      -- Form of Founders' Employment
                        Agreement between Interstate Steel
                        Supply Company of Maryland and
                        Interstate Steel Processing Company
                        and Arnold W. Bradburd, incorporated
                        by reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated June
                        17, 1997.

          10.18      -- Form of Founders' Employment
                        Agreement between Steel Service
                        Systems, Inc. and Craig R. Doveala,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated June 17, 1997.

          10.19      -- Form of Founders' Employment
                        Agreement between Southern Alloy of
                        America, Inc. and William Bartley
                        Edge, incorporated by reference to
                        the Company's registration statement
                        on Form S-1, Registration No.
                        333-26601 dated June 17, 1997.

          10.20      -- Form of Founders' Employment
                        Agreement between Queensboro Steel
                        Corporation and Mark Alper,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated June 17, 1997.

          10.21      -- Form of Founders' Employment
                        Agreement between Uni-Steel, Inc. and
                        Richard A. Singer, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated June
                        17, 1997.

        EXHIBIT
        NUMBER                      DESCRIPTION
        ------                      -----------

          10.22      -- Form of Founders' Employment
                        Agreement between Williams Steel &
                        Supply Co., Inc. and Lester G.
                        Peterson, incorporated by reference
                        to the Company's registration
                        statement on Form S-1, Registration
                        No. 333-26601 dated June 17, 1997.

          10.23      -- Form of Founders' Employment
                        Agreement between Texas Aluminum
                        Industries, Inc., Cornerstone Metals
                        Corporation, Cornerstone Building
                        Products, Inc., Cornerstone Aluminum
                        Company, Inc., Cornerstone Patio
                        Concepts, L.L.C. and Michael E.
                        Christopher, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated June
                        17, 1997.

          10.24      -- Form of Founders' Employment
                        Agreement between Affiliated Metals
                        Company and Patrick A. Notestine,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated June 17, 1997.

          10.25      -- Form of Agreement among certain
                        stockholders, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-26601 dated July
                        9, 1997.

          10.26      -- Indemnity Agreement with Notre
                        Capital Ventures II, L.L.C.,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-26601
                        dated July 9, 1997.

          10.27      -- Agreement and Plan of Merger dated
                        September 26, 1997, by and among the
                        Company, HTL Acquisition Corp.,
                        Harvey Titanium, Ltd. and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated November 14, 1997.

          10.28      -- Agreement dated September 26, 1997,
                        by and among the Company, Meier Metal
                        Servicenters, Inc. and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated November 14, 1997.

          10.29      -- Agreement dated September 26, 1997,
                        by and among the Company, Jeffreys
                        Steel Company, Inc. and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated November 14, 1997.

          10.30      -- Form of Employment Agreement between
                        Jeffreys Steel Company, Inc. and Leon
                        Jeffreys, incorporated by reference
                        to the Company's registration
                        statement on Form S-1, Registration
                        No. 333-35575 dated February 20,
                        1998.

          10.31      -- Agreement and Plan of Merger dated
                        December 17, 1997, by and among the
                        Company, IM Acquisition Corp.,
                        Independent Metals Co. Inc., and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated February 20, 1998.

          10.32      -- Amended and Restated Credit Agreement
                        dated February 11, 1998, by and among
                        the Company and The First National
                        Bank of Chicago, as agent,
                        incorporated by reference to the
                        Company's registration statement on
                        Form S-1, Registration No. 333-35575
                        dated February 20, 1998.

          10.33      -- Agreement and Plan of Merger dated as
                        of February 16, 1998, by and among
                        the Company, PMC Acquisition Corp.,
                        Pacific Metal Company and the
                        Stockholders named therein,
                        incorporated by reference to the
                        Company's Form 8-K dated March 16,
                        1998.

          21+        -- List of subsidiaries of the Company

          23.1+      -- Consent of Arthur Andersen LLP

          23.2+      -- Consent of Ernst & Young LLP

          23.3+      -- Consent of McGladrey & Pullen, LLP

          23.4+      -- Consent of Rubin, Brown, Gornstein &
                        Co.

          25         -- Form T-1 Statement of Eligibility of
                        U.S. Trust Company of California,
                        N.A., as trustee, incorporated by
                        reference to the Company's
                        registration statement on Form S-1,
                        Registration No. 333-35575 dated
                        February 20, 1998.

          27+        -- Financial Data Schedule
------------
+ Included with this filing.

                                                                      EXHIBIT 21

                                METALS USA, INC.
                                SUBSIDIARY LIST

     Affiliated Metals Company
     Federal Bronze Alloys Inc.
     Harvey Titanium, Ltd.
     Independent Metals Co., Inc.
     Interstate Steel Supply Company
     Interstate Steel Supply Company of Pittsburg
     Interstate Steel Supply Company of Maryland
     Interstate Steel Processing Company
     Jeffreys Steel Company, Inc.
     Jeffreys Real Estate Corp.
     The Levinson Steel Company
     Mark Metals, Inc.
     Meier Metal Servicenters, Inc.
     Metalmart, Inc.
     Metals USA Management Co., L.P.
     MUSA GP, Inc.
     MUSA LP, Inc.
     Metals USA Services Corporation
     Metals USA Finance Corporation
     National Manufacturing, Inc.
     Pacific Metal Company
     Queensboro Steel Corporation
     Royal Aluminum, Inc.
     R.J. Fabricating, Inc.
     Southern Alloy of America, Inc.
     Steel Service Systems, Inc.
     Texas Aluminum Industries, Inc.
     Cornerstone Metals Corporation
     Cornerstone Building Products, Inc.
     Cornerstone Aluminum Company, Inc.
     Cornerstone Patio Concepts, L.L.C.
     Uni-Steel, Inc.
     Wayne Steel, Inc.
     Western Awning Company, Inc.
     Williams Steel & Supply Co., Inc.
       WSS Transportation, Inc.

                                                                    EXHIBIT 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports included in this Annual Report on Form 10-K, into the Company's previously filed registration statement on Form S-8 (File No. 333-32363).

ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 1998