Form 10-Q
period 1998-03-31
METALS USA INC
filed 1998-05-15
CIK 1038363

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Number of shares of common stock outstanding at May 14, 1998: 35,412,438

                        METALS USA, INC. AND SUBSIDIARIES

            UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                               1998       1997
                                                            --------   --------
Net sales ................................................. $  270.5   $  170.5
Operating costs and expenses:
  Cost of sales ...........................................    208.1      131.1
  Operating and delivery ..................................     25.6       18.2
  Selling, general and administrative .....................     17.7       10.0
  Depreciation and amortization ...........................      3.0        2.2
                                                            --------   --------

Operating income ..........................................     16.1        9.0

Other (income) expense:
  Interest expense ........................................      4.8        1.6
  Other income ............................................     --          (.1)
                                                            --------   --------
Income before income taxes ................................     11.3        7.5
Provision for income taxes ................................      4.6        3.2
                                                            --------   --------
Net income ................................................ $    6.7   $    4.3
                                                            ========   ========
Earnings per share ........................................ $    .21   $    .14
                                                            ========   ========
Earnings per share-- assuming dilution .................... $    .20   $    .14
                                                            ========   ========
Number of common shares used in the per share calculations:
  Earnings per share ......................................     32.5       29.9
                                                            ========   ========
  Earnings per share-- assuming dilution ..................     33.3       29.9
                                                            ========   ========

    The unaudited pro forma combined statements of operations are presented herein because the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included under Part I, Item 1 of the Form 10-Q for the quarterly reporting period ended March 31, 1998. The unaudited pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the companies acquired were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

    The preceding schedule differs from the historical results of operations for the three months ended March 31, 1997 in that it gives effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1997. All of the other companies acquired are included in the unaudited pro forma combined statements of operations exactly as they are in the Company's historical financial statements.

    To the extent the former owners of the companies acquired agreed prospectively to reductions in salary, bonuses and benefits and certain reductions in lease costs (which have been conformed to the amounts stated in the operative lease agreements), these reductions have been reflected in the unaudited pro forma combined statements of operations. The pro forma adjustments are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available. With respect to other potential cost savings, the Company has not and cannot quantify such savings; however, it is anticipated that a portion of such savings will be offset by costs related to additional overhead attributable to the Company's corporate staff and by the costs associated with being a public company. However, because these savings cannot be accurately quantified, they have not been included in the unaudited pro forma combined financial information of the Company.

                                      (i)

                                METALS USA, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheets of Metals  USA,  Inc. and Subsidiaries at
      March 31, 1998 (Unaudited) and December 31, 1997....................   2
    Unaudited  Consolidated  Statements of Operations of Metals USA, Inc.
      and Subsidiaries for the three months ended March 31, 1998 and 1997. 3 Unaudited Consolidated Statements of Cash Flows of Metals USA, Inc.
      and Subsidiaries for the three months ended March 31, 1998 and 1997.   4
    Condensed Notes to Unaudited Consolidated Financial Statements........   5

  Item 2. Management's  Discussion and Analysis of Financial Condition and
            Results of Operations.........................................  12

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings................................................. 16
  Item 5.Other Information................................................. 16
  Item 6.Exhibits and Reports on Form 8-K.................................. 16
  Signatures............................................................... 17

                        METALS USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        March 31,      December 31,
                                                                          1998            1997
                                                                       ------------    ------------
                                                                        (UNAUDITED)
                          ASSETS
Current assets:
  Cash .............................................................   $       11.9    $        7.3
  Accounts receivable, net of allowance of $4.8 and $3.6  ..........          144.4            91.4
  Inventories ......................................................          219.3           153.8
  Prepaid expenses .................................................            2.5             1.8
  Deferred income tax asset ........................................            2.7             1.4
  Other ............................................................            2.4             2.2
                                                                       ------------    ------------
    Total current assets ...........................................          383.2           257.9
Property and equipment, net ........................................          103.3            82.5
Goodwill, net ......................................................          156.8           120.1
Other assets, net ..................................................           13.3             6.5
                                                                       ------------    ------------
    Total assets ...................................................   $      656.6    $      467.0
                                                                       ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................   $       80.2    $       50.9
  Accrued liabilities ..............................................           18.5            12.9
  Current portion of long-term debt ................................            6.5             5.9
  Income taxes payable .............................................            3.4             1.6
                                                                       ------------    ------------
    Total current liabilities ......................................          108.6            71.3
Long-term debt, less current portion ...............................          273.2           167.1
Deferred income tax liability ......................................            7.5             7.0
Other long-term liabilities ........................................            4.9             4.5
                                                                       ------------    ------------
    Total liabilities ..............................................          394.2           249.9
                                                                       ------------    ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par, 5,000,000 shares authorized,
    none issued and outstanding ....................................           --              --
  Common stock, $0.01 par, 53,122,914 shares authorized,
    34,427,736 and 31,461,924 shares issued and
    outstanding, respectively ......................................             .3              .3
  Additional paid-in capital .......................................          222.0           183.2
  Unearned compensation ............................................           (1.7)           (1.5)
  Retained earnings ................................................           41.8            35.1
                                                                       ------------    ------------
    Total stockholders' equity .....................................          262.4           217.1
                                                                       ------------    ------------
    Total liabilities and stockholders' equity .....................   $      656.6    $      467.0
                                                                       ============    ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 1998       1997
                                                               --------   --------
Net sales ..................................................   $  270.5   $   65.1
Operating costs and expenses:
  Cost of sales ............................................      208.1       49.9
  Operating and delivery ...................................       25.6        6.6
  Selling, general and administrative ......................       17.7        6.7
  Depreciation and amortization ............................        3.0         .7
                                                               --------   --------
Operating income ...........................................       16.1        1.2

Other (income) expense:
  Interest expense .........................................        4.8         .4
  Other income .............................................       --          (.1)
                                                               --------   --------
Income before income taxes .................................       11.3         .9
Provision for income taxes .................................        4.6        1.6
                                                               --------   --------
Net income (loss) ..........................................   $    6.7   $    (.7)
                                                               ========   ========
 Earnings per share ........................................   $    .21   $   (.05)
                                                               ========   ========
 Earnings per share-- assuming dilution ....................   $    .20   $   (.05)
                                                               ========   ========
 Number of common shares used in the per share calculations:
   Earnings per share ......................................       32.5       13.0
                                                               ========   ========
   Earnings per share-- assuming dilution ..................       33.3       13.0
                                                               ========   ========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 ------------------
                                                                   1998       1997
                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................   $   6.7    $   (.7)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities --
    Capital contributions attributable to deemed tax
      payments of S Corporations .............................      --           .7
    Provision for bad debts ..................................        .6       --
    Depreciation and amortization ............................       3.0         .7
    Deferred financing costs incurred ........................      (7.0)       (.1)
    Amortization of deferred financing costs .................        .1       --
    Compensation expense-- management shares .................      --          2.8
    Changes in operating assets and liabilities, net of
    business acquisitions--
      Accounts receivable ....................................     (21.1)      (3.5)
      Inventories ............................................      (4.1)       (.3)
      Prepaid expenses and other assets ......................      (1.9)      (1.2)
      Accounts payable and accrued liabilities ...............       7.2        5.8
      Income taxes payable ...................................       1.2         .7
      Other liabilities ......................................        .4        (.6)
    Other operating ..........................................       (.8)        .1
                                                                 -------    -------
        Net cash (used  in) provided by operating
          activities .........................................     (15.7)       4.4
                                                                 -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets ...............................        .3       --
  Purchases of property and equipment ........................      (2.9)      (1.8)
  Purchase of businesses, net of acquired cash ...............     (33.8)      --
                                                                 -------    -------
        Net cash used in investing activities ................     (36.4)      (1.8)
                                                                 -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 8 5/8 % Senior Subordinated Notes ..............     200.0       --
  Net repayments on the Credit Facility ......................    (141.7)      --
  Net repayments on Industrial Revenue Bonds and other
    long-term debt ...........................................      (1.6)      (1.8)
  Other financing ............................................      --          (.2)
                                                                 -------    -------
        Net cash provided by (used in) financing
           activities ........................................      56.7       (2.0)
                                                                 -------    -------
NET INCREASE IN CASH .........................................       4.6         .6
CASH, beginning of period ....................................       7.3        1.7
                                                                 -------    -------
CASH, end of period ..........................................   $  11.9    $   2.3
                                                                 =======    =======

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly fragmented metals processing industry. Prior to its IPO, Metals USA had not conducted any operations relating to the generation of net sales. Concurrent with the consummation of the IPO, Metals USA acquired, in separate merger transactions, eight companies engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through March 31, 1998, the Company has acquired numerous additional companies in similar businesses (See Note 5). Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

  BASIS OF PRESENTATION

    INTERIM FINANCIAL INFORMATION -- The interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. All intercompany transactions and balances have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the annual report to stockholders filed with the Securities and Exchange Commission on Form 10-K ("Form 10-K"). Certain capitalized terms used herein have the same meaning given to them in the Form 10-K.

   USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.   EARNINGS PER SHARE

    The number of shares of common stock used in the computation of Earnings per Share excludes the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The number of shares of common stock used in the computation of Earnings per Share -- Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The computations result from dividing income available to common stockholders by the applicable weighted average number of common shares outstanding during the period.

    Earnings per Share for the three months ended March 31, 1997, was computed using 8,230,011 shares (the aggregate number of shares issued in connection with the acquisition of entities accounted for using the "pooling-of-interests" method of accounting) for periods prior to July 3, 1996 (date of inception), together with the 4,753,414 shares issued in connection with the organization of Metals USA (which includes shares issued to consultants and management prior to the IPO). Shares issued to consultants and management prior to the IPO were considered to be issued and outstanding from the date of inception without regard to the date such shares were actually issued. Earnings per Share for the three months ended March 31, 1998 was computed using the shares issued in connection with the entities acquired subsequent to December 31, 1997 (all of which were accounted for using the "purchase" method of accounting) by including such shares in the Earnings per Share computation only from their respective dates of issuance. Earnings per Share -- Assuming Dilution differs from the Earnings per Share computation due to the potential dilution that could occur if options to acquire common stock were exercised or converted into common stock.

3.  INVENTORIES

    Inventories consist of the following:

                                                      MARCH 31,  DECEMBER 31,
                                                         1998       1997
                                                        ------     ------
                                                      (UNAUDITED)
Raw materials --
  Structural steel .................................    $ 27.2     $  8.4
  Flat-rolled steel ................................      66.3       39.0
  Specialty metals .................................      43.5       22.0
  Aluminum products ................................       9.6       17.6
  Other ............................................        .1        1.9
                                                        ------     ------
   Total raw materials .............................     146.7       88.9
                                                        ------     ------
Work-in-process and finished goods--
  Structural steel .................................      32.6       35.8
  Flat-rolled steel ................................      11.0       19.2
  Specialty metals .................................       9.5        5.1
  Aluminum products ................................      21.2        6.7
                                                        ------     ------
   Total work-in-process and finished goods ........      74.3       66.8
                                                        ------     ------
Less-- LIFO reserve ................................      (1.7)      (1.9)
                                                        ------     ------
                                                        $219.3     $153.8
                                                        ======     ======

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                          ------       ------
                                                       (UNAUDITED)
8 5/8 % Senior Subordinated Notes ..................      $200.0       $ --
Borrowings under the Credit Facility ...............        50.9        144.8
Various issues of Industrial Revenue Bonds .........        21.5         21.6
Obligations under capital leases and other .........         7.3          6.6
                                                          ------       ------
                                                           279.7        173.0
Less - Current portion .............................        (6.5)        (5.9)
                                                          ------       ------
                                                          $273.2       $167.1
                                                          ======       ======

    The Company entered into an amended and restated five-year revolving Credit Facility which provides for borrowings of up to $300.0 on February 11, 1998. Additionally, on February 11, 1998, the Company completed the sale of $200.0 aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 and received $194.5 of net cash proceeds (before estimated expenses of $.8) therefrom. The Company used $179.3 of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998.

    The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at redemption rates stated in the indenture governing the Notes (the "Indenture") together with accrued and unpaid interest to the date of redemption. Notwithstanding the foregoing, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of the common stock of the Company, at a redemption price equal to 108.625% of the principal amount thereof, plus accrued and unpaid interest to the date of such redemption; provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding immediately after such redemption. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company filed a registration statement with the Securities and Exchange Commission on April 9, 1998, under cover of Form S-4 (the "Exchange Offer Registration Statement") relating to an exchange offer for the Notes under the Securities Act of 1933, as amended. The Company has agreed, for the benefit of all holders of the Notes, that it will use its best efforts to cause the Exchange Offer Registration Statement declared effective within 150 days after the issuance of the Notes.

    The Credit Facility matures on February 11, 2003, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. At March 31, 1998, $249.1 was available to the Company under the Credit Facility. The Credit Facility is used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). As of May 8, 1998, the Company had outstanding borrowings of $79.4 and $220.6 available for use under the Credit Facility.


5.  ACQUISITIONS

    During the three months ended March 31, 1998, the Company acquired the following metal processing companies: Independent Metals Co., Inc. ("Independent"), Pacific Metal Company ("Pacific"), National Manufacturing, Inc. ("National"), Western Awning Company, Inc. ("Western"), Mark Metals, Inc. and Metalmart, Inc. (collectively "Metalmart"), The Levinson Steel Company ("Levinson"), Concord Metals Corporation ("Concord"), and the assets of Seaboard Steel and Iron Corporation ("Seaboard"). These acquisitions were accounted for using the "purchase" method of accounting. The aggregate consideration paid by Metals to acquire these companies was approximately $40.7 in cash and 2,965,812 shares of common stock (excluding assumed indebtedness of approximately $47.4).

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following summarized unaudited pro forma financial information assumes the acquisition of the Founding Companies, the Subsequent Acquisitions and the issuance of the Notes occurred on January 1, 1997. The pro forma decrease in earnings resulting from the issuance of the Notes was approximately $0.02 per share for both periods presented.


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                                 (UNAUDITED)
Net sales .................................................   $ 315.5   $ 275.2
Operating costs and expenses:
  Cost of sales ...........................................     240.5     211.1
  Operating and delivery ..................................      29.8      26.6
  Selling, general and administrative .....................      21.6      18.6
  Depreciation and amortization ...........................       2.2       2.5
                                                              -------   -------
Operating income ..........................................      21.4      16.4

Other (income) expense:
  Interest expense ........................................       6.7       5.5
  Other ...................................................        .3       (.2)
                                                              -------   -------
Income before income taxes ................................      14.4      11.1
Provision for income taxes ................................       5.4       4.4
                                                              -------   -------
Net income ................................................   $   9.0   $   6.7
                                                              =======   =======
Earnings per share ........................................   $   .26   $   .19
                                                              =======   =======
Earnings per share-- assuming dilution ....................   $   .26   $   .19
                                                              =======   =======
Number of common shares used in the per share calculations:
  Earnings per share ......................................      34.5      34.5
                                                              =======   =======
  Earnings per share-- assuming dilution ..................      35.2      34.5
                                                              =======   =======

    The preceding unaudited pro forma amounts reflect the results of operations for Metals USA, the Founding Companies and the other acquisitions completed through March 31, 1998, assuming the transactions were completed on January 1, 1997. Additionally, the amounts shown in the table reflect (a) the reduction in certain related party rental and lease expenses which has been agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have agreed to prospectively and the reversal of the non-cash compensation charge related to the issuance of common stock to management of and consultants to Metals USA in 1997, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the companies acquired over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment;
(d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the companies acquired, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1997; (f) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1997; (g) certain other nonrecurring expenses with respect to the companies acquired,

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies; (h) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility, net of the repayment of outstanding indebtedness of the Company and (i) the incremental provision for federal and state income taxes for all entities being combined.

6. SUPPLEMENTAL INFORMATION

  SUPPLEMENTAL CASH FLOW INFORMATION
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             -----------------
                                                             1998         1997
                                                             -----       -----
                                                                 (UNAUDITED)
Supplemental cash flow information:
  Cash paid for interest .................................   $ 2.6       $  .4
  Cash paid for income taxes .............................     2.8          .2

Non-cash investing and financing activities:
  Purchase of businesses for stock .......................    38.6        --

  COMPENSATION CHARGE

    During the three months ended March 31, 1997, the Company sold an aggregate of 309,500 shares of common stock to management and consultants to the Company for $0.01 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $2.8 representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined.

7.  COMMITMENTS AND CONTINGENCIES

    Subsidiaries of the Company are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

8.  SUBSEQUENT EVENTS

    On March 23, 1998, the Company announced that it agreed to make an offer for all of the issued and outstanding common shares of Ideal Metal Inc. ("Ideal") at a cash price of CAN$5.25 per share. Another company made a competing offer and on April 28, 1998, the Company received the agreed compensatory fee of U.S.$1.7 (CAN$2.5) from Ideal as a result of the competing offer.

    Subsequent to March 31, 1998, the Company acquired the following metal processing companies: Industrial Metals, Inc. ("Industrial"), Sierra Pacific Steel, Inc. ("Sierra") and Fullerton Industries, Inc. ("Fullerton"). These acquisitions will be accounted for using the "purchase" method of accounting. The aggregate consideration paid by the Company to acquire these companies was approximately $16.5 in cash and 984,702 shares of common stock (excluding assumed indebtedness of approximately $12.0).

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    On April 20, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under cover of Form S-1 (the "Shelf Registration Statement") relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. The Shelf Registration Statement was declared effective on April 22, 1998.

    On May 4, 1998, the Company and Krohn Steel Service Center, Inc. ("Krohn Steel") announced the signing of a definitive agreement for the acquisition of Krohn Steel. This acquisition will be accounted for as a "pooling-of interests;" however, the closing of the transaction is contingent upon the receipt of the necessary approvals from the Federal Trade Commission. The Company will not restate any of its historical financial statements with respect to this acquisition until such time as the necessary approvals are obtained.

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

    The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the Company's audited consolidated financial statements contained in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

    The following historical financial information reflects the historical financial statements of Metals USA restated for the effects of the business combinations with Jeffreys and Wayne accounted for as "poolings-of-interests" and the remaining Acquired Companies from their respective acquisition dates.

                                              THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------
                                             1998      %       1997       %
                                            ------   ------   ------   ------
                                            (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ...............................   $270.5    100.0%  $ 65.1    100.0%
  Cost of sales .........................    208.1     76.9%    49.9     76.7%
  Operating and delivery ................     25.6      9.5%     6.6     10.1%
  Selling, general and administrative ...     17.7      6.5%     6.7     10.3%
  Depreciation and amortization .........      3.0      1.1%      .7      1.1%
                                            ------   ------   ------   ------
Operating income ........................     16.1      6.0%     1.2      1.8%
  Interest expense ......................      4.8      1.8%      .4       .6%
  Other income ..........................     --        --%      (.1)     (.2%)
                                            ------   ------   ------   ------
Income before income taxes ..............   $ 11.3      4.2%  $   .9      1.4%
                                            ======   ======   ======   ======

  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

    NET SALES. Net sales increased $205.4 million, or 315.5%, from $65.1 million for the three months ended March 31, 1997 to $270.5 million for the three months ended March 31, 1998. The increase in net sales was principally due to acquisitions completed during 1997. The purchase acquisitions completed in first quarter of 1998 did not have a significant impact on net sales or results of operations for the three months ended March 31, 1998.

    COST OF SALES. Cost of sales increased $158.2 million, or 317.0%, from $49.9 million for the three months ended March 31, 1997, to $208.1 million for the three months ended March 31, 1998. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales increased from 76.7% for the three months ended March 31, 1997 to 76.9% for the three months ended March 31, 1998. This percentage increase was due to higher cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $19.0 million, or 287.9%, from $6.6 million for the three months ended March 31,

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997 to $25.6 million for the three months ended March 31, 1998. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 10.1% for the three months ended March 31, 1997 to 9.5% for the three months ended March 31, 1998. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $11.0 million, or 164.2%, from $6.7 million for the three months ended March 31, 1997 to $17.7 million for the three months ended March 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, to increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses decreased from 10.3% for the three months ended March 31, 1997 to 6.5% for the three months ended March 31, 1998. This percentage decrease was primarily due to the non-recurring non-cash Compensation Charge of $2.8 million the Company incurred in connection with the sale of common stock to consultants and members of management during the three months ended March 31, 1997.

    OPERATING INCOME. Operating income increased $14.9 million, from $1.2 million for the three months ended March 31, 1997 to $16.1 million for the three months ended March 31, 1998. The increase in operating income was attributable to the factors discussed above. As a percentage of net sales, operating income increased from 1.8% for the three months ended March 31, 1997 to 6.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the non-recurring non-cash Compensation Charge described above, partially offset by higher cost of raw materials during the three months ended March 31, 1998.

    INTEREST EXPENSE. Interest expense increased $4.4 million, from $0.4 million for the three months ended March 31, 1997 to $4.8 million for the three months ended March 31, 1998. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with the acquisitions completed by the Company on July 11, 1997 and periods thereafter.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit), the non-deductibility of the Compensation Charge and the amortization of goodwill attributable to certain acquisitions.

  FINANCIAL CONDITION AND FINANCING AND INVESTING ACTIVITIES

    The Company used $15.7 million in net cash for operating activities and generated $4.4 million in net cash from operating activities for the three months ended March 31, 1998 and 1997, respectively. Net cash used for investing activities was $36.4 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively. The principal use of cash during the three months ended March 31, 1998 was to fund the cash portion of the acquisition cost for the Subsequent Acquisitions and the repayment of a portion of the indebtedness assumed in the acquisitions. Net cash provided by financing activities was $56.7 million and net cash used in financing activities was $2.0 million for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the cash provided by financing activities consisted primarily of the net proceeds from the sale of the Notes of $193.7 million offset by net repayments on the Credit Facility. At December 31, 1997, the Company had cash of $7.3 million, working capital of $186.6 million and total debt of $173.0 million. At March 31, 1998, the Company had cash of $11.9 million, working capital of $274.6 million and total debt of $279.7 million. As of May 14, 1998, the Company had outstanding borrowings of $78.4 million and $221.6 million available for use under the Credit Facility.

    The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

several years. The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the next several years. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends.

    INVESTING ACTIVITIES

    Following December 31, 1997, the Company acquired the following metal processing companies: Independent, Pacific, National, Western, Metalmart, Levinson, Seaboard, Sierra, Industrial, Fullerton and Concord. These acquisitions were accounted for using the "purchase" method of accounting. Collectively, the Company paid a total of $57.2 million in cash and issued 3,950,514 shares of common stock in connection with these acquisitions. Additionally, the Company assumed approximately $59.4 million of existing indebtedness of these companies.

    The Company intends to continue to actively pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, borrowings, including use of amounts available under the Credit Facility, and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

    On April 20, 1998, the Company filed the Shelf Registration Statement relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. The Shelf Registration Statement was declared effective on April 22, 1998.

    On May 4, 1998, the Company and Krohn Steel announced the signing of a definitive agreement for the acquisition of Krohn Steel. This acquisition will be accounted for as a "pooling-of interests;" however, the closing of the transaction is contingent upon the receipt of the necessary approvals from the Federal Trade Commission.

    FINANCING ACTIVITIES

    During the three months ended March 31, 1998, the Company completed two significant financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included a private offering of $200.0 million aggregate principal amount of the Company's 8 5/8% Senior Subordinated Notes due 2008 and the establishment of a $300.0 million revolving credit facility with a group of commercial banks.

    Concurrent with the IPO, the Company obtained the Original Credit Facility which was used to fund acquisitions, refinance certain indebtedness of the acquired companies and for general corporate and working capital requirements. In January 1998, the Company obtained a $50.0 Interim Credit Facility to meet its acquisition related cash requirements pending the completion of an extension and modification of the Original Credit Facility to provide for up to $300.0 million of borrowing availability. The closing of the amended and restated Credit Facility on February 11, 1998 stipulated the termination of the Interim Credit Facility. The Credit Facility matures in February 2003 and will be used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. The Credit Facility requires the Company to comply with various affirmative and negative covenants as described in Note 4 to the Condensed Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On February 11, 1998, the Company received $194.5 million of net cash proceeds (before estimated expenses of $.8 million) from the sale of the Notes. The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain various affirmative and negative covenants as described in Note 4 to the Condensed Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company used $179.3 million of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998.

  RECENT DEVELOPMENTS

    On March 23, 1998, the Company announced that it agreed to make an offer for all of the issued and outstanding common shares of Ideal Metal Inc. ("Ideal") at a cash price of CAN$5.25 per share. On April 16, 1998, Atlas Alloys Inc. ("Atlas"), a wholly-owned subsidiary of Rio Algom Limited, announced an offer and acceptance by the majority shareholder of Ideal to acquire all of the issued and outstanding shares of Ideal for CAN$5.75 per share. Under the Atlas agreement, the majority shareholder has irrevocably deposited its shares, unless a competing offer is made for Ideal's common shares at a price of CAN$6.25 or more per share and Atlas does not subsequently increase its offer to match or exceed such price. On April 17, 1998, the Company announced that it would not increase its bid for Ideal and on April 28, 1998, received the agreed compensatory fee of U.S.$1.7 million (CAN$2.5 million) as a result of the competing offer.

                                METALS USA, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.

ITEM 5.  OTHER INFORMATION

    Following March 31, 1998, the Company acquired the following metal processing companies: Industrial, Sierra, and Fullerton. These acquisitions will be accounted for using the "purchase" method of accounting.

    On May 4, 1998, the Company and Krohn Steel announced the signing of a definitive agreement for the acquisition of Krohn Steel. This acquisition will be accounted for as a "pooling-of interests;" however, the closing of the transaction is contingent upon the receipt of the necessary approvals from the Federal Trade Commission and completion of other administrative matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

      21   List of Subsidiaries of the Company
      27   Financial Data Schedule

    B.  REPORTS ON FORM 8-K:

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


                                                 METALS USA, INC.




Date:  May 15, 1998                  By: /S/     J. MICHAEL KIRKSEY
                                                 J. Michael Kirksey
                                     Senior Vice President and Chief Financial
                                     Officer