Form 10-Q
period 1998-06-30
METALS USA INC
filed 1998-08-14
CIK 1038363

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                               ------------------

      Registrant's telephone number, including area code: (713) 965-0990

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


 Number of shares of common stock outstanding at August 14, 1998: 37,955,256

                      METALS USA, INC. AND SUBSIDIARIES

            UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                            ---------------------------------------
                                              1998       1997       1998       1997
                                            --------   -------    -------    -------
Net sales ...............................   $ 377.2    $ 186.7    $ 655.7   $ 364.1
Operating costs and expenses:
  Cost of sales .........................     289.3      144.4     503.9      281.1
  Operating and delivery ................      34.2       19.4      60.2       37.9
  Selling, general and administrative ...      24.7       10.2      42.8       20.4
  Depreciation and amortization .........       3.7        2.1       6.7        4.3
                                            -------    -------   -------    -------
Operating income ........................      25.3       10.6      42.1       20.4

Other (income) expense:
  Interest expense ......................       6.2        1.7      11.0        3.5
  Other (income) expense, net ...........      (1.6)        .1      (1.7)       (.1)
                                            -------    -------   -------    -------
Income before income taxes ..............      20.7        8.8      32.8       17.0
Provision for income taxes ..............       8.5        3.8      13.4        7.2
                                            -------    -------   -------    -------
Net income ..............................    $ 12.2      $ 5.0    $ 19.4      $ 9.8
                                            =======    =======   =======    =======

Earnings per share ......................     $ .33      $ .16     $ .55      $ .31
                                            =======    =======   =======    =======

Earnings per share -- assuming dilution .    $ .32       $ .16     $ .54      $ .31
                                           =======     =======   =======    =======

Number of common shares used in the
 per share calculations:
  Earnings per share ....................     36.7       31.2      35.2       31.2
                                           =======    =======   =======    =======

  Earnings per share -- assuming dilution     37.6       31.2      36.0       31.2
                                           =======    =======   =======    =======

    The unaudited pro forma combined statements of operations are presented herein because the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included under Part I, Item 1 of the Form 10-Q for the quarterly reporting period ended June 30, 1998. The preceding schedule differs from the historical results of operations for the three and six months ended June 30, 1997 in that it gives effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1997. All of the other companies acquired are included in the unaudited pro forma combined statements of operations exactly as they are in the Company's historical financial statements. The unaudited pro forma combined statements of operations for the 1997 periods do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on the dates indicated below and are not necessarily representative of the Company's results of operations for any future period. Since the companies acquired were not under common control or management, the unaudited pro forma combined results for the 1997 periods may not be comparable to, or indicative of, future performance. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

    To the extent the former owners of the companies acquired agreed prospectively to reductions in salary, bonuses and benefits and certain reductions in lease costs (which have been conformed to the amounts stated in the operative lease agreements), these reductions have been reflected in the unaudited pro forma combined statements of operations. The foregoing pro forma adjustments, together with certain other pro forma adjustments, are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available. With respect to other potential cost savings, the Company has not and cannot quantify such savings; however, it is anticipated that a portion of such savings will be offset by costs related to additional overhead attributable to the Company's corporate staff and by the costs associated with being a public company. However, because these savings cannot be accurately quantified, they have not been included in the unaudited pro forma combined financial information of the Company.

                                      (i)

                               METALS USA, INC.

                                    INDEX


PART I. - FINANCIAL INFORMATION                                  PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheets of Metals
     USA, Inc. and Subsidiaries at
     June 30, 1998 (Unaudited)
     and December 31, 1997 .....................................   2

    Unaudited Consolidated Statements
      of Operations of Metals USA, Inc.
      and Subsidiaries for the three
      and six months ended June 30, 1998 and 1997 ..............   3

    Unaudited Consolidated Statements of
      Cash Flows of Metals USA, Inc. and
      Subsidiaries for the six months ended
      June 30, 1998 and 1997 ...................................   4

    Condensed Notes to Unaudited Consolidated
      Financial Statements .....................................   5

  Item 2. Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations ...............................  12

PART II. - OTHER INFORMATION

  Item 1. Legal Proceedings ....................................  18
  Item 4. Submission of Matters to a Vote of Security Holders ..  18
  Item 5. Other Information ....................................  18
  Item 6. Exhibits and Reports on Form 8-K .....................  18
  Signatures ...................................................  19

                       METALS USA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             JUNE 30,       DECEMBER 31,
                                                               1998            1997
                                                           -----------    --------------
                                                                     (UNAUDITED)
                          ASSETS
Current assets:
  Cash ..................................................   $   19.7         $    7.3
  Accounts receivable, net of allowance of $6.0 and $3.6       188.2             95.1
  Inventories ...........................................      275.4            159.4
  Prepaid expenses and other ............................        8.8              5.6
                                                            --------         --------
    Total current assets ................................      492.1            267.4
Property and equipment, net .............................      134.9             86.5
Goodwill, net ...........................................      212.0            120.1
Other assets, net .......................................       21.8              6.6
                                                            --------         --------
    Total assets ........................................   $  860.8         $  480.6
                                                            ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................   $  104.1         $   52.5
  Accrued liabilities ...................................       29.2             13.1
  Current portion of long-term debt .....................        7.9              7.2
  Income taxes payable ..................................        2.2              1.6
                                                            --------         --------
    Total current liabilities ...........................      143.4             74.4
Long-term debt, less current portion ....................      387.8            167.1
Deferred income tax liability ...........................        8.1              8.1
Other long-term liabilities .............................        8.4              4.5
                                                            --------         --------
    Total liabilities ...................................      547.7            254.1
                                                            --------         --------
Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    none issued and outstanding .........................     --               --
  Common stock, $.01 par, 203,122,914 shares authorized,
    37,813,195 and 32,680,226 shares issued and
    outstanding, respectively ...........................         .4               .3
  Additional paid-in capital ............................      251.7            184.6
  Unearned compensation .................................       (1.5)            (1.5)
  Retained earnings .....................................       62.5             43.1
                                                            --------         --------
    Total stockholders' equity ..........................      313.1            226.5
                                                            --------         --------
    Total liabilities and stockholders' equity ..........   $  860.8         $  480.6
                                                            ========         ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                           --------------------   ------------------
                                               1998       1997      1998       1997
                                              ------     ------    -------    ------
Net sales ................................   $ 377.2    $  73.1   $ 655.7    $ 145.1
Operating costs and expenses:
  Cost of sales ..........................     289.3       57.0     503.9      112.5
  Operating and delivery .................      34.2        7.0      60.2       13.9
  Selling, general and administrative ....      24.7        7.8      42.8       15.0
  Depreciation and amortization ..........       3.7         .7       6.7        1.4
                                             -------    -------   -------    -------
Operating income .........................      25.3         .6      42.1        2.3

Other (income) expense:
  Interest expense .......................       6.2         .4      11.0         .8
  Other income, net ......................      (1.6)       (.1)     (1.7)       (.2)
                                             -------    -------   -------    -------
Income before income taxes ...............      20.7         .3      32.8        1.7
Provision for income taxes ...............       8.5        1.7      13.4        3.5
                                             -------    -------   -------    -------
Net income (loss) ........................   $  12.2    $  (1.4)  $  19.4    $  (1.8)
                                             =======    =======   =======    =======

 Earnings per share ......................   $   .33    $  (.10)  $   .55    $  (.13)
                                             =======    =======   =======    =======

 Earnings per share -- assuming dilution .   $   .32    $  (.10)  $   .54    $  (.13)
                                             =======    =======   =======    =======

 Number of common shares used in the
  per share calculations:
   Earnings per share ....................      36.7       14.2      35.2       14.2
                                             =======    =======   =======    =======

   Earnings per share -- assuming dilution      37.6       14.2      36.0       14.2
                                             =======    =======   =======    =======


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              --------------------
                                                                  1998      1997
                                                                -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................   $ 19.4    $ (1.8)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities --
    Capital contributions attributable to deemed tax
      payments of S Corporations ............................       .3       2.1
    Provision for bad debts .................................      1.1        .4
    Depreciation and amortization ...........................      6.7       1.4
    Amortization of deferred financing costs ................       .4      --
    Compensation expense-- management shares ................     --         6.0
    Changes in operating assets and liabilities, net of
      business acquisitions--
      Accounts receivable ...................................    (23.9)     (3.1)
      Inventories ...........................................    (13.9)      1.8
      Prepaid expenses and other assets .....................     (7.7)     (4.2)
      Accounts payable and accrued liabilities ..............      7.6       3.9
      Income taxes payable ..................................     (1.7)       .3
      Other liabilities .....................................      1.1       3.8
    Other operating .........................................      (.3)       .2
                                                                ------    ------
        Net cash (used in) provided by
          operating activities ..............................    (10.9)     10.8
                                                                ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .......................     (8.1)     (8.0)
  Purchase of businesses, net of acquired cash ..............    (86.0)     --
                                                                ------    ------
        Net cash used in investing activities ...............    (94.1)     (8.0)
                                                                ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to stockholders .............................     (3.1)     (3.3)
  Issuance of 8 5/8 % Senior Subordinated Notes .............    200.0      --
  Net repayments on the Credit Facility .....................    (75.3)     --
  Net borrowings on Industrial Revenue Bonds and other
    long-term debt ..........................................      3.3       3.7
  Deferred financing costs incurred .........................     (7.2)      (.1)
  Other financing ...........................................      (.3)       .6
                                                                ------    ------
        Net cash provided by financing activities ...........    117.4        .9
                                                                ------    ------

NET INCREASE IN CASH ........................................     12.4       3.7
CASH, beginning of period ...................................      7.3       2.4
                                                                ------    ------
CASH, end of period  ........................................  $  19.7    $  6.1
                                                                ======    ======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly fragmented metals processing industry. Prior to its IPO, Metals USA had not conducted any operations relating to the generation of net sales. Concurrent with the consummation of the IPO, Metals USA acquired, in separate merger transactions, eight companies engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through June 30, 1998, Metals USA has acquired numerous additional companies in similar businesses (See
Note 5). Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

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

    The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the annual report to stockholders filed with the Securities and Exchange Commission on Form 10-K ("Form 10-K"). Any capitalized terms used but not specifically defined herein have the same meaning given to them in the Form 10-K. As discussed in the following paragraph, during the second quarter of 1998, the Company completed an acquisition accounted for as a "pooling-of-interests" transaction. Accordingly, the Company's historical consolidated financial statements have been restated to reflect the results of operations, cash flows and financial position of the acquired entity as if the acquisition occurred on January 1, 1995. The restated financial statements are labeled as "Supplemental" and are contained in the Company's Registration Statement on Form S-4, Amendment No. 1 (Registration No. 333-49823), filed with the Securities and Exchange Commission on July 7, 1998.

    RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS -- During the third and fourth quarters of 1997, Metals USA completed the acquisition of all the capital stock of Jeffreys Steel Company, Inc. ("Jeffreys") and Wayne Steel, Inc. ("Wayne") in business combinations accounted for as "poolings-of-interests" transactions in accordance with the requirements of APB No. 16. On May 29, 1998, Metals USA completed the acquisition of all the capital stock of Krohn Steel Service Center, Inc. ("Krohn") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. For the three months ended June 30, 1997, the aggregate pre-acquisition net sales and net income for Jeffreys, Wayne and Krohn were $73.1 and $1.8, respectively. For the six months ended June 30, 1997, the aggregate pre-acquisition net sales and net income for Jeffreys, Wayne and Krohn were $145.1 and $4.2, respectively. For the three months ended June 30, 1998, the aggregate pre-acquisition net sales and net income for Krohn were $5.4 and $.5, respectively. For the six months ended June 30, 1998, the aggregate pre-acquisition net sales and net income for Krohn were $13.5 and $.9, respectively.

                        METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


    The following table summarizes the restated consolidated net sales, net loss and per share data of the Company after giving effect to the acquisitions of Jeffreys, Wayne and Krohn:

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30, 1997            JUNE 30, 1997
                                           -----------------------    ---------------------
                                           NET SALES     NET LOSS     NET SALES     NET LOSS
                                          -----------   ----------   -----------   ----------
Net sales and net loss --
  As previously  reported in the
    Company's Form 10-Q for the
    quarterly period ended June .........   $ --          $ (3.2)       $ --         $ (6.0)
    30, 1997
  Acquisitions accounted for as
     "poolings-of-interests" ............     73.1           1.8         145.1          4.2
                                            ------        ------        ------       ------
      As restated .......................   $ 73.1        $ (1.4)       $145.1       $ (1.8)
                                            ======        ======        ======       ======

Earnings per share --
  As previously  reported in the
    Company's Form 10-Q for the
    quarterly period ended June
    30, 1997 ............................                 $ (.67)                    $(1.26)
  Acquisitions accounted for as
     "poolings-of-interests" ............                    .57                       1.13
                                                          ------                     ------
      As restated .......................                 $ (.10)                    $ (.13)
                                                          ======                     ======

Earnings per share -- assuming
 dilution --
  As previously reported in the
    Company's Form 10-Q for the
    quarterly period ended June
    30, 1997 ...........................                  $ (.67)                    $(1.26)
  Acquisitions accounted for as
    "poolings-of-interests".............                     .57                       1.13
                                                         -------                    -------
      As restated.......................                  $ (.10)                   $  (.13)
                                                         =======                    =======

    USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)



2.   EARNINGS PER SHARE

    The number of shares of common stock used in the computation of Earnings per Share excludes the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The number of shares of common stock used in the computation of Earnings per Share -- Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock after taking into account the methodologies prescribed by SFAS No. 128. In the event the conversion of common stock equivalents is anti-dilutive, such shares are not included. The computations result from dividing income available to common stockholders by the applicable weighted average number of common shares outstanding during the period.

    The number of shares used in the per share calculations consist of the following:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                      ----------------------   -----------------
                                          1998       1997       1998      1997
                                        -------    -------     ------    ------
                                               (IN MILLIONS)
Number of shares used in
   computing earnings per
   share (weighted-average
   shares) .........................       36.7       14.2       35.2       14.2
Effect of dilutive securities:
  Stock options ....................         .8       --           .8       --
  Convertible securities ...........         .1       --         --         --
                                       --------   --------   --------   --------
Number of shares used in
   computing earnings per
   share -- assuming dilution ......       37.6       14.2       36.0       14.2
                                       ========   ========   ========   ========


3.  INVENTORIES

    Inventories consist of the following:


                                                       JUNE 30,    DECEMEBER 31,
                                                         1998           1997
                                                    -------------  -------------
                                                      (UNAUDITED)
Raw materials --
  Structural steel  ................................. $   49.3       $    8.4
  Flat-rolled steel  ................................     60.6           44.8
  Specialty metals  .................................     67.6           22.0
  Aluminum products  ................................     17.0           17.6
  Other  ............................................      4.8            1.7
                                                      --------       --------
   Total raw materials  .............................    199.3           94.5
                                                      --------       --------
Work-in-process and finished goods--
  Structural steel  .................................     45.2           35.8
  Flat-rolled steel  ................................     16.8           19.2
  Specialty metals  .................................      7.1            5.1
  Aluminum products  ................................      8.3            6.7
                                                      --------       --------
   Total work-in-process and finished goods  ........     77.4           66.8
                                                      --------       --------
Less-- LIFO reserve  ................................     (1.3)          (1.9)
                                                      --------       --------
   Total  ........................................... $  275.4       $  159.4
                                                      ========       ========

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  LONG-TERM DEBT

    Long-term debt consists of the following:


                                                       JUNE 30,  DECEMBER 31,
                                                         1998        1997
                                                      ---------- -----------
                                                      (UNAUDITED)

8 5/8 % Senior Subordinated Notes  .................. $  200.0      $  --
Borrowings under the Credit Facility  ...............    153.1         144.8
Various issues of Industrial Revenue Bonds  .........     27.0          21.6
Obligations under capital leases and other  .........     15.6           7.9
                                                      --------      --------
                                                         395.7         174.3
Less - Current portion  .............................     (7.9)         (7.2)
                                                      --------      --------
                                                      $  387.8      $  167.1
                                                      ========      ========

    On February 11, 1998, the Company entered into an amended and restated five-year revolving Credit Facility which provides for borrowings of up to $300.0. Additionally, on February 11, 1998, the Company completed the sale of $200.0 aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 and received $194.5 of net cash proceeds (before expenses of $1.0) therefrom. The Company used $179.3 of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility.

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

    The Credit Facility matures on February 11, 2003, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to .35% is payable on any unused portion of the Credit Facility. The Credit Facility is used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). At June 30, 1998, $146.9 was available to the Company under the Credit Facility. Subsequent to June 30, 1998, the Company has increased its borrowing under the Credit Facility to fund acquisitions (See Note 8). As of August 10, 1998, the Company had outstanding borrowings of $255.0 and $45.0 available for use under the Credit Facility.

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.  ACQUISITIONS

    During the six months ended June 30, 1998, the Company acquired the following metal processing companies: Independent Metals Co., Inc. ("Independent"), Pacific Metal Company ("Pacific"), National Manufacturing, Inc. ("National"), Western Awning Company, Inc. ("Western"), Mark Metals, Inc. and Metalmart, Inc. (collectively "Metalmart"), The Levinson Steel Company ("Levinson"), Concord Metals Corporation ("Concord"), Industrial Metals, Inc. ("Industrial"), Sierra Pacific Steel, Inc. ("Sierra"), Fullerton Industries, Inc. ("Fullerton"), Faitoute Steel Company, Inc. ("Faitoute"), Krohn, Steel Manufacturing and Warehouse Company ("Steel Manufacturing"), Wilkof-Morris Steel Corporation ("Wilkof"), Forest Manufacturing, Inc. ("Forest"), LaserPro Inc. ("LaserPro"), Aluminum Building Systems, Inc. ("ABS"), Valley Aluminum Co. ("Valley"), Flagg Steel Co. ("Flagg"), GSBC, Inc. (dba Geneva Steel Blanking) ("Geneva") and the assets of Seaboard Steel and Iron Corporation ("Seaboard"). With the exception of Krohn, these acquisitions were accounted for using the "purchase" method of accounting. The aggregate consideration paid by Metals USA to acquire these companies was approximately $93.7 in cash, 6,351,254 shares of common stock and the issuance of notes of approximately $3.7 (excluding assumed indebtedness of approximately $87.4).

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following summarized unaudited pro forma financial information assumes the acquisition of the companies acquired through June 30, 1998 and the issuance of the Notes occurred on January 1, 1997. The pro forma decrease in earnings resulting from the issuance of the Notes was approximately $.04 per share for both periods presented.

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         -------------------
                                                           1998      1997
                                                         --------- ---------
                                                            (UNAUDITED)
 Net sales  ...........................................  $ 817.3   $ 725.3
 Operating costs and expenses:
   Cost of sales  .....................................    626.3     559.6
   Operating and delivery  ............................     75.4      68.4
   Selling, general and administrative  ...............     53.0      45.8
   Depreciation and amortization  .....................      9.0       9.0
                                                         -------   -------
 Operating income  ....................................     53.6      42.5

 Other (income) expense:
   Interest expense  ..................................     15.1      13.5
   Other income, net  .................................     (1.3)      (.6)
                                                         -------   -------
 Income before income taxes  ..........................     39.8      29.6
 Provision for income taxes  ..........................     16.1      12.9
                                                         -------   -------
 Net income  ..........................................  $  23.7   $  16.7
                                                         =======   =======

 Earnings per share  ..................................  $   .63   $   .44
                                                         =======   =======

 Earnings per share-- assuming dilution  ..............  $   .62   $   .44
                                                         =======   =======

 Number of common shares used in the
  per share calculations (in millions):
   Earnings per share  ................................     37.8      37.7
                                                         =======   =======

   Earnings per share-- assuming dilution  ............     38.4      37.7
                                                         =======   =======

    The preceding unaudited pro forma amounts reflect the results of operations for Metals USA, the Founding Companies and the other acquisitions completed through June 30, 1998, assuming the transactions were completed on January 1, 1997. Additionally, the amounts shown in the table reflect (a) the reduction in certain related party rental and lease expenses which has been agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have agreed to prospectively and the reversal of the non-cash compensation charge related to the issuance of common stock to management of and consultants to Metals USA in 1997, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the companies acquired over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment;
(d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the companies acquired, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1997; (f) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1997; (g) certain other nonrecurring expenses with respect to the companies acquired, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies;
(h) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility, net of the repayment of outstanding indebtedness of the Company and (i) the incremental provision for federal and state income taxes for all entities being combined.

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. SUPPLEMENTAL INFORMATION

  SUPPLEMENTAL CASH FLOW INFORMATION
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                      -------------------
                                                         1998      1997
                                                        ------    ------
                                                           (UNAUDITED)
       Supplemental cash flow information:
         Cash paid for interest  .....................  $ 4.4      $ .5
         Cash paid for income taxes  .................   12.4        .8

       Non-cash investing and financing activities:
         Purchase of businesses for stock  ...........   76.5        --

  COMPENSATION CHARGE

    During the three and six months ended June 30, 1997, the Company sold an aggregate of 676,000 and 985,500 shares of common stock, respectively, to management and consultants to the Company for $.01 per share. As a result, selling, general and administrative expenses includes a non-recurring, non-cash compensation charge of $3.2 and $6.0 for the three and six months ended June 30, 1997, respectively, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined.


7.  COMMITMENTS AND CONTINGENCIES

    From time to time, certain subsidiaries of the Company may be involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


8.  SUBSEQUENT EVENTS

    Subsequent to June 30, 1998, the Company acquired the following metal processing companies: Professional Metals, Inc. ("Professional"), Intsel Southwest Limited Partnership ("Intsel") and the assets of Mulach Steel Corp. ("Mulach"). These acquisitions will be accounted for using the "purchase" method of accounting. The aggregate consideration paid by the Company to acquire these companies was approximately $105.1 in cash and 142,061 shares of common stock (excluding assumed indebtedness of approximately $4.1).

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS INCLUDE GENERAL ECONOMIC AND BUSINESS CONDITIONS, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS, CHANGING PRICES AND MARKET CONDITIONS, AND THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

    The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the Company's audited consolidated financial statements contained in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

    The following historical financial information reflects the historical financial statements of Metals USA restated for the effects of the business combinations with Jeffreys, Wayne and Krohn accounted for as "poolings-of-interests" and the remaining acquired companies from their respective acquisition dates.


                                        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                  ------------------------------------    -----------------------------------
                                   1998         %       1997      %       1998        %       1997        %
                                  ------     ------    ------   -----    ------     -----    ------     -----
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales .....................   $377.2     100.0%   $ 73.1    100.0%   $655.7     100.0%   $145.1     100.0%
  Cost of sales ...............    289.3      76.7%     57.0     78.0%    503.9      76.8%    112.5      77.5%
  Operating and delivery ......     34.2       9.1%      7.0      9.6%     60.2       9.2%     13.9       9.6%
  Selling, general and
    administrative ............     24.7       6.5%      7.8     10.7%     42.8       6.5%     15.0      10.3%
  Depreciation and amortization      3.7       1.0%       .7       .9%      6.7       1.1%      1.4        .9%
                                  ------    ------    ------   ------    ------    ------    ------    ------
Operating income ..............     25.3       6.7%       .6       .8%     42.1       6.4%      2.3       1.7%
  Interest expense ............      6.2       1.6%       .4       .5%     11.0       1.7%       .8        .6%
  Other income, net ...........     (1.6)      (.4%)     (.1)     (.1%)    (1.7)      (.3%)     (.2)      (.1%)
                                  ------    ------    ------   ------    ------    ------    ------    ------
Income before income taxes ....   $ 20.7       5.5%   $   .3       .4%     32.8       5.0%      1.7       1.2%
                                  ======    ======    ======   ======    ======    ======    ======    ======

  RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

    NET SALES. Net sales increased $304.1 million, or 416.0%, from $73.1 million for the three months ended June 30, 1997 to $377.2 million for the three months ended June 30, 1998. The increase in net sales was principally due to acquisitions completed during 1997 and the first quarter of 1998. The purchase acquisitions completed in the second quarter of 1998 did not have a significant impact on net sales or results of operations for the three months ended June 30, 1998.

    COST OF SALES. Cost of sales increased $232.3 million, or 407.5%, from $57.0 million for the three months ended June 30, 1997, to $289.3 million for the three months ended June 30, 1998. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 78.0% for the three months ended June 30, 1997 to 76.7% for the three months ended June 30, 1998. This percentage decrease was due to lower cost of raw materials.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

    OPERATING AND DELIVERY. Operating and delivery expenses increased $27.2 million, or 388.6%, from $7.0 million for the three months ended June 30, 1997 to $34.2 million for the three months ended June 30, 1998. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 9.6% for the three months ended June 30, 1997 to 9.1% for the three months ended June 30, 1998. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $16.9 million, or 216.7%, from $7.8 million for the three months ended June 30, 1997 to $24.7 million for the three months ended June 30, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses decreased from 10.7% for the three months ended June 30, 1997 to 6.5% for the three months ended June 30, 1998. This percentage decrease was primarily due to the non-recurring non-cash Compensation Charge of $3.2 million the Company incurred in connection with the sale of common stock to consultants and members of management during the three months ended June 30, 1997.

    OPERATING INCOME. Operating income increased $24.7 million, from $.6 million for the three months ended June 30, 1997 to $25.3 million for the three months ended June 30, 1998. The increase in operating income was attributable to the factors discussed above. As a percentage of net sales, operating income increased from .8% for the three months ended June 30, 1997 to 6.7% for the three months ended June 30, 1998. This percentage increase was primarily due to the non-recurring non-cash Compensation Charge described above and, to a lesser extent, lower cost of raw materials during the three months ended June 30, 1998.

    INTEREST EXPENSE. Interest expense increased $5.8 million, from $.4 million for the three months ended June 30, 1997 to $6.2 million for the three months ended June 30, 1998. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with the acquisitions completed by the Company on July 11, 1997 and periods thereafter.

    OTHER INCOME. Other income increased $1.5 million, from $.1 million for the three months ended June 30, 1997 to $1.6 million for the three months ended June 30, 1998. The increase in other income was primarily due to $1.5 million of net proceeds attributable to the breakup fee from the termination of the Ideal Metal Inc. transaction in April 1998.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit), the non-deductibility of the Compensation Charge and the amortization of goodwill attributable to certain acquisitions.

  RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

    NET SALES. Net sales increased $510.6 million, or 351.9%, from $145.1 million for the six months ended June 30, 1997 to $655.7 million for the six months ended June 30, 1998. The increase in net sales was principally due to acquisitions completed during 1997 and the first quarter of 1998. The purchase acquisitions completed in the second quarter of 1998 did not have a significant impact on net sales or results of operations for the six months ended June 30, 1998.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


    COST OF SALES. Cost of sales increased $391.4 million, or 347.9%, from $112.5 million for the six months ended June 30, 1997, to $503.9 million for the six months ended June 30, 1998. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 77.5% for the six months ended June 30, 1997 to 76.8% for the six months ended June 30, 1998. This percentage decrease was due to lower cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $46.3 million, or 333.1%, from $13.9 million for the six months ended June 30, 1997 to $60.2 million for the six months ended June 30, 1998. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 9.6% for the six months ended June 30, 1997 to 9.2% for the six months ended June 30, 1998. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $27.8 million, or 185.3%, from $15.0 million for the six months ended June 30, 1997 to $42.8 million for the six months ended June 30, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses decreased from 10.3% for the six months ended June 30, 1997 to 6.5% for the six months ended June 30, 1998. This percentage decrease was primarily due to the non-recurring non-cash Compensation Charge of $6.0 million the Company incurred in connection with the sale of common stock to consultants and members of management during the six months ended June 30, 1997.

    OPERATING INCOME. Operating income increased $39.8 million, from $2.3 million for the six months ended June 30, 1997 to $42.1 million for the six months ended June 30, 1998. The increase in operating income was attributable to the factors discussed above. As a percentage of net sales, operating income increased from 1.7% for the six months ended June 30, 1997 to 6.4% for the six months ended June 30, 1998. This percentage increase was primarily due to the non-recurring non-cash Compensation Charge described above and, to a lesser extent, lower cost of raw materials during the six months ended June 30, 1998.

    INTEREST EXPENSE. Interest expense increased $10.2 million, from $.8 million for the six months ended June 30, 1997 to $11.0 million for the six months ended June 30, 1998. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with the acquisitions completed by the Company on July 11, 1997 and periods thereafter.

    OTHER INCOME. Other income increased $1.5 million, from $.2 million for the six months ended June 30, 1997 to $1.7 million for the six months ended June 30, 1998. The increase in other income was primarily due to $1.5 million of net proceeds attributable to the breakup fee from the termination of the Ideal Metal Inc. transaction in April 1998.

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

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL CONDITION AND FINANCING AND INVESTING ACTIVITIES

    The Company used $10.9 million in net cash for operating activities and generated $10.8 million in net cash from operating activities for the six months ended June 30, 1998 and 1997, respectively. Net cash used for investing activities was $94.1 million and $8.0 million for the six months ended June 30, 1998 and 1997, respectively. The principal use of cash during the six months ended June 30, 1998 was to fund the cash portion of the acquisition cost for the acquired companies and the repayment of a portion of the indebtedness assumed in the acquisitions. Net cash provided by financing activities was $117.4 million and $.9 million for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, the cash provided by financing activities consisted primarily of the net proceeds from the sale of the Notes of $193.5 million offset by net repayments on the Credit Facility. At December 31, 1997, the Company had cash of $7.3 million, working capital of $193.0 million and total debt of $174.3 million. At June 30, 1998, the Company had cash of $19.7 million, working capital of $348.7 million and total debt of $395.7 million. As of August 10, 1998, the Company had outstanding borrowings under the Credit Facility of $255.0 million, leaving $45.0 million available for use.

    The Company expects to continue to aggressively pursue its acquisition program and, accordingly, will require additional sources of capital to fund a portion of the future acquisition costs. In this regard, the Company is currently exploring a number of alternatives with commercial banks and other financial advisors.

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

    INVESTING ACTIVITIES

    Subsequent to December 31, 1997, the Company has acquired the following metal processing companies: Independent, Pacific, National, Western, Metalmart, Levinson, Concord, Industrial, Sierra, Fullerton, Faitoute, Krohn, Steel Manufacturing, Wilkof, Forest, LaserPro, ABS, Valley, Flagg, Geneva, Professional, Intsel and the assets of Seaboard and Mulach. The acquisition of Krohn has been accounted for using the "pooling-of-interests" method of accounting. The remaining acquisitions were accounted for using the "purchase" method of accounting. Collectively, the Company paid a total of $198.8 million in cash, issued 6,493,315 shares of common stock and $3.7 million of notes in connection with these acquisitions. Additionally, the Company assumed approximately $91.5 million of existing indebtedness of these companies.

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

    The Company has an effective Shelf Registration Statement relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. Approximately 7,457,199 shares are available under this registration statement for use in connection with future acquisitions.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    FINANCING ACTIVITIES

    During the first quarter of 1998, the Company completed two significant financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included a private offering of $200.0 million aggregate principal amount of the Company's 8 5/8% Senior Subordinated Notes due 2008 and the establishment of a $300.0 million revolving credit facility with a group of commercial banks.

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

    On February 11, 1998, the Company received $194.5 million of net cash proceeds (before expenses of $1.0 million) from the sale of the Notes. The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain various affirmative and negative covenants as described in Note 4 to the Condensed Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company used $179.3 million of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998.

  TRENDS

    The Company expects that the purchase price of domestic steel, in certain product categories, will decline during the second half of 1998 principally due to increased imports of lower cost steel from Asia. The increased level of imports from Asia is attributable to the reduction in Asian consumption resulting from their economic environment. The Company purchases the majority of its raw materials, including steel from domestic suppliers; however, the Company has increased its purchases of steel from foreign suppliers in recent months to position itself to take advantage of lower steel prices.

    Although the Company's net sales for certain of its products are influenced by steel prices, its results of operations are primarily dependent on the overall level of economic activity. However, in the event of significant price fluctuations, gross margins could be adversely affected while on hand inventory quantities are liquidated. The Company attempts to mitigate the impact of price fluctuations by maximizing inventory turns consistent with customer requirements. The Company believes that less than 25% of its net sales could be affected by the anticipated decline in steel prices. A majority of the Company's net sales are either (i) made pursuant to contractual pricing arrangements that range from six to twelve months, which effectively eliminate the adverse effect of short-term price declines on those steel products, or (ii) net sales of aluminum and other specialty metals, which are unaffected by steel prices. For these reasons, together with the diversity of its product mix, customer and industry base, the Company does not expect the anticipated decline in steel prices during the second half of 1998 to have a material effect on its results of operations, financial position or liquidity.

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

    As a result of the Company's ongoing acquisition program, the Company's assessment of potential Year 2000 issues may change. As such, there can be no assurance that the systems of newly acquired companies, vendors and other third party relationships on which the Company may rely will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant by another company would not have a material adverse effect on the Company's business or consolidated results of operations, financial position or liquidity.

                               METALS USA, INC.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting held on May 20, 1998, holders of the Company's Common Stock elected five Class I directors and the holders of Restricted Common Stock elected one Class I director. The Class I directors will hold office until the Company's Annual Meeting in 2001, or until their respective successors are elected. The Class I directors are: Mark Alper, Craig
R. Doveala, Patrick A. Notestine, Richard A. Singer, Thomas J. Shapiro and Steven S. Harter. Mr. Harter was elected by the holders of the Company's Restricted Common Stock.

    Holders of the Company's Common Stock approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 200,000,000 shares. The results of the vote for the amendment to the Company's Amended and Restated Certificate of Incorporation were as follows: For -- 20,822,429; Against -- 2,835,940; Abstentions (including broker non-votes) -- 94,178.

    Holders of the Company's Common Stock and Restricted Common Stock ratified the Board of Directors appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1998. The results of the vote for the ratification of the appointment of Arthur Andersen LLP were as follows: For -- 23,738,797; Against -- 3,750; Abstentions (including broker non-votes) -- 10,000.


ITEM 5.  OTHER INFORMATION

    On June 16, 1998, the Company filed a registration statement under cover of Form S-1, as amended, to facilitate the offering by certain stockholders to sell 1,503,384 shares of Common Stock. The offering was undertaken to permit an orderly transition of unregistered shares previously issued to affiliates of Jeffreys and the Founding Companies into the public marketplace. The Company did not receive any proceeds from the sale of these securities. The Company expects that future sales of restricted shares will be handled in a similar manner from time to time as market conditions and the liquidity needs of its stockholders warrant.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

      21   List of Subsidiaries of the Company
      27   Financial Data Schedule
      99 Supplemental Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries, incorporated by reference to the Company's Registration Statement on Form S-4, Amendment No. 1 (Registration No. 333-49823) dated July 7, 1998.

    B.  REPORTS ON FORM 8-K:

      On July 10, 1998, the Company filed a Current Report on Form 8-K (under
Item 2), dated July 7, 1998, relating to the acquisitions of Intsel and eleven other companies.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                     METALS USA, INC.


                                     By: /s/ TERRY L. FREEMAN
                                             Terry L. Freeman
                                             Vice President, Corporate
                                              Controller and Chief Accounting
                                              Officer

Date:  August 14, 1998