Form 10-Q
period 1998-09-30
METALS USA INC
filed 1998-11-16
CIK 1038363

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding at November 12, 1998: 38,156,407

                      METALS USA, INC. AND SUBSIDIARIES

            UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                        -------------------  ----------------------
                                           1998      1997      1998          1997
                                        --------- ---------  ---------    ---------
Net sales ...........................   $   438.4 $   186.6  $ 1,094.1    $   550.7
Operating costs and expenses:
  Cost of sales .....................       329.8     144.1      833.7        425.2
  Operating and delivery ............        44.0      19.4      104.2         57.3
  Selling, general and administrative        30.0      11.1       72.8         31.5
  Depreciation and amortization .....         4.9       2.0       11.6          6.3
                                        --------- ---------  ---------    ---------
Operating income ....................        29.7      10.0       71.8         30.4

Other (income) expense:
  Interest expense ..................         9.5       2.0       20.5          5.5
  Other (income) expense, net .......          .1       (.5)      (1.6)         (.6)
                                        --------- ---------  ---------    ---------
Income before income taxes ..........        20.1       8.5       52.9         25.5
Provision for income taxes ..........         8.2       3.5       21.6         10.7
                                        --------- ---------  ---------    ---------
Net income ..........................   $    11.9 $     5.0  $    31.3    $    14.8
                                        ========= =========  =========    =========
Earnings per share ..................   $     .31 $     .16  $     .86    $     .48
                                        ========= =========  =========    =========
Earnings per share -- assuming
  dilution ..........................   $     .31 $     .16  $     .85    $     .47

Number of common shares used in the
 per share calculations:
  Earnings per share ................        38.0      31.1       36.2         31.1
                                        ========= =========  =========    =========
  Earnings per share -- assuming
    dilution ........................        38.5      31.4       36.9         31.5

    The unaudited pro forma combined statements of operations are presented herein because the Company believes certain investors find the information useful. This statement should be read in conjunction with the Company's historical unaudited financial statements and notes thereto included under Part I, Item 1 of the Form 10-Q for the quarterly reporting period ended September 30, 1998. The preceding schedule differs from the historical results of operations for the three and nine months ended September 30, 1997 in that it gives effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1997. All of the other companies acquired are included in the unaudited pro forma combined statements of operations exactly as they are in the Company's historical financial statements. The preceding schedule differs from the historical results of operations for the three and nine months ended September 30, 1998 in that it excludes a non-recurring, non-cash charge of $2.6 million attributable to the termination of the Jeffreys' ESOP in August 1998. The unaudited pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on the dates indicated above and are not necessarily representative of the Company's results of operations for any future period. Since the companies acquired were not under common control or management, the unaudited pro forma combined results for the 1997 periods may not be comparable to, or indicative of, future performance. Moreover, the results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

                                      (i)

                               METALS USA, INC.

                                    INDEX


PART I. - FINANCIAL INFORMATION                                             PAGE

  Item 1.Financial Statements

    Consolidated Balance Sheets of Metals USA, Inc. and Subsidiaries at
     September 30, 1998 (Unaudited) and December 31, 1997....................  2

    Unaudited Consolidated Statements of Operations of Metals USA, Inc. and
     Subsidiaries for the three and nine months ended September 30, 1998 and
     1997....................................................................  3

    Unaudited Consolidated Statements of Cash Flows of Metals USA, Inc. and
     Subsidiaries for the nine months ended September 30, 1998 and 1997......  4

    Condensed Notes to Unaudited Consolidated Financial Statements...........  5

    Item 2.Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................... 12

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings................................................... 19
  Item 5.Other Information................................................... 19
  Item 6.Exhibits and Reports on Form 8-K.................................... 19
  Signatures................................................................. 20

                       METALS USA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1998              1997
                                                                        --------------    --------------
                                                                      (UNAUDITED)
                          ASSETS
Current assets:
  Cash and cash equivalents ........................................    $         11.0    $          7.3
  Accounts receivable, net of allowance of $7.8 and $3.6 ...........             207.1              95.1
  Inventories ......................................................             347.2             159.4
  Prepaid expenses and other .......................................               9.0               5.6
                                                                        --------------    --------------
    Total current assets ...........................................             574.3             267.4
Property and equipment, net ........................................             156.2              86.5
Goodwill, net ......................................................             275.6             120.1
Other assets, net ..................................................              21.3               6.6
                                                                        --------------    --------------
    Total assets ...................................................    $      1,027.4    $        480.6
                                                                        ==============    ==============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................    $        120.6    $         52.5
  Accrued liabilities ..............................................              28.2              13.1
  Current portion of long-term debt ................................               5.8               7.2
  Income taxes payable .............................................                .7               1.6
                                                                        --------------    --------------
    Total current liabilities ......................................             155.3              74.4
Long-term debt, less current portion ...............................             513.5             167.1
Deferred income tax liability ......................................              17.7               8.1
Other long-term liabilities ........................................               9.7               4.5
                                                                        --------------    --------------
    Total liabilities ..............................................             696.2             254.1
                                                                        --------------    --------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    none issued and outstanding ....................................              --                --
  Common stock, $.01 par, 203,122,914 shares authorized,
    38,156,407 and 32,680,226 shares issued and
    outstanding, respectively ......................................                .4                .3
  Additional paid-in capital .......................................             257.9             184.6
  Unearned compensation ............................................              --                (1.5)
  Retained earnings ................................................              72.9              43.1
                                                                        --------------    --------------
    Total stockholders' equity .....................................             331.2             226.5
                                                                        --------------    --------------
    Total liabilities and stockholders' equity .....................    $      1,027.4    $        480.6
                                                                        ==============    ==============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                           --------------------  ----------------------
                                               1998      1997      1998          1997
                                           ---------  ---------  ---------    ---------
Net sales ..............................   $   438.4  $   173.5  $ 1,094.1    $   318.6
Operating costs and expenses:
  Cost of sales ........................       329.8      134.1      833.7        246.6
  Operating and delivery ...............        44.0       17.8      104.2         31.7
  Selling, general and administrative ..        32.5       10.9       75.3         25.9
  Depreciation and amortization ........         4.9        1.8       11.6          3.2
                                           ---------  ---------  ---------    ---------
Operating income .......................        27.2        8.9       69.3         11.2

Other (income) expense:
  Interest expense .....................         9.5        1.7       20.5          2.5
  Other (income) expense, net ..........          .1        (.3)      (1.6)         (.5)
                                           ---------  ---------  ---------    ---------
Income before income taxes .............        17.6        7.5       50.4          9.2
Provision for income taxes .............         7.2        3.3       20.6          6.8
                                           ---------  ---------  ---------    ---------
Net income .............................   $    10.4  $     4.2  $    29.8    $     2.4
                                           =========  =========  =========    =========
 Earnings per share ....................   $     .27  $     .14  $     .82    $     .13
                                           =========  =========  =========    =========
 Earnings per share -- assuming
  dilution .............................   $     .27  $     .14  $     .81    $     .12
                                           =========  =========  =========    =========
 Number of common shares used in the
  per share calculations:
   Earnings per share ..................        38.0       29.1       36.2         19.2
                                           =========  =========  =========    =========
   Earnings per share -- assuming
    dilution ...........................        38.5       29.4       36.9         19.6

 RECONCILIATION  TO UNAUDITED  PRO FORMA
 COMBINED STATEMENTS OF OPERATIONS:

 Income before income taxes as shown
  above ................................   $    17.6  $     7.5  $    50.4    $     9.2
 Pro forma adjustments:
   Jeffreys' ESOP Charge ...............         2.6       --          2.6         --
   Compensation Charge .................        --         --         --            6.0
   Pro forma pre-acquisition income
    before income taxes of the Founding
    Companies ..........................        --           .5       --           10.2
   Other ...............................         (.1)        .5        (.1)          .1
                                           ---------  ---------  ---------    ---------
 Unaudited  pro  forma  combined  income
  before income taxes ..................        20.1        8.5       52.9         25.5
 Provision for income taxes ............         8.2        3.5       21.6         10.7
                                           ---------  ---------  ---------    ---------
 Unaudited  pro forma combined net
  income ...............................   $    11.9  $     5.0  $    31.3    $    14.8
                                           =========  =========  =========    =========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN MILLIONS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               ----------------
                                                                1998      1997
                                                               ------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................   $ 29.8    $  2.4
  Adjustments to reconcile net income to net cash (used
    in) provided by operating activities --
    Provision for bad debts ................................      1.6        .6
    Depreciation and amortization ..........................     11.6       3.2
    Amortization of deferred financing costs ...............       .7      --
    Compensation expense-- management shares ...............     --         6.0
    Compensation expense-- ESOP shares .....................      2.6      --
    Deferred income taxes ..................................      1.5       (.1)
    Changes in operating assets and liabilities, net of
    business acquisitions--
      Accounts receivable ..................................    (20.1)     (7.9)
      Inventories ..........................................    (49.3)       .2
      Prepaid expenses and other assets ....................     (8.3)      1.7
      Accounts payable and accrued liabilities .............     (4.0)      1.4
      Income taxes payable .................................     (3.7)      1.1
      Other liabilities ....................................      2.2      --
    Other ..................................................      1.3       3.5
                                                               ------    ------
        Net cash (used in) provided by operating
         activities ........................................    (34.1)     12.1

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets .............................       .5        .7
  Purchases of property and equipment ......................    (16.1)    (12.3)
  Purchase of businesses, net of acquired cash .............   (184.9)    (64.5)
  Other ....................................................     --          .2
                                                               ------    ------
        Net cash used in investing activities ..............   (200.5)    (75.9)
                                                               ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock ........................................       .3      58.6
  Pre-acquisition distributions to stockholders of
  "pooled" companies .......................................     (3.1)     (4.7)
  Issuance of 8 5/8 % Senior Subordinated Notes ............    200.0      --
  Net borrowings on the Credit Facility ....................     46.0      46.3
  Net borrowings  (repayments) on Industrial Revenue Bonds
    and other long-term debt ...............................      3.1     (23.0)
  Deferred financing costs incurred ........................     (7.5)      (.8)
  Other ....................................................      (.5)     --
                                                               ------    ------
        Net cash provided by financing activities ..........    238.3      76.4
                                                               ------    ------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      3.7      12.6
CASH AND CASH EQUIVALENTS, beginning of period .............      7.3       2.4
                                                               ------    ------
CASH AND CASH EQUIVALENTS, end of period  .................. $   11.0    $ 15.0
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

                        METALS USA, INC. AND SUBSIDIARIES

       CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor/service center in the metals processing industry. Prior to its IPO, Metals USA had not conducted any operations relating to the generation of net sales. Concurrent with the consummation of the IPO, Metals USA acquired, in separate merger transactions, eight companies engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through September 30, 1998, Metals USA has acquired numerous additional metal processing companies and businesses (See Note 5). Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

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

    The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the annual report to stockholders filed with the Securities and Exchange Commission on Form 10-K ("Form 10-K"). Any capitalized terms used but not specifically defined herein have the same meaning given to them in the Form 10-K. As discussed in the following paragraph, during the second quarter of 1998, the Company completed an acquisition accounted for as a "pooling-of-interests" transaction. Accordingly, the Company's historical consolidated financial statements have been restated to reflect the results of operations, cash flows and financial position of the acquired entity as if the acquisition occurred on January 1, 1995. The restated financial statements are labeled "Supplemental" and are contained in the Company's Registration Statement on Form S-4, Amendment No. 1 (Registration No. 333-49823), filed with the Securities and Exchange Commission on July 7, 1998.

    RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS -- During the fourth quarter of 1997 and the second quarter of 1998, Metals USA completed the acquisition of all the capital stock of Wayne Steel, Inc. ("Wayne") and Krohn Steel Service Center, Inc. ("Krohn"), respectively, in business combinations accounted for as "pooling-of-interests" transactions in accordance with the requirements of APB No. 16. For the nine months ended September 30, 1998, the pre-acquisition net sales and net income for Krohn were $13.5 and $.9, respectively.

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


    The following table summarizes the restated consolidated net sales, net income (loss) and per share data of the Company after giving effect to the acquisitions of Wayne and Krohn:

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                    -----------------------    -----------------------
                                                                            NET INCOME
                                    NET SALES    NET INCOME    NET SALES     (LOSS)
                                    ---------    ----------    ---------    ----------
Net sales and net income (loss)--
  As previously  reported in the
    Company's  Form 10-Q for the
    quarterly period ended
    September 30, 1997 .........    $   130.9    $      2.6    $   195.3    $     (1.7)
  Acquisitions accounted for as
     "poolings-of-interests" ...         42.6           1.6        123.3           4.1
                                    ---------    ----------    ---------    ----------
      As restated ..............    $   173.5    $      4.2    $   318.6    $      2.4
                                    =========    ==========    =========    ==========
Earnings per share --
  As previously  reported in the
    Company's  Form 10-Q for the
    quarterly period ended
    September 30, 1997 .........                 $      .11                 $     (.12)
  Acquisitions accounted for as
     "poolings-of-interests" ...                        .03                        .25
                                                 ----------                 ----------
      As restated ..............                 $      .14                 $      .13
                                                 ==========                 ==========
Earnings per share -- assuming
dilution --
  As previously  reported in the
    Company's  Form 10-Q for the
    quarterly period ended
    September 30, 1997 .........                 $      .11                 $     (.12)
  Acquisitions accounted for as
    "poolings-of-interests" ....                        .03                        .24
                                                 ----------                 ----------
      As restated ..............                 $      .14                 $      .12
                                                 ==========                 ==========

    USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

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

    The number of shares used in the per share calculations consists of the following:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                   ---------------------   ---------------------
                                       1998       1997       1998         1997
                                   ---------   ---------   ---------   ---------
                                                   (IN MILLIONS)
Number of shares used in
   computing earnings per
   share (weighted-average
   shares) .....................        38.0        29.1        36.2        19.2
Effect of dilutive securities:
  Stock options ................          .4          .3          .6          .4

  Convertible securities .......          .1        --            .1        --
                                   ---------   ---------   ---------   ---------

Number of shares used in
   computing earnings per
   share -- assuming dilution ..        38.5        29.4        36.9        19.6
                                   =========   =========   =========   =========

3.  INVENTORIES

    Inventories consist of the following:

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             1998              1997
                                                        --------------     --------------
                                                          (UNAUDITED)
Raw materials --
  Structural steel .................................    $         76.8     $          8.4
  Flat-rolled steel ................................              84.6               44.8
  Specialty metals .................................              69.5               22.0
  Aluminum products ................................              11.7               17.6
  Other ............................................               5.8                1.7
                                                        --------------     --------------
   Total raw materials .............................             248.4               94.5
                                                        --------------     --------------
Work-in-process and finished goods--
  Structural steel .................................              56.7               35.8
  Flat-rolled steel ................................              17.5               19.2
  Specialty metals .................................               9.7                5.1
  Aluminum products ................................              15.9                6.7
                                                        --------------     --------------
   Total work-in-process and finished goods ........              99.8               66.8
                                                        --------------     --------------
Less-- LIFO reserve ................................              (1.0)              (1.9)
                                                        --------------     --------------
   Total ...........................................    $        347.2     $        159.4
                                                        ==============     ==============

                       METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997
                                               ------------     ------------
                                               (UNAUDITED)
    Borrowings under the Credit Facility ..... $      283.5     $      144.8

    8 5/8 % Senior Subordinated Notes .........       200.0             --
    Industrial Revenue Bonds (various issues)..        26.2             21.6
    Obligations under capital leases and other          9.6              7.9
                                               ------------     ------------
                                                     519.3             174.3
    Less - Current portion ...................        (5.8)             (7.2)
                                              ------------      ------------
                                              $      513.5      $      167.1
                                              ============      ============

    On February 11, 1998, the Company entered into an amended and restated five-year revolving Credit Facility which provides for borrowings of up to $300.0. Additionally, on February 11, 1998, the Company completed the sale of $200.0 aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 and received $194.5 of net cash proceeds (before expenses of $1.1) therefrom. The Company used $179.3 of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility.

    The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at redemption rates stated in the indenture governing the Notes (the "Indenture") together with accrued and unpaid interest to the date of redemption. Notwithstanding the foregoing, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of the common stock of the Company, at a redemption price equal to 108.625% of the principal amount thereof, plus accrued and unpaid interest to the date of such redemption, provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding immediately after such redemption. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes.

    The Credit Facility matures on February 11, 2003, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the three and nine months ended September 30, 1998 was 6.8% and 6.7%, respectively. An annual commitment fee of up to .35% is payable on any unused portion of the Credit Facility. The Credit Facility is used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios,
(ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined).

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    Pending the completion of the proposed expansion of its Credit Facility, in September 1998, the Company obtained a $25.0 interim credit facility (the "Bridge Facility") from the lead bank on its existing Credit Facility. The Bridge Facility is subject to substantially the same terms and conditions as the existing Credit Facility. The Company has received commitments from a group of commercial banks to expand its existing Credit Facility by $50.0 million, to an aggregate amount of $350.0 million. The Company expects the expansion of the Credit Facility to be completed by mid-November 1998. The Bridge Facility will terminate upon the execution of the expanded Credit Facility.

    At September 30, 1998, $41.5 was available to the Company under the Credit Facility and the Bridge Facility. As of November 12, 1998, the Company had outstanding borrowings of $276.5 and $48.5 available for use under these facilities.

5.  ACQUISITIONS

    During the nine months ended September 30, 1998, the Company acquired a number of additional metal processing companies and businesses, the most significant of which (those with 1997 annual revenues in excess of $50.0) are as follows: Independent Metals Co., Inc. ("Independent"), Pacific Metal Company ("Pacific"), The Levinson Steel Company ("Levinson"), Fullerton Industries, Inc. ("Fullerton") and Intsel Southwest Limited Partnership ("Intsel"). With the exception of Krohn, all of the acquisitions were accounted for using the "purchase" method of accounting. The aggregate consideration paid by Metals USA to acquire these companies and businesses was approximately $198.3 in cash, 6,719,091 shares of common stock and the issuance of notes of approximately $3.6 (excluding assumed indebtedness of approximately $93.5).

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following summarized unaudited pro forma financial information assumes the acquisition of the companies acquired through September 30, 1998 and the issuance of the Notes occurred on January 1, 1997.

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                           1998         1997
                                                        ---------     ---------
                                                              (UNAUDITED)
Net sales ..........................................    $ 1,373.3     $ 1,224.9
Operating costs and expenses:
  Cost of sales ....................................      1,040.0         945.2
  Operating and delivery ...........................        127.0         110.9
  Selling, general and administrative ..............         94.0          83.0
  Depreciation and amortization ....................         15.3          15.9
                                                        ---------     ---------
Operating income ...................................         97.0          69.9

Other (income) expense:
  Interest expense .................................         29.1          27.0
  Other income, net ................................         (1.8)         (1.7)
                                                        ---------     ---------
Income before income taxes .........................         69.7          44.6
Provision for income taxes .........................         28.5          18.2
                                                        ---------     ---------
Net income .........................................    $    41.2     $    26.4
                                                        =========     =========
Earnings per share .................................    $    1.08     $     .69
                                                        =========     =========
Earnings per share-- assuming dilution .............    $    1.07     $     .69
                                                        =========     =========
Number of common shares used in the per share
 calculations (in millions):
  Earnings per share ...............................         38.1          38.1
                                                        =========     =========
  Earnings per share-- assuming dilution ...........         38.5          38.5
                                                        =========     =========

    The preceding unaudited pro forma amounts reflect the results of operations for Metals USA, the Founding Companies and the other acquisitions completed through September 30, 1998, assuming the transactions were completed on January 1, 1997. Additionally, the amounts shown in the table reflect (a) the reduction in certain related party rental and lease expenses which has been agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have agreed to prospectively and the reversal of the non-cash Compensation Charge related to the issuance of common stock to management of and consultants to Metals USA in 1997, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the companies acquired over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment;
(d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the companies acquired, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1997; (f) the elimination of historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1997; (g) certain other nonrecurring expenses with respect to the companies acquired, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies; (h) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

of the Notes and the Credit Facility, net of the repayment of outstanding indebtedness of the Company and (i) the incremental provision for federal and state income taxes for all entities being combined.


6. SUPPLEMENTAL INFORMATION

  SUPPLEMENTAL CASH FLOW INFORMATION
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            --------------------
                                                              1998      1997
                                                            --------- ----------
                                                                (UNAUDITED)
  Supplemental cash flow information:
    Cash paid for interest .............................     $ 18.4       $  2.1
    Cash paid for income taxes .........................       22.4          1.6

  Non-cash investing and financing activities:
    Acquisition of businesses:
    Fair value of assets acquired ......................     $509.7       $403.7
    Consideration given:
      Cash paid ........................................      198.3         69.2
      Stock issued .....................................       81.5        126.3
      Notes issued .....................................        3.6         --
                                                             ------       ------
    Liabilities assumed ................................     $226.3       $208.2
                                                             ======       ======

  COMPENSATION CHARGES

    During the first and second quarters of 1997, the Company sold an aggregate of 985,500 shares of common stock to management and consultants to the Company for $.01 per share. As a result, selling, general and administrative expenses includes the non-recurring, non-cash Compensation Charge of $6.0 for the nine months ended September 30, 1997, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined.

    During the third quarter of 1998, the Company terminated the Jeffreys' ESOP. As a result, selling, general and administrative expenses includes a non-recurring, non-cash compensation charge of $2.6 (the "ESOP Charge") for the three and nine months ended September 30, 1998, representing the fair value of the shares at the time such shares were allocated to the individual participants of the plan.


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

    The following should be read in conjunction with the response to Part I,
Item 1 of this Report and the Company's audited consolidated financial statements contained in the Form 10-K. Any capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

    The following historical financial information reflects the historical financial statements of Metals USA restated for the effects of the business combinations with Jeffreys, Wayne and Krohn accounted for as "poolings-of-interests" and the remaining acquired companies from their respective acquisition dates.

                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                   SEPTEMBER 30,                       SEPTEMBER 30,
                     ------------------------------------- ----------------------------------------
                        1998      %       1997      %        1998         %       1997        %
                     --------  -------- -------- -------   --------    -------  --------   --------
                                           (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ........   $  438.4  100.0%   $ 173.5   100.0%   $1,094.1     100.0%  $  318.6     100.0%
  Cost of sales ..      329.8   75.2%     134.1    77.3%      833.7      76.2%     246.6      77.4%
  Operating and
    delivery .....       44.0   10.0%      17.8    10.3%      104.2       9.5%      31.7       9.9%
  Selling,
    general and
    administrative       32.5    7.4%      10.9     6.3%       75.3       6.9%      25.9       8.1%
  Depreciation
    and
    amortization..        4.9    1.2%      1.8     1.0%        11.6       1.1%       3.2       1.1%
                     -------- -------- --------  --------  --------    --------  --------  --------
Operating income .       27.2    6.2%       8.9     5.1%       69.3       6.3%      11.2       3.5%
  Interest
    expense ......        9.5    2.2%       1.7     1.0%       20.5       1.9%       2.5        .8%
  Other (income)
    expense, net..         .1    --%       (.3)    (.2%)      (1.6)      (.2%)       (.5)      (.2%)
                     -------- -------- --------  --------  --------    --------  --------  --------
Income before
  income taxes ...   $   17.6    4.0%  $    7.5     4.3%   $   50.4       4.6%       9.2       2.9%
                     ======== ======== ========  ========  ========    ========  ========  ========

  RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

    NET SALES. Net sales increased $264.9 million, or 152.7%, from $173.5 million for the three months ended September 30, 1997 to $438.4 million for the three months ended September 30, 1998. The increase in net sales was principally due to acquisitions. The acquisitions completed during 1997 and the first half of 1998 accounted for $77.6 million and $133.4 million, respectively, of the increase. The acquisitions completed in the third quarter of 1998 accounted for $47.0 million of the increase.

    COST OF SALES. Cost of sales increased $195.7 million, or 145.9%, from $134.1 million for the three months ended September 30, 1997, to $329.8 million for the three months ended September 30, 1998. The

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 77.3% for the three months ended September 30, 1997 to 75.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to lower cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $26.2 million, or 147.2%, from $17.8 million for the three months ended September 30, 1997 to $44.0 million for the three months ended September 30, 1998. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 10.3% for the three months ended September 30, 1997 to 10.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $21.6 million, or 198.2%, from $10.9 million for the three months ended September 30, 1997 to $32.5 million for the three months ended September 30, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. Additionally, the Company recorded a non-recurring, non-cash ESOP Charge of $2.6 million related to the termination of the Jeffreys' ESOP in August 1998. As a percentage of net sales, selling, general and administrative expenses increased from 6.3% for the three months ended September 30, 1997 to 7.4% for the three months ended September 30, 1998. This percentage increase was primarily due to the ESOP Charge and, to a lesser extent, increased sales volume.

    OPERATING INCOME. Operating income increased $18.3 million, from $8.9 million for the three months ended September 30, 1997 to $27.2 million for the three months ended September 30, 1998. The increase in operating income was attributable to the factors discussed above. As a percentage of net sales, operating income increased from 5.1% for the three months ended September 30, 1997 to 6.2% for the three months ended September 30, 1998. This percentage increase was primarily due to lower cost of raw materials during the three months ended September 30, 1998.

    INTEREST EXPENSE. Interest expense increased $7.8 million, from $1.7 million for the three months ended September 30, 1997 to $9.5 million for the three months ended September 30, 1998. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with the acquisitions completed by the Company on July 11, 1997 and periods thereafter.

    OTHER (INCOME) EXPENSE. Other (income) expense decreased $.4 million, from income of $.3 million for the three months ended September 30, 1997 to expense of $.1 million for the three months ended September 30, 1998.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

  RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

    NET SALES. Net sales increased $775.5 million, or 243.4%, from $318.6 million for the nine months ended September 30, 1997 to $1,094.1 million for the nine months ended September 30, 1998. The increase in net sales was principally due to acquisitions. The acquisitions completed during 1997 and the first half of 1998 accounted for $422.3 million and $279.6 million, respectively, of the increase. The acquisitions completed in the third quarter of 1998 accounted for $47.0 million of the increase.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    COST OF SALES. Cost of sales increased $587.1 million, or 238.1%, from $246.6 million for the nine months ended September 30, 1997, to $833.7 million for the nine months ended September 30, 1998. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 77.4% for the nine months ended September 30, 1997 to 76.2% for the nine months ended September 30, 1998. This percentage decrease was primarily due to lower cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $72.5 million, or 228.7%, from $31.7 million for the nine months ended September 30, 1997 to $104.2 million for the nine months ended September 30, 1998. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 9.9% for the nine months ended September 30, 1997 to 9.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to spreading of fixed operating costs over a higher volume of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $49.4 million, or 190.7%, from $25.9 million for the nine months ended September 30, 1997 to $75.3 million for the nine months ended September 30, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses decreased from 8.1% for the nine months ended September 30, 1997 to 6.9% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the non-recurring, non-cash Compensation Charge of $6.0 million the Company incurred in connection with the sale of common stock to consultants and members of management during the nine months ended September 30, 1997, offset by the non-recurring, non-cash ESOP Charge of $2.6 million related to the termination of the Jeffreys' ESOP in August 1998.

    OPERATING INCOME. Operating income increased $58.1 million, from $11.2 million for the nine months ended September 30, 1997 to $69.3 million for the nine months ended September 30, 1998. The increase in operating income was attributable to the factors discussed above. As a percentage of net sales, operating income increased from 3.5% for the nine months ended September 30, 1997 to 6.3% for the nine months ended September 30, 1998. This percentage increase was primarily due to lower cost of raw materials during the nine months ended September 30, 1998 and, to a lesser extent, the non-recurring, non-cash charges described above.

    INTEREST EXPENSE. Interest expense increased $18.0 million, from $2.5 million for the nine months ended September 30, 1997 to $20.5 million for the nine months ended September 30, 1998. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with the acquisitions completed by the Company on July 11, 1997 and periods thereafter.

    OTHER (INCOME) EXPENSE. Other income increased $1.1 million, from $.5 million for the nine months ended September 30, 1997 to $1.6 million for the nine months ended September 30, 1998. The increase in other income was primarily due to $1.5 million of net proceeds attributable to the breakup fee from the termination of the Ideal Metal Inc. transaction in April 1998.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the Compensation Charge and the amortization of goodwill attributable to certain acquisitions.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  FINANCIAL CONDITION AND FINANCING AND INVESTING ACTIVITIES

    The Company used $34.1 million in net cash for operating activities and generated $12.1 million in net cash from operating activities for the nine months ended September 30, 1998 and 1997, respectively. Net cash used for investing activities was $200.5 million and $75.9 million for the nine months ended September 30, 1998 and 1997, respectively. The principal use of cash during the nine months ended September 30, 1998 was to fund the cash portion of the acquisition cost for the acquired companies and the repayment of a portion of the indebtedness assumed in the acquisitions. Net cash provided by financing activities was $238.3 million and $76.4 million for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, the cash provided by financing activities consisted primarily of the net proceeds from the sale of the Notes of $193.4 million and net borrowings on the Credit Facility. At December 31, 1997, the Company had cash of $7.3 million, working capital of $193.0 million and total debt of $174.3 million. At September 30, 1998, the Company had cash of $11.0 million, working capital of $419.0 million and total debt of $519.3 million. As of November 12, 1998, the Company had outstanding borrowings under the Credit Facility and the Bridge Facility of $276.5 million, leaving $48.5 million available for use.

    The Company expects to continue to pursue its acquisition program and, accordingly, will require additional sources of capital to fund a portion of the future acquisition costs. In this regard, in September 1998, the Company obtained a $25.0 Bridge Facility from the lead bank on its existing Credit Facility. The Bridge Facility is subject to substantially the same terms and conditions as the existing Credit Facility. The Company has received commitments from a group of commercial banks to expand its existing Credit Facility by $50.0 million, to an aggregate amount of $350.0 million. The Company expects the expansion of the Credit Facility to be completed by mid-November 1998. The Bridge Facility will terminate upon the execution of the expanded Credit Facility. Additionally, the Company is currently exploring a number of alternatives with commercial banks and other financial advisors for additional sources of capital for potential acquisition transactions.

    The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company intends to retain all of its earnings to finance the expansion of its existing business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its common stock for the next several years. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends.

    INVESTING ACTIVITIES

    Subsequent to December 31, 1997, the Company has acquired a number of metal processing companies and businesses, the most significant of which (those with 1997 annual revenues in excess of $50.0 million) are as follows: Independent, Pacific, Levinson, Fullerton and Intsel. The acquisition of Krohn has been accounted for using the "pooling-of-interests" method of accounting. The remaining acquisitions were accounted for using the "purchase" method of accounting. Collectively, the Company paid a total of $198.3 million in cash, issued 6,719,091 shares of common stock and $3.6 million of notes in connection with these acquisitions. Additionally, the Company assumed approximately $93.5 million of existing indebtedness of these companies.

    The Company intends to continue to pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, borrowings, including use of amounts available under the Credit Facility, and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing. To the extent the Company

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing, as discussed above.

    The Company has an effective Shelf Registration Statement relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. Approximately 7,231,423 shares are available under this registration statement for use in connection with future acquisitions.

    FINANCING ACTIVITIES

    During the first quarter of 1998, the Company completed two significant financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included an offering of $200.0 million aggregate principal amount of the Company's 8 5/8% Senior Subordinated Notes due 2008 and the establishment of a $300.0 million revolving credit facility with a group of commercial banks. In September 1998, the Company obtained a $25.0 Bridge Facility from the lead bank on its existing Credit Facility. The Bridge Facility is subject to substantially the same terms and conditions as the existing Credit Facility. The Company has received commitments from a group of commercial banks to expand its existing Credit Facility by $50.0 million, to an aggregate amount of $350.0 million. The Company expects the expansion of the Credit Facility to be completed by mid-November 1998. The Bridge Facility will terminate upon the execution of the expanded Credit Facility.

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

    On February 11, 1998, the Company received $194.5 million of net cash proceeds (before expenses of $1.1 million) from the sale of the Notes. The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain various affirmative and negative covenants as described in Note 4 to the Condensed Notes to the Unaudited Consolidated Financial Statements contained elsewhere in this report. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company used $179.3 million of such proceeds to repay the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998.

  TRENDS

    The Company expects that domestic steel prices will decline during the remainder of 1998 and possibly through the first quarter of 1999. The anticipated decline is principally due to the increased levels of imported steel. Should domestic steel producers institute "dumping" suits against the foreign steel importers the expected price declines could be deferred, or fail to materialize. The increased level of imports is attributable

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


to the reduction in consumption resulting from the current economic environment in Asia, Eastern Europe and South America.

    Although the Company's net sales for certain of its subsidiaries are influenced by steel prices, its results of operations are primarily dependent upon the volume and mix of value-added services and products provided to its customers. The Company expects approximately 40% of its net sales to be affected by the anticipated decline in steel prices. With respect to flat-rolled steel products, a majority of the net sales are made pursuant to advance pricing arrangements that range from six to twelve months, which effectively mitigate the adverse impact of short-term price declines on those products. Additionally, approximately 30% of the Company's net sales are attributable to aluminum, titanium and other specialty metals, which have also experienced price reductions. In general, however, the price reductions for these other metals have been much less than for steel.

    The Company purchases the majority of its raw materials, including steel, from domestic suppliers, however, the Company has increased its purchases of steel from foreign suppliers in recent months to take advantage of lower cost imported steel. Accordingly, for the reasons stated in the preceding paragraph, together with the diversity of its product mix, customer and industry base, and a pro active monitoring of its raw material inventories with the goal of significantly improving its current inventory turnover ratios, the Company does not expect the anticipated decline in steel prices to have a material effect on its consolidated results of operations, financial position or liquidity.

  YEAR 2000 ISSUE

    IMPACT OF YEAR 2000. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly handle the year 2000 date may result in computer system failures or miscalculations of critical information as well as failures of equipment using date-sensitive microprocessors. The Company's various financial and operational information systems and, in some cases, embedded microprocessors in certain machinery and equipment that have computer systems and applications could be affected by the Year 2000 issue.

    STATE OF READINESS. In early 1998, the Company formulated a plan to address the Year 2000 issue. To date, the Company's primary focus has been on its own internal systems, including all types of systems used by its subsidiaries in their operations, dealing with the most critical systems first. The Company has expanded this plan to included third parties and has engaged the assistance of a "Big 5" accounting firm to help complete this Year 2000 plan.

    The Company is nearing completion of an assessment of its own systems, including embedded microprocessors in certain machinery and equipment. Currently, the Company is establishing timetables for the renovation of its information systems, including modifying and upgrading software and developing and purchasing new software, as necessary. The Company's goal is to complete the testing and implementation phases by September 30, 1999.

    During 1998, the Company began sending questionnaires to its customers, vendors and other third parties with which the Company has material relationships and expects to complete the assessment of such parties by the end of 1998. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties.

    COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company's preliminary estimate is that the cost of assessment, renovation and implementation of its internal systems will range from approximately $.2 million to $.4 million, of which approximately $.1 million has been incurred. These costs will consist primarily of

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

consultants and additional personnel costs. In addition, the Company expects to incur capital expenditures of approximately $4.0 million for new hardware and software to integrate and upgrade certain of its existing management information systems. The Company expects that such costs will be funded through operating cash flows. These estimates, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation of its systems. These estimates may be adjusted upon receipt of more information from the Company's vendors, customers and third parties and upon design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area could materially affect the estimated costs.

    RISKS TO THE COMPANY. Many of the larger operations of the Company have upgraded their primary operating systems to be Year 2000 compliant; however, there can be no assurance that the Company will succeed in eliminating all Year 2000 issues. The following disclosure illustrates the Company's "most reasonably likely, worst-case scenario," given current uncertainties. If the Company's renovated or replaced information technology systems fail the testing phase, or any software applications central to the Company's operations are overlooked in the assessment or implementation phases, the Company could incur higher administrative costs as a result of having to process financial information, such as payroll, accounts payable and billings, manually or through alternative microcomputer systems. If the Company's embedded microprocessors in certain machinery and equipment are not made Year 2000 compliant, the Company could experience additional costs by having to outsource certain metal processing for its customers. If suppliers of commercial infrastructure such as electrical power, natural gas, telecommunications, rail and marine transportation fail to provide the Company with such services, the Company may be unable to provide its normal full complement of services to its customers. If any one or a combination of the foregoing uncertainties were to occur, the Company's business and consolidated results of operations, financial condition and liquidity could be adversely affected.

    Furthermore, as a result of the Company's ongoing acquisition program, the Company's assessment of its Year 2000 issue may change. As such, there can be no assurance that the systems of newly acquired companies, vendors and other third party relationships on which the Company's future acquisitions may rely will be made Year 2000 compliant in a timely manner.

    CONTINGENCY PLAN. The Company is developing a comprehensive contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. The contingency plan is expected to be completed and approved by management within the next three to six months.

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

    On September 17, 1998, the Company filed a Current Report on Form 8-K/A (under Item 7), dated July 7, 1998, providing the audited financial statements and pro forma financial information relating to the acquisition of Intsel.

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


                                                 METALS USA, INC.




                                     By:\s\ TERRY L. FREEMAN
                                            Terry L. Freeman
                                     Vice President, Corporate Controller
Date:  November 13, 1998                 and Chief Accounting Officer