Form 10-K
period 1998-12-31
METALS USA INC
filed 1999-03-30
CIK 1038363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                      None.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Based upon the March 23, 1999 New York Stock Exchange closing price of $8.13 per share, the aggregate market value of the Registrant's outstanding stock held by non-affiliates was approximately $222.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

   THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS," ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

                                       (i)

                                  P A R T   I

ITEM 1.  BUSINESS

GENERAL

   Metals USA, Inc. ("Metals USA") was founded in 1996 to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly-fragmented metals processing industry. In connection with its initial public offering on July 11, 1997, Metals USA acquired, in separate merger transactions (collectively, the "IPO") in exchange for cash and shares of its $.01 par value common stock ("Common Stock"), eight companies (each a "Founding Company" and, collectively, the "Founding Companies"). The Founding Companies are engaged in value-added processing of steel, aluminum and specialty metals, as well as manufacturing metal components. Since that date, Metals USA has acquired numerous additional metal processing companies and businesses (the "Subsequent Acquisitions" and collectively with the Founding Companies, the "Acquired Companies"). On average, the Acquired Companies have been in business for over 40 years. Unless otherwise indicated, all references to the "Company" herein include the Acquired Companies and other entities wholly-owned by Metals USA, and references herein to "Metals USA" mean Metals USA, Inc. prior to the consummation of the IPO. See "Business -- Strategy."

   The Company's metals processing business purchases metals from primary producers, who focus on large volume sales of unprocessed metals, and in most cases performs customized processing services to meet specifications provided by end-use customers. By providing these services, as well as offering inventory management and just-in-time delivery services, the Company enables its customers to reduce material costs, enhance quality, decrease capital required for raw materials inventory and processing equipment and save time, labor and other expenses. The Company believes that fostering the development of long-term working relationships with key suppliers and customers enables it to reduce its customers' overall cost of manufactured metal products. In addition to its metals processing capabilities, the Company manufactures higher-value components from processed metals, such as finished building products, and produces a number of finished components machined from specialty metals, such as bushings, pump parts and hydraulic cylinder parts. The Company intends to continue its focus on aluminum and other specialty metals, which are the fastest growing segments of the metals processing industry.

   The Company sells to over 60,000 customers in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The Company believes that its broad customer base and its wide array of metals processing capabilities, products and services, coupled with its broad geographic coverage of the United States, reduce its susceptibility to economic fluctuations affecting any one industry or geographical area.

   During 1998 the Company organized itself around the following four business groups: the Heavy Carbon Steel Group, the Flat Rolled Steel Group, the Specialty Metals Group and the Aluminum Building Products Group. Each group is led by an experienced entrepreneurial focused executive, who is supported by a professional staff in finance, purchasing and sales and marketing. All but two of the product group staff positions were filled from within the Company. This organizational structure will facilitate the achievement of the Company's goals and objectives more efficiently in terms of operational synergies, focused capital investment and improved working capital turnover.

 HEAVY CARBON STEEL GROUP

   The Heavy Carbon Steel Group has annual revenues of approximately $750 million and forty-two locations throughout the United States, which makes it the largest business group. This business group sells wide-flange beams, plate, tubular, angles and other structural shapes. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, cambering/ beveling, punching, bending, shearing, cut-to-length and T-splitting. The Heavy Carbon Steel Group sells to over 26,000 individual customers in the fabrication, construction, machinery and equipment, transportation and energy industries.

 FLAT ROLLED STEEL GROUP

   The Flat Rolled Steel Group has annual revenues of approximately $500 million and twelve locations in the mid-west region of the United States. This business group sells steel in a variety of alloy grades and sizes. Steel mills generally ship steel in sizes less than a quarter of an inch in thickness in continuous coils that typically weigh forty to fifty thousand pounds each. Few customers can handle steel in this form. Accordingly, substantially all of the material sold by the Flat Rolled Steel Group undergo additional processing prior to customer delivery. Processing services include slitting, precision blanking, leveling, cut-to-length, laser cutting, beveling, punching, bending and shearing. The Flat Rolled Steel Group sells to over 1,500 individual customers in the electrical manufacturing, fabrication, furniture, appliance manufacturers, machinery and equipment and transportation industries.

 SPECIALTY METALS GROUP

   The Specialty Metals Group has annual revenues of approximately $420 million and twenty-seven locations throughout the United States. This business group sells a diverse number of products including stainless steel, ductile iron, brass, copper, aluminum, magnesium and titanium. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, beveling, punching, bending, shearing and cut-to-length. The Specialty Metals Group sells to over 23,000 individual customers in the fabrication, industrial machinery and equipment, aerospace and electronics industries.

 ALUMINUM BUILDING PRODUCTS GROUP

   The Aluminum Building Products Group has annual revenues of approximately $110 million and fifty-two locations throughout the southeastern, southwest and western regions of the United States. This business group sells a number of finished products that are both cost and energy efficient for use in residential applications such as sunrooms, awnings and solariums. Commercial uses of these products include large area covered canopies, awnings and covered walkways. The Aluminum Building Products Group sells to over 10,000 individual customers in construction, wholesale trade and building material industries.

   For additional industry segment information, see Note 10 of Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

   Value-added metals processors/service centers have also benefited from growing customer demand for inventory management and just-in-time delivery services. These services, which are not normally available from primary metals producers, enable end-users to reduce material costs, enhance quality, decrease capital required for inventory and equipment and save time, labor and other expenses. In response to customer expectations, the more sophisticated value-added metals processors/service centers have acquired specialized and expensive equipment to perform customized processing and have installed sophisticated computer systems to automate order entry, inventory tracking, management sourcing and work-order scheduling. Additionally, some value-added metals processors/service centers have installed electronic data interchange ("EDI") between their computer systems and those of their customers to facilitate order entry, timely delivery and billing.

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

   The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive. In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because their operations are limited as to product line, processing equipment, inventory and service area, and they have limited access to the capital resources necessary to increase their capabilities. As a result, smaller companies are finding it increasingly difficult to compete as present industry trends continue, and the Company believes these businesses are potential acquisition candidates.

   The Company believes significant acquisition opportunities exist for a well-capitalized, national value-added metals processor/service center that employs a decentralized operating strategy in order to make the most efficient, customer focused utilization of its network of processing/service centers of each of the acquired businesses. The Company believes that this operating strategy and the highly fragmented nature of the metals industry should allow it to be a leader in the industry's consolidation.

STRATEGY

   The Company's objective is to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly-fragmented metals processing industry. Management plans to achieve this objective by pursuing the following goals.

 EXPANDING THROUGH ACQUISITIONS

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

   EXPAND WITHIN EXISTING GEOGRAPHIC MARKETS. The Company also plans to acquire additional value-added metals processors/service centers in many of the markets in which it currently operates in order to expand the volume and scope of the Company's operations in a particular market. The Company also intends to pursue "tuck-in" acquisitions of smaller operations to increase processing capabilities at existing facilities, thereby improving operating efficiencies and more effectively use its capital without a proportionate increase in administrative costs.

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

 OPERATING ON A DECENTRALIZED BASIS

   The Company, through its product group management team, will manage the Acquired Companies and subsequently acquired companies on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and growth of the business. While maintaining strong operating and financial controls, the Company believes that a decentralized structure will retain the entrepreneurial culture present in each of the acquired businesses and will allow the Company to capitalize on considerable local and regional market knowledge, goodwill and customer relationships.

 ACCELERATING INTERNAL SALES GROWTH

   A key component of the Company's strategy is to accelerate internal sales growth at each processor/service center. The key elements of this internal growth strategy are:

   EXPAND PRODUCTS AND SERVICES TO EXISTING CUSTOMERS. The Company believes it will be able to expand the products and services it offers to its existing customers by leveraging the specialized and diverse product, processing and marketing expertise among the existing processor/service centers. Additionally, the Company believes that there are significant opportunities to accelerate internal growth by making capital investments in areas such as inventory management, logistics systems and processing equipment, thereby expanding the range of processes and services offered by the Company. The Company intends to develop and maintain long-term relationships with its customers in response to their demand for shorter production cycles, outsourcing, just-in-time delivery and other services that lower customers' total production costs.

   ADD NEW CUSTOMERS. The Company believes that there are numerous OEMs not currently served by the Company that could reduce their production costs by taking advantage of the Company's processing, inventory management and other services. Many of these OEMs currently perform in-house metals processing tasks and maintain significant inventories of metal. During 1998, the Company appointed three experienced industry professionals, Vice Presidents of the Flat Rolled, Heavy Carbon and Specialty Metals product groups, to design and implement a national program to attract significant new accounts and expand the range of services provided to our larger customers. With their leadership and the Company's existing well-trained, technically competent sales force, the Company believes that it can demonstrate to these OEMs the cost savings achievable through the Company's processing, inventory management and other services. The Company also intends to implement a Company-wide marketing program that will use professional marketing services and to adopt "best practices" throughout its operations to identify, obtain and maintain new customers. In addition, the Company intends to increase its visibility through trade shows, associations, publications and telemarketing.

 IMPROVING OPERATING MARGINS

   The Company believes there are significant opportunities to realize operating efficiencies and increase the Company's profitability. The key components of this strategy are:

   INCREASE OPERATING EFFICIENCIES. The Company believes that its position in the industry presents significant opportunities to achieve operating efficiencies and cost savings. The Company intends to use its increased purchasing power to gain volume discounts and to develop more effective inventory management systems. The Company expects to obtain measurable cost savings in such areas as vehicle leasing and maintenance, information systems and purchasing through contractual relationships with key suppliers. Moreover, the Company intends to review its operating and training programs at the local and regional levels to identify those "best practices" that can be successfully implemented throughout its operations. As primary metals producers and end-users continue to follow the industry trend of outsourcing processing and distribution services to value-added metals processors/services centers, the Company expects to increase asset use, particularly of its metals processing machinery, and realize increased efficiencies and economies of scale.

   CENTRALIZE APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company believes that there are significant opportunities to improve operating margins by consolidating administrative functions such as finance, marketing, insurance, employee benefits, accounting and risk management.

ACQUISITION PROGRAM

   The Company believes it will continue to be regarded by acquisition candidates as an attractive acquiror because of: (i) the Company's strategy for creating a national, comprehensive and professionally managed value-added metals processor/service center company; (ii) the Company's decentralized operating strategy which emphasizes an ongoing role for former owners, management and key personnel of acquired businesses, as well as meaningful equity positions for these individuals which will enable them to participate in the Company's growth;
(iii) the Company's increased visibility and access to financial resources as a public company and (iv) the potential for increased profitability of the acquired company due to purchasing economies, inventory management, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

   The Company believes the management of the acquired businesses has been and will continue to be instrumental in identifying and completing future acquisitions. Certain of the former owners of the acquired businesses have recently completed acquisitions, which has given them valuable acquisition experience. Moreover, several of the principals of the Acquired Companies currently have leadership roles in industry trade associations, which has enabled these individuals to become personally acquainted with the owners of numerous acquisition targets across the country. The Company expects that the leadership of these individuals and the increased visibility of the Company within the industry will increase the awareness of, and interest of acquisition candidates with respect to, the Company and its acquisition program.

   As consideration for future acquisitions, the Company intends to use various combinations of cash, notes and its Common Stock. The consideration for each future acquisition will vary on a case-by-case basis, with the major factors in establishing the purchase price being historical operating results, future prospects of the target and the ability of the target to complement the services offered by the Company.

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

   The Company buys steel and aluminum from integrated mills and mini-mills and specialty metals from foundries. The Company purchases its raw materials in anticipation of projected customer requirements based on interaction with, and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of steel, aluminum and specialty metals in standard sizes and configurations to large volume purchasers. For example, flat rolled steel is normally sold by mills in coils typically weighing between forty and fifty thousand pounds. The Company processes the metals to the precise thickness, length, width, shape, temper and surface quality specified by its customers. Value-added processes provided by the Company include:

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

   o  SAWING -- the cutting to length of bars, tubular goods and beams.

   o PICKLING -- a chemical treatment to improve surface quality by removing the surface oxidation and scale which develops on the metal shortly after it is hot-rolled.

   o  TEE-SPLITTING -- the splitting of metal beams.

   o PLATE FORMING AND ROLLING -- the forming and bending of plates to cylindrical or regular specification.

   o EDGE TRIMMING -- a process which removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

   o CAMBERING -- the bending of structural steel to improve load-bearing capabilities.

   Additional capabilities of the Company include applications engineering and a variety of other value added processes such as blasting, painting and custom machining. Using these capabilities, the Company uses processed metals to manufacture higher-value components, such as finished building products, and machines specialty metals into such items as bushings, pump parts and hydraulic cylinder parts.

   Once an order is received, the appropriate inventory is selected and scheduled for processing in accordance with the customer's requirements and specified delivery date. Orders are monitored by the Company's computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material. The Company's computer systems record the source of all metal shipped to customers. This enables the Company to identify the source of any metal which later is shown not to meet industry standards or that fails during or after manufacture. This capability is important to the Company's customers as it allows them to assign responsibility for non-conforming or defective metal to the mill or foundry that produced the metal. Many of the products and services provided by the Company can be ordered and tracked through EDI, a sophisticated electronic network that directly connects the Company's computer system to those of its customers.

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

   While the Company ships products throughout the United States, most of its customers are located within a 200-mile radius of the Company's facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. The Company transports most of its products directly to its customers either through common or contract trucking companies or with its own trucks for short-distance and/or multi-stop deliveries.

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

   The Company has quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability. Thirteen of the Company's subsidiaries have facilities with International Standards Organization ("ISO") 9002 certification while several others are actively working on their certification. Management believes that the Company's emphasis on quality assurance is a distinct competitive advantage and is increasingly important to customers seeking to establish relationships with their key suppliers.

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

SALES AND MARKETING; CUSTOMERS

   The Company believes that its commitment to consistent quality, service and just-in-time delivery has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program. The Company's sales and marketing program focuses on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of the Company's inventory management, processing, just-in-time delivery and other services. The typical target customer carries a significant inventory of unprocessed metal and performs most of its own processing. The Company uses a variety of methods to identify these target customers, including the use of databases, telemarketing, direct mail and participation in manufacturers' trade shows. Customer referrals and the knowledge of the Company's sales force about regional end-users also result in the identification of target customers. Once a target customer is identified, the Company's "outside" salespeople assume responsibility for visiting the appropriate person at the target, typically the purchasing manager or manager of operations. The Company's salesperson seeks to explain the potential cost savings achievable through the Company's services and the Company's commitment to service and quality.

   The Company employs a sales force consisting of "inside" and "outside" salespeople. "Inside" salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Increasingly, these "inside" salespeople have been given responsibility for telemarketing to target customers. The Company's "outside" sales force is primarily responsible for identifying target customers and calling on them to explain the Company's services. The sales force is trained and knowledgeable about the characteristics and applications of various metals and applications as well as the manufacturing methods employed by the Company's customers. The Company believes that its high level of interaction with its customers provides it with meaningful feedback and information about sales opportunities. For example, the Company has shown customers that a component of a machine (such as hydraulic cylinder parts) would be less expensive and more effective if manufactured from Dura-Bar, a continuous cast iron product which is a registered trademark of Wells Manufacturing Company, Dura-Bar Division, because Dura-Bar has greater machinability and improved application performance characteristics.

   Nearly all sales by the Company are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends the Company and several competitors a list of products required and the Company submits a bid on each product.

   The Company has a diverse customer base of more than 60,000 customers, with no single customer accounting for more than 1 1/2% of the Company's revenues in 1998. The Company believes that its long-term relationships with many of its customers contribute significantly to its success.

COMPETITION

   The Company is engaged in a highly-fragmented and competitive industry. Competition is based primarily on price, quality, service, timeliness and geographic proximity. The Company competes with a large number of other metals processors/service centers on a regional and local basis, some of which may have greater financial resources than the Company, and several of which are publicly-held companies. The Company also competes to a lesser extent with primary metals producers, who typically sell directly only to very large customers requiring regular shipments of large volumes of metals. The Company may also face competition for acquisition candidates from these public companies, most of whom have acquired a number of metals service center businesses during the past decade. Other smaller metals processors/service centers may also seek acquisitions from time to time.

   The Company believes that it will be able to compete effectively because of its significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale. The Company intends to seek to differentiate itself from its competition in terms of service and quality by investing in systems and equipment, training and offering a broad range of products and services as well as through its entrepreneurial culture and decentralized operating structure.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

   The Company's operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials the Company uses in its operations include lubricants, cleaning solvents and hydrochloric acid (used in pickling operations at two of its facilities).

   The Company's management believes that the Company is in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties owned or leased by the Company are located in areas with a history of heavy industrial use, three of which are on or near sites listed on the CERCLA National Priority List. The Company believes that a number of its leased properties are located in or near industrial or light industrial use areas; and accordingly, may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, the Company is not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, there can be no assurance that the Company may subsequently be notified of such claims with respect to its existing leased or owned properties in the future.

   Prior to entering into any agreements with an acquisition target, the Company evaluates the properties owned or leased by the target and engages an independent environmental consulting firm to conduct or review assessments of environmental conditions at each property. Although no environmental claims have been made against the Company and it has not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that the Company could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, the Company could incur substantial litigation costs to prove that it is not responsible for the environmental damage. The Company has obtained limited indemnities from the former stockholders of the Acquired Companies whose facilities are located at or near contaminated sites. The Company believes that these indemnities will be adequate to protect it from a material adverse effect on its consolidated financial condition, results of operations or liquidity, should the Company be held responsible for a share of any clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and there can be no assurance that these limited indemnities will fully protect the Company.

MANAGEMENT INFORMATION SYSTEMS

   Each of the businesses acquired operates a management information system that is used to purchase, monitor and allocate inventory throughout its production facilities. The Company believes that these systems enable it to manage inventory costs effectively and to achieve appropriate inventory turnover rates. Many of these systems also include computerized order entry, sales analysis, inventory status, work-in-process status, bar-code tracking, invoicing and payment. These systems are designed to improve productivity for both the Company and its customers. Nine of the Company's subsidiaries use EDI, through which they offer their customers a paperless process for order entry, shipment tracking, customer billing, remittance processing and other routine matters. In addition, several of the Company's subsidiaries have computer-aided drafting systems that control equipment used to perform some metals processing functions.

EMPLOYEES

   As of March 15, 1999, the Company employed a total of approximately 4,000 persons. Approximately 600 employees at 19 sites were members of one of six unions: the United Steelworkers of America; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; Local 40 of the Glass, Molders, Pottery, Plastic & Allied Workers International Union; United Auto Workers; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. The Company's relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at one facility, which involved 28 employees and lasted 10 days. The Company is currently a party to 19 collective bargaining agreements which expire at various times.

Collective bargaining agreements expiring in 1999, 2000, 2001 and 2002 cover 99, 40, 137 and 222 employees, respectively. Historically, the Company has succeeded in negotiating new collective bargaining agreements without a strike.

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

RISK MANAGEMENT, INSURANCE AND LITIGATION

   The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company maintains general liability insurance and liability insurance for bodily injury and third-party property damage and workers' compensation coverage which it considers sufficient to insure against these risks.

   From time to time, the Company is a party to litigation arising in the ordinary course of its business, most of which involves claims for personal injury or property damage incurred in connection with its operations. The Company is not currently involved in any litigation that it believes will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

SAFETY

   The Company intends to provide an accident-free workplace and is committed to continuing and improving upon each facilities' focus and emphasis on safety in the workplace. The Company currently has a number of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safe work procedures. The Company is actively working on and implementing a comprehensive "best practices" safety program throughout its operations to ensure that all employees comply with safety standards established by the Company, its insurance carriers and federal, state and local laws and regulations. This program is being led by Mr. Mark Alper, a Vice President and Director of the Company, with the assistance of each of the Company's product group presidents, executive officers and industry consultants with expertise in workplace safety.

ITEM 2.  PROPERTIES

   The Company operates a number of metals processing facilities in the Heavy Carbon, Flat Rolled and Specialty Metals Groups that are used to receive, warehouse, process and ship metals. These facilities use various metals processing and materials handling machinery and equipment. The Company's Aluminum Building Products Group operates several facilities where it processes metals into various building products. These service center facilities are as follows:

                                                                     SQUARE      OWNED/
                                          LOCATION                   FOOTAGE     LEASED
                                          --------                   -------     ------
HEAVY CARBON GROUP
Faitoute .........................  Newark, New Jersey                  81,000   Leased
Interstate .......................  Philadelphia, Pennsylvania          70,000   Leased
                                    Philadelphia, Pennsylvania         120,000   Leased
                                    Baltimore, Maryland                 65,000   Leased
                                    Ambridge, Pennsylvania             133,000   Leased
Intsel ...........................  Dallas, Texas                      104,000   Owned
                                    Houston, Texas                     216,000   Owned
                                    Lafayette, Louisiana                32,000   Owned
                                    San Antonio, Texas                  89,000   Owned
                                    Tulsa, Oklahoma                     53,000   Leased
Jeffreys .........................  Birmingham, Alabama                125,000   Owned
                                    Mobile, Alabama                    214,000   Owned
                                    Muscle Shoals, Alabama             104,000   Owned
                                    Attalla, Alabama                    53,000   Owned
                                    Columbus, Mississippi               45,000   Owned
                                    Kenner, Louisiana                   61,000   Owned
                                    Oakwood, Georgia                   206,000   Owned
                                    Jacksonville, Florida               60,000   Owned
                                    Lakeland, Florida                  120,000   Owned
                                    Fort Lauderdale, Florida            27,000   Leased
Levinson ........................   Ambridge, Pennsylvania             130,000   Leased
                                    Camden, New Jersey                 104,000   Leased
                                    Greenville, Kentucky                33,000   Owned
                                    Seekonk, Massachusetts             115,000   Owned
                                    York, Pennsylvania                 109,000   Leased
Queensboro ......................   Wilmington, North Carolina         178,000   Leased
                                    Wilmington, North Carolina*         45,000   Owned
                                    Greensboro, North Carolina*        115,000   Owned
                                    Chesapeake, Virginia                62,000   Leased
RJ Industries ...................   Milwaukee, Wisconsin                31,000   Leased
                                    Schofield, Wisconsin                16,000   Leased
Sierra Pacific ..................   Haywood, California                 64,500   Leased
Steel Manufacturing .............   Kansas City, Missouri              120,000   Leased
Uni-Steel .......................   Enid, Oklahoma                     112,000   Leased
                                    Muskogee, Oklahoma                 134,000   Leased
Wilkof ..........................   Canton, Ohio                       100,000   Leased
Williams ........................   Milwaukee, Wisconsin               137,000   Leased

FLAT ROLLED GROUP
Affiliated ......................   Granite City, Illinois             300,000   Leased
                                    Madison, Illinois                  150,000   Owned
                                    Butler, Indiana                    200,000   Owned
Forest ..........................   Forest, Virginia                    50,000   Leased

                                                                     SQUARE      OWNED/
                                          LOCATION                   FOOTAGE     LEASED
                                          --------                   -------     ------
Fullerton .......................   Northbrook, Illinois               182,000   Owned
                                    Minneapolis, Minnesota              20,000   Owned
Geneva ..........................   Youngstown, Ohio                    83,000   Leased
Krohn ...........................   Springfield, Ohio                   60,000   Owned
Service Systems .................   Horicon, Wisconsin*                103,000   Leased
Wayne ...........................   Wooster, Ohio*                     140,000   Owned
                                    Randleman, North Carolina*         110,000   Owned
                                    Jeffersonville, Indiana*            90,000   Owned
                                    Walker, Michigan                    50,000   Leased

SPECIALTY METALS GROUP
Federal Bronze ..................   Newark, New Jersey                  41,000   Leased
Flagg ...........................   St. Louis, Missouri                 19,000   Leased
Harvey ..........................   Santa Monica, California            50,000   Leased
Independent .....................   Germantown, Wisconsin               90,000   Owned
                                    New Hope, Minnesota                 19,000   Leased
                                    Broadview, Illinois                 61,000   Leased
                                    Orlando, Florida                    23,000   Leased
Industrial ......................   Mokena, Illinois                    21,000   Leased
Meier ...........................   Hazel Park, Michigan                73,000   Owned
                                    Broadview, Illinois                 21,000   Owned
                                    Moraine, Ohio                       21,000    Owned
                                    Greensboro, North Carolina          52,000   Leased
                                    Kentwood, Michigan                  12,000   Leased
                                    Cleveland, Ohio                     12,000   Leased
Metalmart .......................   Whittier, California                42,000   Leased
Pacific .........................   Billings, Montana                   10,000   Leased
                                    Boise, Idaho                        26,000   Leased
                                    Eugene, Oregon                      33,000   Owned
                                    Portland, Oregon                   111,000   Leased
                                    Spokane, Washington                 49,000   Owned
                                    Tukwila, Washington                 80,000   Owned
Professional ....................   Liberty, Missouri                   84,000   Leased
                                    Wichita, Kansas                     11,000   Leased
Southern Alloy ..................   Salisbury, North Carolina           24,000   Leased

ALUMINUM BUILDING PRODUCTS GROUP
ABS .............................   Leesburg, Florida                   60,000   Leased
National ........................   Kansas City, Missouri               58,000   Leased
Royal ...........................   Leesburg, Florida                   69,000   Owned
                                    Leesburg, Florida                   76,000   Leased
                                    Irmo, South Carolina                38,000   Leased
Texas Aluminum/Cornerstone ......   Houston, Texas                     165,000   Owned
                                    Houston, Texas                     220,000   Leased
                                    Las Vegas, Nevada                   42,000   Leased
                                    Ontario, California                 11,000   Leased
                                    Tempe, Arizona                      24,000   Leased
                                    Rancho Cordova, California          24,000   Leased
Valley ..........................   Phoenix, Arizona                   111,000   Leased
                                    Las Vegas, Nevada                   39,000   Leased
Western .........................   Pacific, Washington                 24,000   Leased

-----------
* These facilities are subject to liens with respect to certain debt agreements.

   In addition to the service center facilities listed above, the Company's Aluminum Building Products Group also operates 40 sales and distribution centers throughout the western, southwestern and southeastern United States. These facilities, which are all leased, range in size from 5,500 square feet to 50,000 square feet. Many of the Company's facilities are capable of being used at higher capacities, if necessary. The Company is planning to expand two of its existing facilities over the next 12 months. The Company believes that its facilities after the planned expansions will be adequate for the expected needs of its existing businesses over the next several years.

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

                                 P A R T   II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The Company's Common Stock has traded on The New York Stock Exchange since July 11, 1997. The following table sets forth the high and low sale prices for the Common Stock for the period from July 11, 1997, the date of the IPO, through March 23, 1999.

                                                            HIGH          LOW
                                                            ----          ---
1997:
       July 11, 1997 to September 30, 1997 ...........     $16.00        $10.00
       October 1, 1997 to December 31, 1997 ..........     $16.50        $13.38
1998:
       January 1, 1998 to March 31, 1998 .............     $19.25        $14.00
       April 1, 1998 to June 30, 1998 ................     $20.13        $16.50
       July 1, 1998 to September 30, 1998 ............     $18.00        $ 8.75
       October 1, 1998 to December 31, 1998 ..........     $11.00        $ 6.56
1999:
       January 1, 1999 to March 23, 1999 .............     $10.50        $ 8.13

   The Company believes there are approximately 2,100 stockholders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data." The historical consolidated financial information for the fiscal years ended 1994 through 1998 reflects the historical financial statements of Metals USA, restated for the effects of the business combinations with Jeffreys, Wayne and Krohn which were accounted for as "poolings-of-interests," and the remaining Acquired Companies from their respective acquisition dates.

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

                                                                             YEARS ENDED DECEMBER 31,(1)
                                                                 ----------------------------------------------
                                                                   1998        1997     1996     1995     1994
                                                                 --------     ------   ------   ------   ------
                                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
  Net sales .................................................    $1,498.8     $537.6   $265.6   $260.9   $235.7
  Cost of sales .............................................     1,135.1      414.9    204.0    204.7    185.0
  Operating and delivery ....................................       145.8       53.7     25.4     22.0     19.6
  Selling, general and administrative .......................       104.7       41.1     21.4     15.6     14.0
  Depreciation and amortization .............................        16.4        5.6      3.7      3.0      2.4
  Operating income ..........................................        96.8       22.3     11.1     15.6     14.7
  Interest expense ..........................................        30.9        5.0      1.8      2.4      1.8
  Other income ..............................................        (1.6)       (.5)     (.6)     (.5)     (.5)
  Income before income taxes ................................        67.5       17.8      9.9     13.7     13.4
  Net income ................................................        40.0        7.5      4.5      8.1      8.2
  Earnings per share ........................................    $   1.09     $  .33   $  .38   $  .86   $  .87
  Earnings per share -- assuming dilution ...................    $   1.07     $  .33   $  .38   $  .86   $  .87
  Number of common shares used in the per
    share calculations:
      Earnings per share ....................................        36.7       22.5     11.8      9.4      9.4
      Earnings per share -- assuming dilution ...............        37.3       22.9     11.8      9.4      9.4

                                                                             YEARS ENDED DECEMBER 31,(1)
                                                                 ----------------------------------------------
                                                                   1998        1997     1996     1995     1994
                                                                 --------     ------   ------   ------   ------
                                                                                    (IN MILLIONS)
BALANCE SHEET DATA:
  Working capital ...........................................    $  407.4     $191.5   $ 51.6   $ 53.2   $ 47.2
  Total assets ..............................................     1,019.5      479.1    107.3    100.1     99.0
  Long-term debt, less current portion ......................       502.6      167.1     24.6     31.4     23.2
  Stockholders' equity ......................................       341.6      226.5     57.5     50.1     43.3
  Dividends declared(2) .....................................        --         --       --       --       --

-------------
(1) As a result of the merger with Metals USA, Jeffreys changed its fiscal year to December 31 beginning January 1, 1996, to conform to the fiscal periods of Metals USA and the other Acquired Companies. The historical financial information of Jeffreys for the years ended July 31, 1995 and 1994 have been included in the Company's consolidated financial statements for the years ended December 31, 1995 and 1994.

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

INTRODUCTION

   The Company's net sales are derived from the processing of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. Most of the metal sold by the Company is processed in some form. The Company processes various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Additionally, certain of the Acquired Companies manufacture finished building products for commercial and residential applications and machine certain specialty metals. See Item 1."Business" for further discussion of the Company's organization and business plan.

   During 1996 and the first half of 1997, the Company sold an aggregate of 1,385,500 shares of Common Stock to management of and consultants to the Company for $0.01 per share. Accordingly, the Company recorded a compensation charge of $3.6 million in 1996 and $6.0 million in the first half of 1997 representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined, (the "Compensation Charge"). The Compensation Charge has not been allocated to the Company's segments; accordingly, it is included in the following table in "Corporate, Eliminations and Other."

RESULTS OF OPERATIONS

 SEGMENT RESULTS

                                                                              FISCAL YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                                    OPERATING            OPERATING
                                                NET                 COSTS AND              INCOME                  CAPITAL
                                               SALES        %       EXPENSES      %        (LOSS)       %       EXPENDITURES    %
                                              --------   ------     --------    ------     ------    --------   ------------  ------
1998:                                                                              (DOLLARS IN MILLIONS)
Heavy Carbon ..............................   $  598.8     40.0%    $  555.1      39.6%    $ 43.7        45.1%     $ 11.9      47.1%
Flat Rolled ...............................      445.4     29.7%       419.8      29.9%      25.6        26.4%        8.2      32.4%
Specialty Metals ..........................      371.2     24.8%       343.8      24.5%      27.4        28.3%        3.4      13.4%
Aluminum Building Products ................       93.4      6.2%        84.1       6.0%       9.3         9.6%        1.7       6.7%
Corporate, eliminations and other .........      (10.0)     (.7)%        (.8)       --%      (9.2)       (9.4)%        .1        .4%
                                              --------   ------     --------    ------     ------    --------      ------    ------
   Total ..................................   $1,498.8    100.0%    $1,402.0     100.0%    $ 96.8       100.0%     $ 25.3     100.0%
                                              ========   ======     ========    ======     ======    ========      ======    ======
1997:
Heavy Carbon ..............................   $  234.2     43.6%    $  221.2      42.9%    $ 13.0        58.3%     $  4.8      25.7%
Flat Rolled ...............................      237.8     44.2%       223.9      43.5%      13.9        62.3%       12.1      64.7%
Specialty Metals ..........................       41.5      7.7%        37.8       7.3%       3.7        16.6%        1.0       5.3%
Aluminum Building Products ................       24.1      4.5%        21.7       4.2%       2.4        10.8%         .5       2.7%
Corporate, eliminations and other .........       --         --%        10.7       2.1%     (10.7)      (48.0)%        .3       1.6%
                                              --------   ------     --------    ------     ------    --------      ------    ------
   Total ..................................   $  537.6    100.0%    $  515.3     100.0%    $ 22.3       100.0%     $ 18.7     100.0%
                                              ========   ======     ========    ======     ======    ========      ======    ======
1996:
Heavy Carbon ..............................   $  134.4     50.6%    $  127.8      50.2%    $  6.6        59.5%     $  3.7      55.2%
Flat Rolled ...............................      131.2     49.4%       123.1      48.4%       8.1        73.0%        3.0      44.8%
Corporate, eliminations and other .........       --         --%         3.6       1.4%      (3.6)      (32.5)%      --          --%
                                              --------   ------     --------    ------     ------    --------      ------    ------
    Total .................................   $  265.6    100.0%    $  254.5     100.0%    $ 11.1       100.0%     $  6.7     100.0%
                                              ========   ======     ========    ======     ======    ========      ======    ======

 SEGMENT RESULTS -- 1998 COMPARED TO 1997

   HEAVY CARBON STEEL GROUP. Net sales increased $364.6 million, or 155.7%, from $234.2 million in 1997 to $598.8 million in 1998. The net sales attributable to the 1998 acquisitions contributed $199.7 million of the increase. Average realized prices for steel products increased approximately 1.0% in 1998 compared to 1997. Material shipments increased 153.3% in 1998 compared to 1997. Acquisitions completed during 1998 accounted for 56.9% of the increase. Operating costs and expenses increased $333.9 million, or 150.9%, from $221.2 million in 1997 to $555.1 million in 1998. Operating costs and expenses as a percentage of net sales decreased from 94.4% in 1997 to 92.7% in 1998. This percentage decrease was primarily the allocation of fixed costs over a higher volume of net sales. Operating income increased by $30.7 million, or 236.2%, from $13.0 million in 1997 to $43.7 million in 1998. Operating income as a percentage of net sales increased from 5.6% in 1997 to 7.3% in 1998. This percentage increase was due to higher average realized prices and the allocation of fixed costs over a higher volume of net sales.

   FLAT ROLLED STEEL GROUP. Net sales increased $207.6 million, or 87.3%, from $237.8 million in 1997 to $445.4 million in 1998. The net sales attributable to the 1998 acquisitions contributed $88.7 million of the increase. Average realized prices for steel products increased approximately 2.6% in 1998 compared to 1997. Material shipments increased 82.3% in 1998 compared to 1997. Acquisitions completed during 1998 accounted for 29.6% of the increase. Costs and expenses increased $195.9 million, or 87.5%, from $223.9 million in 1997 to $419.8 million in 1998. Operating costs and expenses were stable as a percentage of net sales, increasing marginally from 94.2% in 1997 to 94.3% in 1998.

Operating income increased by $11.7 million, or 84.2%, from $13.9 million in 1997 to $25.6 million in 1998. Operating income as a percentage of net sales decreased marginally from 5.8% in 1997 to 5.7% in 1998.

   SPECIALTY METALS GROUP. Net sales increased $329.7 million, or 794.5%, from $41.5 million in 1997 to $371.2 million in 1998. The net sales attributable to the 1998 acquisitions contributed $202.9 million of the increase. Costs and expenses increased $306.0 million, or 809.5%, from $37.8 million in 1997 to $343.8 million in 1998. Operating costs and expenses as a percentage of net sales increased from 91.1% in 1997 to 92.6% in 1998. This percentage increase was primarily due to lower realized prices in certain product groups. Operating income increased by $23.7 million, or 640.5%, from $3.7 million in 1997 to $27.4 million in 1998. This increase was principally due to the majority of the 1998 acquisitions having been acquired during the first half of the year. Operating income as a percentage of net sales decreased from 8.9% in 1997 to 7.4% in 1998. This percentage decrease was due to lower realized prices in certain product groups.

   ALUMINUM BUILDING PRODUCTS. Net sales increased $69.3 million, or 287.6%, from $24.1 million in 1997 to $93.4 million in 1998. The increase in net sales is principally due to the 1998 Acquisitions. Operating costs and expenses increased $62.4 million, or 287.6%, from $21.7 million in 1997 to $84.1 million in 1998. Operating costs and expenses as a percentage of net sales was unchanged at 90.0% for both periods. Operating income increased by $6.9 million, or 287.5%, from $2.4 million in 1997 to $9.3 million in 1998. This increase was principally due to 1998 acquisitions and to 1998 being a full year of operations for the 1997 acquired companies. Operating income as a percentage of net sales was unchanged at 10.0% for both periods.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $1.5 million, or 14.0%, from $10.7 million in 1997 to $9.2 million in 1998. This decrease was principally due to a reduction in general and administrative expense attributable to the elimination of the $6.0 million Compensation Charge the Company incurred in 1997, offset by the additional general and administrative costs for a full year in 1998 compared to the period from July 11, 1997 (date of the IPO) through December 31, 1997 together with the $2.6 million non-recurring charge associated with the termination of the Jeffrey's Employee Stock Ownership Plan ("ESOP") in 1998.

 SEGMENT RESULTS --1997 COMPARED TO 1996

   HEAVY CARBON STEEL GROUP. Net sales increased $99.8 million, or 74.3%, from $134.4 million in 1996 to $234.2 million in 1997. The net sales attributable to the 1997 acquisitions contributed $110.9 million of the increase. Average realized prices for steel products increased approximately 5.0% in 1997 compared to 1996. Material shipments increased 65.8% in 1997 compared to 1996. Acquisitions completed during 1997 accounted for all of the increase. Costs and expenses increased $93.4 million, or 73.1%, from $127.8 million in 1996 to $221.2 million in 1997. Operating costs and expenses as a percentage of net sales decreased from 95.1% in 1996 to 94.4% in 1997. Operating income increased by $6.4 million, or 97.0%, from $6.6 million in 1996 to $13.0 million in 1997. Operating income as a percentage of net sales increased from 4.9% in 1996 to 5.6% in 1997. This percentage increase was due to higher average realized prices and the allocation of fixed costs over a higher volume of net sales.

   FLAT ROLLED STEEL GROUP. Net sales increased $106.6 million, or 81.3%, from $131.2 million in 1996 to $237.8 million in 1997. The net sales attributable to the 1997 acquisitions contributed $74.1 million of the increase. Material shipments increased 99.5% in 1997 compared to 1996. Acquisitions completed during 1997 accounted for 67.6% of the increase. Costs and expenses increased $100.8 million, or 81.9%, from $123.1 million in 1996 to $223.9 million in 1997.
Operating costs and expenses as a percentage of net sales increased from 93.8% in 1996 to 94.2% in 1997. This percentage increase was primarily due to higher cost of raw materials. Operating income increased by $5.8 million, or 71.6%, from $8.1 million in 1996 to $13.9 million in 1997. Operating income as a percentage of net sales decreased from 6.2% in 1996 to 5.8% in 1997. This percentage decrease was due to higher raw material costs.

   SPECIALTY METALS GROUP. Prior to the IPO in July 1997 the Company did not have any operations attributable to the Specialty Metals Group.

   ALUMINUM BUILDING PRODUCTS. Prior to the IPO in July 1997 the Company did not have any operations attributable to the Aluminum Building Products.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. Operating loss increased by $7.1 million, or 197.2%, from $3.6 million in 1996 to $10.7 million in 1997. This increase was principally due to an increased Compensation Charge the Company incurred in 1997 of $6.0 million compared to $3.6 million in 1996 together with the additional general and administrative costs for the period from July 11, 1997 (date of the IPO) through December 31, 1997.

 CONSOLIDATED RESULTS

   The following historical financial information reflects the historical financial statements of Metals USA, restated for the effects of the business combinations with Jeffreys, Wayne and Krohn accounted for as "poolings-of-interests" and the remaining Acquired Companies from their respective acquisition dates.

                                                                            YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------
                                                1998              %           1997           %            1996            %
                                              --------        --------      --------      --------      --------      --------
                                                                             (DOLLARS IN MILLIONS)
Net sales ................................    $1,498.8           100.0%     $  537.6         100.0%     $  265.6         100.0%
Operating costs and expenses:
Cost of sales ............................     1,135.1            75.7%        414.9          77.2%        204.0          76.8%
Operating and delivery ...................       145.8             9.7%         53.7          10.0%         25.4           9.6%
Selling, general and administrative ......       104.7             7.0%         41.1           7.6%         21.4           8.1%
Depreciation and amortization ............        16.4             1.1%          5.6           1.0%          3.7           1.4%
                                              --------        --------      --------      --------      --------      --------
Operating income .........................        96.8             6.5%         22.3           4.2%         11.1           4.1%
Interest expense .........................        30.9             2.1%          5.0           1.0%          1.8            .6%
Other (income) expense ...................        (1.6)            (.1)%         (.5)          (.1)%         (.6)          (.2)%
                                              --------        --------      --------      --------      --------      --------
Income before income taxes ...............        67.5             4.5%         17.8           3.3%          9.9           3.7%
                                              ========        ========      ========      ========      ========      ========

 RESULTS FOR 1998 COMPARED TO 1997

   NET SALES. Net sales increased $961.2 million, or 178.8%, from $537.6 million in 1997 to $1,498.8 million in 1998. The increase in net sales was principally due to acquisitions. Average realized prices for steel products increased in 1998 compared to 1997. See "-- Segment Results" for additional information.

   COST OF SALES. Cost of sales increased $720.2 million, or 173.6%, from $414.9 million in 1997 to $1,135.1 million in 1998. The increase in cost of sales was principally due to the business acquisitions described above. As a percentage of net sales, cost of sales decreased from 77.2% in 1997 to 75.7% in 1998. This percentage decrease was principally due to lower cost of raw materials.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $92.1 million, or 171.5%, from $53.7 million in 1997 to $145.8 million in 1998. The increase in operating and delivery expenses was principally due to the business acquisitions described above. As a percentage of net sales, operating and delivery expenses decreased from 10.0% in 1997 to 9.7% in 1998. This percentage decrease was primarily due to the allocation of fixed costs over a higher volume of net sales.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $63.6 million, or 154.7%, from $41.1 million in 1997 to $104.7 million in 1998. This increase in selling, general and administrative expenses was primarily attributable to the business acquisitions described above. As a percentage of net sales, selling, general and administrative expenses decreased from 7.6% in 1997 to 7.0% in 1998. Excluding the effect of the non-recurring, non-cash Compensation Charge of $6.0 million in 1997 and the non-recurring charge of $2.6 million attributable to the termination of the ESOP in 1998, as a percentage of net sales, selling, general and administration expenses increased from 6.5% in 1997 to 6.8% in 1998. This percentage increase was primarily due to increased compensation and other costs associated with a full year of corporate expense in 1998.

   OPERATING INCOME. Operating income increased $74.5 million, or 334.1%, from $22.3 million in 1997 to $96.8 million in 1998. The increase in operating income was primarily attributable to the business acquisitions described above, offset by the $6.0 million Compensation Charge described in the preceding paragraph. As a percentage of net sales, operating income increased from 4.2% in 1997 to 6.5% in 1998.

   INTEREST EXPENSE. Interest expense increased $25.9 million, from $5.0 million in 1997 to $30.9 million in 1998. The increase in interest expense was due to increased borrowings in connection with the business acquisitions described above and the increased interest expense associated with the Company's 8 5/8% $200.0 Senior Subordinated Notes due 2008 (the "Notes").

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

 RESULTS FOR 1997 COMPARED TO 1996

   NET SALES. Net sales increased $272.0 million, or 102.4%, from $265.6 million in 1996 to $537.6 million in 1997. The increase in net sales was principally due to acquisitions of the Founding Companies on July 11, 1997 and the purchase acquisitions of Harvey, Meier and Federal Bronze on September 26, 1997. Average realized prices for steel products declined in 1997 compared to 1996. See "-- Segment Results" for additional information.

   COST OF SALES. Cost of sales increased $210.9 million, or 103.4%, from $204.0 million in 1996 to $414.9 million in 1997. The increase in cost of sales was principally due to the business acquisitions described above. As a percentage of net sales, cost of sales increased from 76.8% in 1996 to 77.2% in 1997. This percentage increase was due to higher cost of raw materials.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $28.3 million, or 111.4%, from $25.4 million in 1996 to $53.7 million in 1997. The increase in operating and delivery expenses was principally due to the business acquisitions described above. As a percentage of net sales, operating and delivery expenses increased from 9.6% in 1996 to 10.0% in 1997. This percentage increase was primarily due to higher transportation costs to support an expanding market area.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $19.7 million, or 92.1%, from $21.4 million in 1996 to $41.1 million in 1997. This increase in selling, general and administrative expenses was primarily attributable to the business acquisitions described above. Additionally, the Company recorded a Compensation Charge of $3.6 million and $6.0 million in 1996 and 1997, respectively. As a percentage of net sales, selling, general and administrative expenses decreased from 8.1% in 1996 to 7.6% in 1997. This percentage decrease was primarily due to the Compensation Charge as a percentage of net sales being less for 1997 than for 1996. Excluding the effect of the Compensation Charges recorded in 1996 and 1997, as a percentage of net sales, selling, general and administrative expenses decreased from 6.7% in 1996 to 6.5% in 1997. This percentage decrease was primarily due to the allocation of fixed costs over a higher volume of net sales.

   OPERATING INCOME. Operating income increased $11.2 million, or 100.9%, from $11.1 million in 1996 to $22.3 million in 1997. The increase in operating income was primarily attributable to the business acquisitions described above, offset by the $6.0 million Compensation Charge described in the preceding paragraph. As a percentage of net sales, operating income increased from 4.1% in 1996 to 4.2% in 1997.

   INTEREST EXPENSE. Interest expense increased $3.2 million, or 177.8%, from $1.8 million in 1996 to $5.0 million in 1997. The increase in interest expense was due to increased borrowings in connection with the business acquisitions described above.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit), the non-deductibility of the Compensation Charge and the amortization of goodwill attributable to certain acquisitions.

 LIQUIDITY AND CAPITAL RESOURCES

   Beginning with the IPO on July 11, 1997, and through March 23, 1999, the Company has completed a number of financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included a public equity offering of Common Stock which resulted in net proceeds of $58.3 million, the sale of $200.0 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "Notes"), the establishment of a $350.0 million revolving credit facility with a group of commercial banks (the "Credit Facility") and the implementation of a $100.0 million trade receivable securitization facility.

   At December 31, 1998, the Company had cash of $9.3 million, working capital of $407.4 million and total debt of $506.6 million. At December 31, 1997, the Company had cash of $7.3 million, working capital of $191.5 million and total debt of $174.3 million. As of December 31, 1998 and March 23, 1999, the Company had $80.0 million and $155.0 million, respectively, of borrowing availability under the Credit Facility. The Company anticipates that its cash flow from operations will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years, exclusive of acquisition requirements. The Company intends to retain all its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the next several years. In addition, the Company's Credit Facility and the indenture governing the Notes (the "Indenture") include restrictions on the ability of the Company to pay dividends.

   The Company used $10.8 million and generated $4.3 million in net cash from operating activities for 1998 and 1997, respectively. Net cash used in investing activities was $211.2 million and $85.9 million for 1998 and 1997, respectively. The principal use of cash during 1998 and 1997 was to fund the cash portion of the acquisition cost for the Acquired Companies. Net cash provided by financing activities was $224.0 million and $86.5 million for 1998 and 1997, respectively. Cash provided by financing activities during 1998 was $200.0 million from the sale of the Notes and borrowings under the Credit Facility. The cash provided by financing activities consisted primarily of the net proceeds from the sale of Common Stock of $58.3 million in 1997 and borrowings under the revolving credit facility in 1997.

 INVESTING ACTIVITIES

   Concurrent with the completion of the IPO, Metals USA acquired the Founding Companies for approximately $27.8 million in cash, 10,128,609 shares of Common Stock and the assumption of indebtedness of $92.6 million. Following the IPO, the Company acquired seven additional metal processing companies during 1997, of which Jeffreys and Wayne were accounted for using the "pooling-of-interests" method of accounting for business combinations. During 1998, the Company acquired twenty-six additional businesses all of which were accounted for using the "purchase" method of accounting, except for Krohn which was accounted for using the "pooling-of-interests" method. The aggregate consideration paid in connection with these acquisitions was approximately $244.3 million in cash, 16,513,989 shares of Common Stock, the issuance of notes of approximately $3.6 million and the assumption of indebtedness of approximately $143.6 million.

   The Company intends to continue to actively pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional Common Stock, borrowings, including use of amounts available under its Credit Facility, accounts receivable securitization facility and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

 FINANCING ACTIVITIES

   In July 1997, the Company completed its IPO of 5,900,000 shares of Common Stock for which it received net proceeds of approximately $50.1 million. The Company used a portion of the Credit Facility together with the net proceeds from the IPO to retire substantially all of the indebtedness of the Founding Companies. Additionally, on August 12, 1997, the Company sold 885,000 shares of its Common Stock pursuant to the overallotment option granted to the underwriters in connection with the IPO for net proceeds of $8.2 million. The Company used the net proceeds from the exercise of the overallotment option to repay borrowings on its revolving credit facility and for other corporate purposes.

   Concurrent with the IPO, the Company obtained a $150.0 million revolving credit facility which was used to fund acquisitions, refinance certain indebtedness of the acquired companies and for general corporate and working capital requirements. The closing of an extension and modification of the Credit Facility on February 11, 1998 provided for up to $300.0 million of borrowings. On November 25, 1998 the Company amended the Credit Facility to provide for an additional $50.0 million of borrowings to an aggregate of $350.0 million. The Credit Facility matures in February 2003 and will be used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general corporate and working capital requirements. The Credit Facility requires the Company to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions and (v) maintenance of a specified level of consolidated net worth. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries.

   On February 11, 1998, the Company received $194.5 million of net cash proceeds (before expenses of $.8 million) from the sale of the Notes. The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments, payment restrictions affecting subsidiaries and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes. The Company used $179.3 million of such proceeds to repay the borrowings outstanding under its revolving credit facilities on February 11, 1998.

   On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivable Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0 million. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. From month to month, the amount by which MRC's receivable portfolio exceeds the undivided interest purchased will vary. The Company expects such amount will range between $20.0 million and $30.0 million. The unpurchased portion of the MRC receivable portfolio is effectively collateral for the benefit of the Purchaser.

   In connection with the initial sale pursuant to the Receivable Securitization Agreement in January 1999, MRC sold an undivided interest in the first $93.0 million in its aggregate receivable portfolio of $117.0 million. The proceeds from this sale were used to reduce borrowings under the Company's Credit Facility. On March 23, 1999, MRC sold an undivided interest in the first $83.0 million of its $112.7 million receivable portfolio.

 TRENDS

   The Company expects that domestic steel prices, for plate and wide flange beams in particular, will remain depressed during the first half of 1999, principally due to the higher than normal domestic inventories and the higher than normal volumes of imported steel. Should domestic steel producers institute "dumping" suits against the foreign steel importers, price increases for domestic steel could result during the second half of 1999 assuming no adverse changes in the United States economy. Such potential price increases could be deferred, or fail to materialize if the "dumping" suits are deferred or fail to materialize and the level of foreign steel imports continues at the recent high levels. The increased level of imports is attributable to the reduction in consumption resulting from the current economic environment in Asia, Eastern Europe and South America.

   Although the Company's net sales for certain of its subsidiaries are influenced by steel prices, its results of operations are primarily dependent upon the volume and mix of value-added services and products provided to its customers. The Company expects approximately 40% of its net sales would be affected by any further decline in steel prices. With respect to flat-rolled steel products, a majority of the net sales are made pursuant to advance pricing arrangements that range from six to twelve months, which effectively mitigate the adverse impact of short-term price declines on those products. Additionally, approximately 30% of the Company's net sales are attributable to aluminum, titanium and other specialty metals, which have also experienced price reductions. In general, however, the price reductions for these other metals have been much less than for steel.

   The Company purchases the majority of its raw materials, including steel, from domestic suppliers; however, the Company has increased its purchases of steel from foreign suppliers during the past nine months to take advantage of lower cost imported steel. Accordingly, for the reasons stated in the preceding paragraph, together with the diversity of its product mix, customer and industry base, and a pro active monitoring of its raw material inventories with the goal of significantly improving its current inventory turnover ratios, the Company does not expect that the present depressed domestic steel prices will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

   The Company is nearing completion of an assessment of its own systems, including embedded microprocessors in certain machinery and equipment. Currently, the Company is establishing timetables for the renovation of its information systems, including modifying and upgrading software and developing and purchasing new software, as necessary. The Company expects to complete the testing and implementation phases by September 30, 1999.

   During 1998, the Company began sending questionnaires to its customers, vendors and other third parties with which the Company has material relationships and expects to complete the assessment of such parties by June 30, 1999. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties.

   COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company's preliminary estimate is that the cost of assessment, renovation and implementation of its internal systems will range from approximately $.2 million to $.4 million of which approximately $.1 million has been incurred. These costs will consist primarily of consultants and additional personnel costs. In addition, the Company expects to incur capital expenditures of approximately $6.0 million for new hardware and software to integrate and upgrade certain of its existing management information systems. The Company expects that such costs will be funded through operating cash flows. These estimates, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation of its systems. These estimates may be adjusted upon receipt of more information from the Company's vendors, customers and third parties and upon design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area could materially affect the estimated costs.

   RISKS TO THE COMPANY. Many of the larger operations of the Company have upgraded their primary operating systems to be Year 2000 compliant; however, there can be no assurance that the Company will succeed in eliminating all Year 2000 issues. The following disclosure illustrates the Companys' "most reasonably likely, worst-case scenario," given current uncertainties. If the Company's renovated or replaced information technology systems fail the testing phase, or any software applications central to the Company's operations are overlooked in the assessment or implementation phases, the Company could incur higher administrative costs as a result of having to process financial information, such as payroll, accounts payable and billings, manually or through alternative microcomputer systems. If the Company's embedded microprocessors in certain machinery and equipment are not made Year 2000 compliant, the Company could experience additional costs by having to outsource certain metal processing for its customers. If suppliers of commercial infrastructure such as electrical power, natural gas, telecommunications, rail and marine transportation fail to provide the Company with such services, the Company may be unable to provide its normal full complement of services to its customers. If any one or a combination of the foregoing uncertainties were to occur, the Company's business and consolidated results of operations, financial condition and liquidity could be adversely affected.

   Furthermore, as a result of the Company's ongoing acquisition program, the Company's assessment of its Year 2000 issue may change. As such, there can be no assurance that the systems of newly acquired companies, vendors and other third party relationships on which the Company's future acquisitions may rely will be made Year 2000 compliant in a timely manner.

   CONTINGENCY PLAN. The Company is developing a comprehensive contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. The contingency plan is expected to be completed and approved by management by June 30, 1999.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate swap agreements. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates.

 INTEREST RATE EXPOSURE

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At December 31, 1998, approximately 53.3% ($270.0 million) of the long-term debt was subject to variable interest rates. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of the $270.0 million of variable interest long-term debt. The effect of these agreements was to decrease the Company's exposure to variable interest rates to $145.0 million of long-term debt. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $1.5 million. At December 31, 1998, the fair value of the Company's fixed rate debt is approximately $226.7 million based upon discounted future cash flows using current market prices and the fair value of the interest rate swap agreements was $.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
METALS USA, INC. AND SUBSIDIARIES
   Unaudited Pro Forma Combined Statements of Operations.............    26
   Report of Independent Public Accountants..........................    27
   Consolidated Balance Sheets.......................................    28
   Consolidated Statements of Operations.............................    29
   Consolidated Statements of Stockholders' Equity...................    30
   Consolidated Statements of Cash Flows.............................    31
   Notes to Consolidated Financial Statements........................    32

                        METALS USA, INC. AND SUBSIDIARIES
               UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                     -----------------------
                                                       1998          1997
                                                     ---------     ---------
                                                       (IN MILLIONS, EXCEPT
                                                        PER SHARE AMOUNTS)
Net sales ........................................   $ 1,498.8     $   769.7
Operating costs and expenses:
  Cost of sales ..................................     1,135.1         593.4
  Operating and delivery .........................       145.8          79.3
  Selling, general and administrative ............       102.1          46.1
  Depreciation and amortization ..................        16.4           8.6
                                                     ---------     ---------
Operating income .................................        99.4          42.3
Other (income) expense:
  Interest expense ...............................        30.9           8.0
  Other income ...................................        (1.6)          (.6)
                                                     ---------     ---------
Income before income taxes .......................        70.1          34.9
Provision for income taxes .......................        28.5          14.5
                                                     ---------     ---------
Net income .......................................   $    41.6     $    20.4
                                                     =========     =========
Earnings per share ...............................   $    1.13     $     .65
                                                     =========     =========
Earnings per share -- assuming dilution ..........   $    1.12     $     .64
                                                     =========     =========
Number of common shares used in the per
 share calculations:
  Earnings per share .............................        36.7          31.5
                                                     =========     =========
  Earnings per share -- assuming dilution ........        37.3          31.7
                                                     =========     =========

   This financial statement should be read in conjunction with the audited historical Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries included elsewhere in this report.

   The unaudited pro forma combined statements of operations for the years ended December 31, 1998 and 1997 include the accounts of Metals USA and the Founding Companies from January 1, 1997 together with acquisitions accounted for using the "pooling-of-interests" method of accounting. The acquisitions accounted for using the "purchase" method of accounting are included from their respective dates of acquisition. Additionally, the unaudited pro forma combined statements of operations reflect (a) the reduction in certain related party rental and lease expenses which has been agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies to which they have agreed prospectively and the reversal of the non-recurring and non-cash compensation charge related to the issuance of 985,500 shares of common stock to management of and consultants to Metals USA in 1997, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the Founding Companies over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment;
(d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1997; (f) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1997; (g) certain other nonrecurring expenses, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies and (h) the adjustment to the provision for federal and state income taxes for all entities being combined relating to the entries noted above and as if all entities were C Corporations.

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metals USA, Inc.:

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metals USA, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
February 16, 1999

                        METALS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1998        1997
                                                                                 --------    --------
                                     ASSETS
Current assets:
    Cash ....................................................................    $    9.3    $    7.3
    Accounts receivable, net of allowance of $7.1 and $3.6 ..................       189.8        95.1
    Inventories .............................................................       343.7       159.4
    Prepaid expenses and other ..............................................        16.2         4.1
                                                                                 --------    --------
        Total current assets ................................................       559.0       265.9
Property and equipment, net .................................................       173.2        86.5
Goodwill, net ...............................................................       267.2       120.1
Other assets, net ...........................................................        20.1         6.6
                                                                                 --------    --------
        Total assets ........................................................    $1,019.5    $  479.1
                                                                                 ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ........................................................    $  107.5    $   52.5
    Accrued liabilities .....................................................        40.1        13.1
    Current portion of long-term debt .......................................         4.0         7.2
    Income taxes payable ....................................................        --           1.6
                                                                                 --------    --------
        Total current liabilities ...........................................       151.6        74.4
Long-term debt, less current portion ........................................       502.6       167.1
Deferred income taxes .......................................................        15.8         6.6
Other long-term liabilities .................................................         7.9         4.5
                                                                                 --------    --------
        Total liabilities ...................................................       677.9       252.6
                                                                                 --------    --------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
      and outstanding .......................................................        --          --
    Common stock, $.01 par value, 203,122,914 shares authorized,
      38,156,404 and 32,680,226 shares outstanding, respectively ............          .4          .3
    Additional paid-in capital ..............................................       261.2       184.6
    Unearned compensation ...................................................        --          (1.5)
    Retained earnings .......................................................        80.0        43.1
                                                                                 --------    --------
        Total stockholders' equity ..........................................       341.6       226.5
                                                                                 --------    --------
        Total liabilities and stockholders' equity ..........................    $1,019.5    $  479.1
                                                                                 ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                         FOR THE YEARS ENDED
                                                                             DECEMBER 31,
                                                               -----------------------------------
                                                                 1998          1997        1996
                                                               ---------     ---------   ---------
Net sales .................................................    $ 1,498.8     $   537.6   $   265.6

Operating costs and expenses:
    Cost of sales .........................................      1,135.1         414.9       204.0
    Operating and delivery ................................        145.8          53.7        25.4
    Selling, general and administrative ...................        104.7          41.1        21.4
    Depreciation and amortization .........................         16.4           5.6         3.7
                                                               ---------     ---------   ---------
Operating income ..........................................         96.8          22.3        11.1

Other (income) expense:
    Interest expense ......................................         30.9           5.0         1.8
    Other income ..........................................         (1.6)          (.5)        (.6)
                                                               ---------     ---------   ---------
Income before income taxes ................................         67.5          17.8         9.9
Provision for income taxes ................................         27.5          10.3         5.4
                                                               ---------     ---------   ---------
Net income ................................................    $    40.0     $     7.5         4.5
                                                               =========     =========   =========
    Earnings per share ....................................    $    1.09     $     .33   $     .38
                                                               =========     =========   =========
    Earnings per share -- assuming dilution ...............    $    1.07     $     .33   $     .38
                                                               =========     =========   =========
Number of common shares used in the per share calculations:
Earnings per share ........................................         36.7          22.5        11.8
                                                               =========     =========   =========
Earnings per share -- assuming dilution ...................         37.3          22.9        11.8
                                                               =========     =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                               ADDITIONAL
                                                      COMMON    PAID-IN      UNEARNED    RETAINED
                                                      STOCK     CAPITAL    COMPENSATION  EARNINGS      TOTAL
                                                      ------     ------    ------------   ------       ------
BALANCE, December 31, 1995 ....................       $   .1     $ 10.1       $ (2.4)     $ 42.4       $ 50.2
  Adjustment to conform fiscal year-ends ......         --           .1           .2         1.0          1.3
  Shares released under leveraged ESOP Plan ...         --           .2           .4        --             .6
  Other adjustments ...........................         --           .1         --          --             .1
  Shares issued to members of management ......         --          3.6         --          --            3.6
  Capital contributions attributable to deemed
         tax payments of S Corporations .......         --          3.2         --          --            3.2
  Distributions by pooled companies prior
         to acquisition .......................         --         --           --          (6.0)        (6.0)
  Net income ..................................         --         --           --           4.5          4.5
                                                      ------     ------       ------      ------       ------
BALANCE, December 31, 1996 ....................           .1       17.3         (1.8)       41.9         57.5
  Shares issued to members of management ......         --          6.0         --          --            6.0
  Shares sold in connection with the IPO ......           .1       58.2         --          --           58.3
  Shares issued in connection with the
         acquisition of the Founding Companies            .1       80.1         --          --           80.2
  Shares issued in connection with the 1997
         Subsequent Acquisitions ..............         --         18.6         --          --           18.6
  Shares released under leveraged ESOP Plan ...         --           .1           .3        --             .4
  Other adjustments ...........................         --           .3         --          --             .3
  Capital contributions attributable to deemed
         tax payments of S Corporations .......         --          4.0         --          --            4.0
  Distributions by pooled companies prior
         to acquisition .......................         --         --           --          (6.3)        (6.3)
  Net income ..................................         --         --           --           7.5          7.5
                                                      ------     ------       ------      ------       ------
BALANCE, December 31, 1997 ....................           .3      184.6         (1.5)       43.1        226.5
  Shares issued in connection with the
         1998 Acquisitions ....................           .1       73.8         --          --           73.9
  Shares released under leveraged ESOP Plan ...          2.1        1.5                     --            3.6
  Stock options exercised and other adjustments         --           .2         --          --             .2
  Capital contributions attributable to deemed
         tax payments of S Corporations .......         --           .5         --          --             .5
  Distributions by pooled companies prior
         to acquisition .......................         --         --           --          (3.1)        (3.1)
  Net income ..................................         --         --           --          40.0         40.0
                                                      ------     ------       ------      ------       ------
BALANCE, December 31, 1998 ....................       $   .4     $261.2       $ --        $ 80.0       $341.6
                                                      ======     ======       ======      ======       ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                             FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                        -----------------------------
                                                                                         1998        1997       1996
                                                                                        ------      ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................................     $ 40.0      $  7.5     $  4.5
    Adjustments to reconcile net income to net cash (used in) provided by operating activities --
      Capital contributions attributable to deemed tax payments of S Corporations .         .5         4.0        3.2
      Provision for bad debts .....................................................        1.7          .6         .2
      Depreciation and amortization ...............................................       16.4         5.6        3.7
      Deferred income taxes .......................................................        4.3          .7        (.2)
      Compensation expense -- non-cash ............................................        2.6         6.4        4.2
      Changes in operating assets and liabilities, net of business acquisitions and non-cash transactions --
        Accounts receivable .......................................................       (2.7)        1.3       --
        Inventories ...............................................................      (49.0)       (7.4)     (11.2)
        Prepaid expenses and other assets .........................................      (11.8)        (.3)       (.2)
        Accounts payable and accrued liabilities ..................................       (6.4)      (14.0)       5.5
        Income taxes payable ......................................................       (7.7)         .4         .2
      Other operating .............................................................        1.3         (.5)       (.4)
                                                                                        ------      ------     ------
        Net cash (used in) provided by operating activities .......................      (10.8)        4.3        9.5
                                                                                        ------      ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ............................................      (25.3)      (18.7)      (6.7)
    Purchase of businesses, net of acquired cash ..................................     (186.2)      (68.6)      --
    Other investing ...............................................................         .3         1.4         .2
                                                                                        ------      ------     ------
        Net cash used in investing activities .....................................     (211.2)      (85.9)      (6.5)
                                                                                        ------      ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of stock .............................................................         .3        58.3       --
    Distributions by pooled companies prior to acquisition ........................       (3.1)       (6.3)      (6.0)
    Issuance of notes .............................................................      200.0        --         --
    Deferred financing costs incurred .............................................       (7.9)       (1.0)      --
    Net borrowings (repayments) on long-term debt .................................         .6        (4.0)      (2.0)
    Net borrowings (repayments) on revolving credit facilities ....................       34.7        39.7        3.1
    Net payments on notes payable to affiliates ...................................       --           (.3)       (.3)
    Other financing ...............................................................        (.6)         .1         .2
                                                                                        ------      ------     ------
        Net cash provided by (used in) financing activities .......................      224.0        86.5       (5.0)
                                                                                        ------      ------     ------
NET INCREASE (DECREASE) IN CASH ...................................................        2.0         4.9       (2.0)
CASH, beginning of year ...........................................................        7.3         2.4        4.4
                                                                                        ------      ------     ------
CASH, end of year .................................................................     $  9.3      $  7.3     $  2.4
                                                                                        ======      ======     ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

   Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded on July 3, 1996 to become a leading national value-added metals processor service center, to manufacture higher-value components from processed metals and to pursue aggressively the consolidation of the highly fragmented metals processing industry. Prior to its initial public offering ("IPO"), Metals USA had conducted no operations. Concurrent with the consummation of its IPO on July 11, 1997, Metals USA acquired, in separate transactions (the "Mergers") eight companies (the "Founding Companies") engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through December 31, 1998, Metals USA acquired numerous additional metal processing companies and businesses (See Note 2). Certain of the companies acquired after the IPO were accounted for using the "pooling-of-interests" method, resulting in a restatement of the Company's financial statements for all periods presented (See Note 2). References herein to the "Company" include Metals USA and its subsidiaries.

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

   INVENTORIES -- Inventories are stated at the lower of cost or market. Certain of the Company's subsidiaries use the last-in first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. As of December 31, 1998 and 1997, approximately 29.5% and 47.4%, respectively, of the consolidated inventories were accounted for using the LIFO method of accounting.

   PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a forty-year life using the straight-line method. The Company reviews the recoverability of goodwill and other long-lived assets including other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired. The Company has not recorded any impairment losses with respect to goodwill, other long-lived assets or other intangible assets as of December 31, 1998 and 1997. Accumulated amortization totaled $6.8 and $1.2 as of December 31, 1998 and 1997, respectively. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $5.6, $1.2 and $0, respectively.

   OTHER ASSETS -- Other assets include deferred financing costs and other intangible assets, which are being amortized over the estimated useful life of the related borrowing or intangible asset. Accumulated amortization of other assets totaled $2.4 and $1.1 as of December 31, 1998 and 1997, respectively.

   FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable and accounts payable approximate fair value. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. At December 31, 1998, the fair value of the Company's fixed rate long-term debt of $236.6 was $226.7. The carrying amount of the Company's variable rate long-term debt of $270.0 approximates fair value.

   INTEREST RATE SWAP AGREEMENTS -- The Company has entered into interest rate swap agreements to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Such agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. The related amount payable or receivable from counterparties is included as an adjustment to accrued interest in other accrued liabilities. In the event of early extinguishment, any gain or loss would be recognized in income at the time of extinguishment. At December 31, 1998, the fair value of the interest rate swap agreements was $.2.

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

   INCOME TAXES -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), ACCOUNTING FOR INCOME TAXEs. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

   COMPREHENSIVE INCOME -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") COMPREHENSIVE INCOME. SFAS No. 130 establishes rules for the reporting of comprehensive income and its components, including foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities and minimum pension liability adjustments. The Company adopted SFAS No. 130 for the year ended December 31, 1998, however, the adoption of this statement had no impact on the Company's net income or stockholders' equity.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   EARNINGS PER SHARE -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. The Company has adopted SFAS No. 128 which simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Earnings per Share") and diluted earnings per share ("Earnings per Share -- Assuming Dilution"). Earnings per Share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share -- Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Earnings per Share -- Assuming Dilution is computed similarly to fully diluted earnings per share under previous accounting rules.

   The number of shares used in the per share calculations consists of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                      ----------------------
                                                                      1998     1997     1996
                                                                      ----     ----     ----
                                                                         (IN MILLIONS)
Number of shares used in computing earnings per share (weighted
  average shares) ...............................................     36.7     22.5     11.8
Effect of dilutive securities
    Stock Options ...............................................       .5       .4      --
    Convertible securities ......................................       .1      --       --
                                                                      ----     ----     ----
Number of shares used in computing earnings per share -- assuming
  dilution (weighted average shares) ............................     37.3     22.9     11.8
                                                                      ====     ====     ====

   STOCK BASED COMPENSATION -- Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, allows entities to choose between the fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has elected to account for stock options or similar equity instruments using the intrinsic, value-based method of accounting prescribed in APB No. 25.

2. BUSINESS COMBINATIONS

 POOLING TRANSACTIONS

   On September 26, 1997, Metals USA completed the acquisition of all the capital stock of Jeffreys Steel Company, Inc. ("Jeffreys") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of Accounting Principles Board Opinion No. 16 ("APB No. 16"), BUSINESS Combinations. Jeffreys is headquartered in Mobile, Alabama, and is engaged in the wholesale and retail sale of steel.

   On November 20, 1997, Metals USA completed the acquisition of all the capital stock of Wayne Steel, Inc. ("Wayne") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Wayne operates as a wholesaler and processor of steel and aluminum flat rolled products and is headquartered in Wooster, Ohio.

   On May 29, 1998, Metals USA completed the acquisition of all the capital stock of Krohn Steel Service Center, Inc. ("Krohn") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Krohn is a processor of flat rolled steel and is headquartered in Springfield, Ohio.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   Prior to the acquisition by Metals USA, the shareholders of Wayne and Krohn had elected to be taxed as S Corporations; accordingly, any federal income tax liabilities for the periods prior to the acquisition dates were the responsibility of the respective stockholders. For the purposes of these consolidated financial statements, federal income taxes have been provided as if Wayne and Krohn had filed C Corporation tax returns for the pre-acquisition periods, with the current income tax provisions reflected in the consolidated financial statements as increases to additional paid-in capital. Collectively, Metals USA issued 9,490,458 shares of common stock in exchange for all of the capital stock of Jeffreys, Wayne and Krohn. The unaudited aggregate pre-acquisition net sales and net income for Jeffreys, Wayne and Krohn during 1997 were $239.9 and $8.9, respectively. The unaudited aggregate pre-acquisition net sales and net income for Krohn during 1998 were $13.5 and $.9, respectively. There were no transactions between Metals USA, Jeffreys, Wayne or Krohn during periods prior to these business combinations.

 PURCHASE TRANSACTIONS

   Concurrent with the completion of its IPO on July 11, 1997, Metals USA acquired the eight Founding Companies, which are in the metal processing and distribution business. The acquisition of each of the Founding Companies was accounted for using the "purchase" method of accounting. The aggregate consideration paid by Metals USA to acquire the Founding Companies was approximately $27.8 in cash, 10,128,609 shares of common stock and the assumption of $92.6 of debt.

   Subsequent to the IPO and prior to December 31, 1997, Metals USA acquired several additional companies using the "purchase" method of accounting. These companies are referred to collectively as the "1997 Subsequent Acquisitions." The aggregate consideration paid by Metals USA for the 1997 Subsequent Acquisitions was approximately $46.0 in cash, 1,564,890 shares of common stock and the assumption of indebtedness of approximately $19.0.

   During the year ended December 31, 1998, the Company acquired a number of additional metal processing companies and businesses using the "purchase" method of accounting. These companies and businesses are collectively referred to as the "1998 Acquisitions." The most significant of the 1998 Acquisitions (those with 1997 annual revenues in excess of $50.0) are as follows: Independent Metals Co., Inc. ("Independent"), Pacific Metal Company ("Pacific"), The Levinson Steel Company ("Levinson"), Fullerton Industries, Inc. ("Fullerton") and Intsel Southwest Limited Partnership ("Intsel"). The aggregate consideration paid by Metals USA for the 1998 Acquisitions was approximately $198.3 in cash, 5,458,641 shares of common stock, the issuance of notes of approximately $3.6 and the assumption of indebtedness of approximately $90.1.

   The Company has recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in connection with the Founding Companies, the 1997 Subsequent Acquisitions and the 1998 Acquisitions as "goodwill" in the accompanying consolidated balance sheet.

   The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisition of the Founding Companies, the 1997 Subsequent Acquisitions, the 1998 Acquisitions and the issuance of the Notes (as defined in Note 6) occurred on January 1, 1997.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                                1998           1997
                                                                              ---------      ---------
                                                                                    (UNAUDITED)
Net sales ...............................................................     $ 1,778.4      $ 1,644.2
Operating costs and expenses:
    Cost of sales .......................................................       1,341.4        1,264.5
    Operating and delivery ..............................................         169.4          150.8
    Selling, general and administrative .................................         122.5          112.9
    Depreciation and amortization .......................................          20.1           21.1
                                                                              ---------      ---------
Operating income ........................................................         125.0           94.9
Interest expense ........................................................          39.3           36.2
Other (income) expense ..................................................          (1.7)          (2.5)
                                                                              ---------      ---------
Income before income taxes ..............................................          87.4           61.2
Provision for income taxes ..............................................          35.8           25.8
                                                                              ---------      ---------
Net income ..............................................................     $    51.6      $    35.4
                                                                              =========      =========
Earnings per share ......................................................     $    1.35      $     .93
                                                                              =========      =========
Earnings per share -- assuming dilution .................................     $    1.33      $     .92
                                                                              =========      =========
Number of common shares used in the per share calculations (in millions):
    Earnings per share ..................................................          38.2           38.2
                                                                              =========      =========
    Earnings per share -- assuming dilution .............................          38.8           38.4
                                                                              =========      =========

   The preceding pro forma amounts reflect the results of operations of Metals USA, the Founding Companies, the 1997 Subsequent Acquisitions and the 1998 Acquisitions, assuming the transactions were completed on January 1, 1997. Additionally, the amounts shown in the table reflect (a) the reduction in certain related party rental and lease expenses which has been agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have agreed to prospectively and the reversal of the non-cash compensation charge related to the issuance of 985,500 shares of common stock to management of and consultants to Metals USA in 1997, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisition of the Founding Companies, 1997 Subsequent Acquisitions and 1998 Acquisitions over a forty-year estimated life plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment;
(d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Companies, 1997 Subsequent Acquisitions and 1998 Acquisitions, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Companies which were acquired by the Founding Companies prior to the related acquisition by Metals USA, as if those previous acquisitions were completed as of January 1, 1997; (f) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs as if the acquisitions occurred on January 1, 1997; (g) certain other nonrecurring expenses with respect to the 1997 Subsequent Acquisitions and 1998 Acquisitions, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies; (h) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility (as defined in Note 6), net of the repayment of outstanding indebtedness of the Company and (i) the adjustment to the provision for federal and state income taxes for all entities being combined relating to the entries noted above and as if all entities were C Corporations.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. INVENTORIES

   Inventories consist of the following:

                                                        DECEMBER 31,
                                                     ------------------
                                                      1998        1997
                                                     ------      ------
Raw materials --
    Aluminum building products segment .........     $ 12.3      $ 10.4
    Flat rolled segment ........................       69.4        39.7
    Heavy carbon segment .......................      156.3        58.8
    Specialty metals segment ...................       68.2        29.1
                                                     ------      ------
        Total raw materials ....................      306.2       138.0
                                                     ------      ------
Work-in-process and finished goods --
    Aluminum building products segment .........       16.8         6.7
    Flat rolled segment ........................       17.7        11.8
    Heavy carbon segment .......................         .4          .1
    Specialty metals segment ...................        3.5         4.7
                                                     ------      ------
        Total work-in-process and finished goods       38.4        23.3
                                                     ------      ------
Less -- LIFO reserve ...........................        (.9)       (1.9)
                                                     ------      ------
        Total ..................................     $343.7      $159.4
                                                     ======      ======

   The replacement cost of the Company's inventory exceeds the historical cost of the inventory, computed using the LIFO method of valuation, as reported in the accompanying consolidated financial statements. If the FIFO method had been used for all inventories, the carrying value would have been $344.6 and $161.3 at December 31, 1998 and 1997, respectively. Additionally, net income would have been $39.4, $7.5 and $4.5 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                              DECEMBER 31,
                                        ESTIMATED       -----------------------
                                       USEFUL LIVES        1998            1997
                                        ----------      ----------   ----------
Land ................................         --        $     10.8   $      3.8
Building and improvements ...........   5-40 years            63.5         31.3
Machinery and equipment .............   7-25 years           114.0         61.1
Automobiles and trucks ..............   3-12 years            10.4          7.0
Construction in progress ............         --               5.5          4.2
                                                        ----------   ----------
                                                             204.2        107.4
Less -- Accumulated depreciation ....                        (31.0)       (20.9)
                                                        ----------   ----------
    Total ...........................                   $    173.2   $     86.5
                                                        ==========   ==========

   Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $10.5, $4.1 and $3.5, respectively. Additionally, following the acquisitions of Wayne and Jeffreys, the Company revised the estimated useful lives of the depreciable assets of Wayne and Jeffreys to conform to the conventions adopted by the Founding Companies. This revision reduced depreciation expense in 1997 as compared to 1996 by approximately $1.2.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                             -------------------
                                                              1998          1997
                                                             -----         -----
Accrued salaries and employee benefits .............         $11.4         $ 5.0
Accrued taxes other than income ....................           2.8           1.9
Accrued interest ...................................           7.2           1.0
Accrued insurance ..................................           6.2            .3
Accrued profit sharing .............................           2.2           1.3
Accrued escrow .....................................           2.1          --
Other ..............................................           8.2           3.6
                                                             -----         -----
    Total ..........................................         $40.1         $13.1
                                                             =====         =====

6. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------
Borrowings under the Credit Facility ...............       $270.0        $144.8
8 5/8% Senior Subordinated Notes ...................        200.0          --
Various Issues of Industrial Revenue Bonds .........         26.1          21.6
Obligations under capital leases and other .........         10.5           7.9
                                                           ------        ------
                                                            506.6         174.3
Less -- Current portion ............................         (4.0)         (7.2)
                                                           ------        ------
                                                           $502.6        $167.1
                                                           ======        ======

   Scheduled maturities of long-term debt for the years ending December 31 are as follows: 1999 -- $4.0; 2000 -- $3.2; 2001 -- $4.0; 2002 -- $3.1; 2003 --
$276.3; thereafter -- $216.0.

 BORROWINGS UNDER THE CREDIT FACILITY

   Concurrent with the IPO, the Company obtained an initial $150.0 unsecured revolving credit facility (the "Original Credit Facility") which was used to fund acquisitions, refinance certain indebtedness of the acquired companies and for general corporate and working capital requirements. In January 1998, the Company obtained a $50.0 unsecured revolving credit facility (the "Interim Credit Facility") to meet its acquisition related cash requirements pending the completion of an extension and modification of the Original Credit Facility to provide for up to $300.0 of borrowing availability. The closing of the extension and modification of the $300.0 credit facility (the "Credit Facility") on February 11, 1998 stipulated the termination of the Interim Credit Facility. On November 25, 1998 the Company further amended the Credit Facility to provide for borrowings of $350.0. On December 31, 1998, the Company had $80.0 million of borrowing availability under the Credit Facility.

   The Credit Facility matures in February 2003, bears interest at the bank's prime rate or LIBOR, at Metals USA's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee is payable on any unused portion of the Credit Facility. The commitment fee varies between 1/2% and 1/4% per annum, based on certain leverage ratios as defined in the agreement. The Company will use the Credit Facility to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Borrowings under the Credit Facility are guaranteed by each of the Company's material subsidiaries (as defined) and secured by the pledge of all of the capital stock of such subsidiaries.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   The Credit Facility requires the Company to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated net worth. At December 31, 1998, the Company was precluded from the payment of dividends under the terms of the Credit Facility.

   The Company has entered into two interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the Credit Facility, thereby reducing exposure to interest rate fluctuations. At December 31, 1998, the Company had interest rate swap agreements with a notional amount of $125.0 compared to the total borrowings under the Credit Facility of $270.0. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.08% and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The weighted average LIBOR rate applicable to these agreements was 5.26% at December 31, 1998. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The weighted average variable rates are subject to change over time based on fluctuations in the 90 day LIBOR rate. Terms for the agreements expire on November 30, 2000 and December 4, 2000.

   Neither the Company nor the counterparties, which are prominent financial institutions, are required to collateralize their respective obligations under these agreements. The Company is exposed to loss if one or both of the counterparties default. At December 31, 1998, the Company had no exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

 8 5/8% SENIOR SUBORDINATED NOTES

   On February 11, 1998, the Company completed the sale of $200.0 aggregate principal amount of the Company's 8 5/8% Senior Subordinated Notes due 2008 (the "Notes"). The Company received $194.5 of net cash proceeds (before expenses of $.8 at closing). The Company used $179.3 of such proceeds to repay all the borrowings outstanding under the Original Credit Facility and Interim Credit Facility on February 11, 1998.

   The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at the following redemption prices: 2003 -- 104.313%; 2004 -- 102.875%; 2005 -- 101.438%; thereafter -- 100.00%, together with accrued and unpaid interest to the date of redemption. Notwithstanding the foregoing, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of the common stock of the Company, at a redemption price equal to 108.625% of the principal amount thereof, plus accrued and unpaid interest to the date of such redemption; provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding immediately after such redemption. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries. Additionally, the indenture governing the Notes contains customary restrictions relating to additional indebtedness, liens, transactions with affiliates, asset sales, investments, restricted payments and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank PARI PASSU in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes.

 VARIOUS ISSUES OF INDUSTRIAL REVENUE BONDS

   The Industrial Revenue Bonds (the "IRBs") are payable in installments ranging from monthly to annual with variable interest ranging from 3.05% to 5.98% per annum at December 31, 1998 and mature from March 1, 2003 to May 1, 2023. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with a net book value of $28.7 at December 31, 1998. The IRBs place various restrictions on certain of the Company's

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit.

7. INCOME TAXES

   The components of the provision for income taxes are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                           1998           1997            1996
                                         -------        -------         -------
Federal --
    Current .....................        $  21.4        $   8.7         $   4.5
    Deferred ....................            3.1            (.2)            (.1)
                                         -------        -------         -------
                                            24.5            8.5             4.4
State --
    Current .....................            1.3            1.9             1.1
     Deferred ...................            1.2            (.1)            (.1)
                                         -------        -------         -------
                                             2.5            1.8             1.0
Foreign --
    Current .....................             .5           --              --
    Deferred ....................           --             --              --
                                         -------        -------         -------
                                              .5           --              --
                                         -------        -------         -------
        Total provision .........        $  27.5        $  10.3         $   5.4
                                         =======        =======         =======

   The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1998        1997        1996
                                                 -------     -------     -------
Federal income tax at statutory rates ......     $  23.6     $   6.2     $   3.5
State income taxes, net of federal
  income tax benefit .......................         3.0         1.2          .5
Nondeductible expenses:
    Stock compensation .....................          .3         2.1         1.3
    Amortization of goodwill ...............         1.4          .4        --
    Other ..................................        --            .4          .1
                                                 -------     -------     -------
                                                 $  27.5     $  10.3     $   5.4
                                                 =======     =======     =======

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   The significant items giving rise to the deferred tax assets (liabilities) are as follows:

                                                             DECEMBER 31,
                                                         ----------------------
                                                           1998           1997
                                                         -------        -------
Deferred tax assets --
    Accounts receivable ..........................       $   1.5        $   1.0
    Inventories ..................................           1.3           --
    Accrued liabilities ..........................           2.4            1.7
    Net operating loss carryforward ..............           1.6             .3
    Deferred compensation and other ..............            .1             .8
                                                         -------        -------
        Total deferred tax assets ................           6.9            3.8
                                                         -------        -------
Deferred tax liabilities --
    Property and equipment .......................         (20.7)          (7.6)
    Inventories ..................................          --             (1.5)
    Foreign investments ..........................          (1.0)           (.9)
    Other ........................................           (.7)           (.1)
                                                         -------        -------
        Total deferred tax liabilities ...........         (22.4)         (10.1)
Valuation allowance ..............................           (.3)           (.3)
                                                         -------        -------
        Net deferred tax assets (liabilities) ....       $ (15.8)          (6.6)
                                                         =======        =======

   A subsidiary of the Company has a net operating loss carryforward which is available to reduce the Company's future regular federal income taxes payable and expire in 2005. A valuation allowance has been established to offset the portion of the deferred tax asset related to the loss carryforward expected to expire before their utilization and for other deferred tax assets which the Company does not expect to realize through future operations.

8. STOCKHOLDERS' EQUITY

 COMMON STOCK AND PREFERRED STOCK

   Metals USA effected a 135.81-for-one stock split on April 21, 1997 for each share of $.01 par value common stock ("Common Stock") then outstanding. In addition, Metals USA increased the number of authorized shares of Common Stock to 50,000,000 and the authorized shares of Restricted Common Stock, as defined below, to 3,122,914 and authorized 5,000,000 shares of $.01 par value preferred stock, which may be designated in the future. The effects of the Common Stock split and the increase in the shares of authorized Common Stock have been retroactively reflected in the consolidated balance sheets and in the accompanying notes.

   In connection with its organization and initial capitalization, Metals USA issued 135,810 shares of Common Stock at $.01 per share to Notre Capital Ventures II, L.L.C. ("Notre"). Notre received 3,232,104 additional shares (at approximately $.01 per share) in exchange for the contribution of incurred expenses in December 1996.

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

 RESTRICTED COMMON STOCK

   In April 1997, Notre exchanged 3,122,914 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Common Stock"). The holder of Restricted Common Stock is entitled to elect one member of Metals USA's Board of Directors and to .55 of one vote for each share held on all other matters on which they are entitled to vote.

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

9. STOCK BASED COMPENSATION

 LONG-TERM INCENTIVE PLAN

   In April 1997, Metals USA's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Plan"), which provides for the granting or awarding of incentive or non-qualified stock options ("NQSOs"), stock appreciation rights, restricted or deferred stock, dividend equivalents and other incentive awards to officers, key employees and consultants to Metals USA. The number of shares authorized and reserved for issuance under the Plan is limited to 13% of the aggregate number of shares of Common Stock outstanding. These options will vest at the rate of 20% per year, commencing on the first anniversary of date of grant and will expire ten years from the date of grant or three months following termination of employment. The Company did not issue any stock options prior to January 1, 1996. Options granted in 1996 were attributable to an acquired company that was accounted for as a "pooling-of-interest" business combination. Those options were converted at the applicable share conversion ratio specified in the merger agreement and exchanged for Company options issued under the Plan.

 NON-EMPLOYEE DIRECTORS' STOCK PLAN

   Metals USA's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by Metals USA's stockholders in April 1997, provides for (i) the automatic grant to each non-employee director serving at the consummation of the IPO of an option to purchase 10,000 shares, (ii) the automatic grant to each non-employee director of an option to purchase 10,000 shares upon such person's initial election as a director and (iii) an automatic annual grant at each annual meeting of stockholders thereafter of an option to purchase 5,000 shares to each non-employee director at which meeting such director is re-elected or remains a director, unless such annual meeting is held within three months of such person's initial election as a director. All options will have an exercise price per share equal to the fair market value of the Common Stock on the date of grant and are immediately vested and expire on the earlier of ten years from the date of grant or one year after termination of service as a director. The Directors' Plan also permits non-employee directors to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" at future settlement dates, as selected by the director. The number of shares or deferred shares received will equal the number of shares of Common Stock which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   The following is a summary of stock option activity:

                                       WEIGHTED
                                       AVERAGE
                                     "FAIR VALUE"              OPTIONS FOR
                                      PER SHARE     WEIGHTED     SHARES OF
                                      OF OPTIONS  AVERAGE PRICE   COMMON
                                       GRANTED     PER SHARE      STOCK
                                       -------      -------     -----------
Balance January 1, 1996 ..........                                     --
Granted ..........................     $ 10.06      $  6.81         172,788
Exercised ........................                                  (42,237)
Canceled or expired ..............                                     --
                                                                -----------
Balance December 31, 1996 ........                                  130,551
Granted in connection with the IPO        6.30        10.00       2,131,024
Granted to directors .............        6.30        10.00          40,000
Granted ..........................        8.22        14.41         952,683
Exercised ........................                                     --
Canceled or expired ..............                                     --
                                                                -----------
Balance December 31, 1997 ........                                3,254,258
Granted to directors .............       13.08        19.25          20,000
Granted ..........................       10.26        15.50         843,464
Exercised ........................        6.30        10.00         (25,392)
Canceled or expired ..............        7.16        11.66        (123,680)
                                                                -----------
Balance December 31, 1998 ........                                3,968,650
                                                                ===========

   At December 31, 1998, exercisable options for shares of Common Stock were 595,600 at a weighted average price of $11.63 per share.

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

                                                             DECEMBER 31,
                                                        -----------------------
                                                          1998            1997
                                                        -------         -------
Risk free rate of return .......................           5.91%           6.18%
Expected price volatility ......................          46.06%           43.3%
Expected dividend yield ........................           --              --
Expected life of the option (in years) .........            7.5             7.5

   The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant rate, consistent with the methodology prescribed under the SFAS No. 123, the Company's net income and earnings per share would have been reduced by the amortization of the estimated fair value of stock options over the applicable vesting period of such awards. The following pro forma disclosures may not be representative of similar future disclosures because: (i) additional options may be granted in future years and (ii) the computations used to estimate the "fair value" of the stock options are subject to significant subjective assumptions, any one or all of which may differ in material respects from actual amounts.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1998          1997          1996
                                                     --------      --------      --------
Net income as reported .........................     $   40.0      $    7.5      $    4.5
Estimated "fair value" of stock options
    vesting during the period, net of
    federal income tax benefit .................         (3.4)         (1.1)          (.1)
                                                     --------      --------      --------
Adjusted net income ............................     $   36.5      $    6.4      $    4.4
                                                     --------      --------      --------
Adjusted earnings per share ....................     $   1.00      $    .28      $    .37
                                                     ========      ========      ========
Adjusted earnings per share -- assuming dilution     $    .98      $    .28      $    .37
                                                     ========      ========      ========
Number of common shares used in the
    per share calculations:
Adjusted earnings per share ....................         36.7          22.5          11.8
                                                     ========      ========      ========
Adjusted earnings per share -- assuming dilution         37.3          22.9          11.8
                                                     ========      ========      ========

10. SEGMENT AND RELATED INFORMATION

   The Company has four reportable segments with each segment processing and distributing distinct products for different customer bases. Each segment is managed separately by product group teams focused on improving and expanding each segment's operations. The four segments are: the Heavy Carbon Steel Group, the Flat Rolled Steel Group, the Specialty Metals Group and the Aluminum Building Products Group.

- THE HEAVY CARBON STEEL GROUP consists of 13 operating units that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing and provide such processing services to their customers including cutting, cambering/leveling, punching, bending, shearing, cut-to-length and T-splitting.

- THE FLAT ROLLED STEEL GROUP consists of eight operating units that maintain an inventory of cold rolled and hot rolled steel products and provide processing services for their customers such as slitting, precision blanking, leveling, cut-to-length, laser cutting, leveling, punching, bending and shearing.

- THE SPECIALTY METALS GROUP consists of 11 operating units that concentrate on specialty metals such as aluminum, stainless steel, titanium, copper, nickel and tool steels. Processing services provided to customers include cutting, leveling, punching, bending, shearing and cut-to-length.

- THE ALUMINUM BUILDING PRODUCTS GROUP consists of six operating units that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

   The accounting policies of the reportable segments are the same as those described in Note 1 of "Notes to Consolidated Financial Statements." The Company evaluates the performance of its operating segments based on operating income.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   The following table shows summarized financial information concerning the Company's reportable segments.

                                                                    AS OF AND FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
                                                   HEAVY                                      ALUMINUM     CORPORATE,
                                                  CARBON      FLAT ROLLED     SPECIALTY       BUILDING    ELIMINATIONS
                                                   STEEL         STEEL          METALS        PRODUCTS      AND OTHER        TOTAL
                                                 --------       --------       --------       --------      --------        --------
1998:
Net sales ..............................         $  598.8       $  445.4       $  371.2       $   93.4      $  (10.0)       $1,498.8
Operating income (loss) ................             43.7           25.6           27.4            9.3          (9.2)           96.8
Total assets ...........................            367.9          214.1          168.9           82.7         185.9         1,019.5
Capital expenditures ...................             11.9            8.2            3.4            1.7            .1            25.3
Depreciation and amortization ..........              5.6            2.8            2.4            1.4           4.2            16.4

1997:
Net sales ..............................         $  234.2       $  237.8       $   41.5       $   24.1      $   --          $  537.6
Operating income (loss) ................             13.0           13.9            3.7            2.4         (10.7)           22.3
Total assets ...........................            133.1          120.7           75.5           35.2         114.6           479.1
Capital expenditures ...................              4.8           12.1            1.0             .5            .3            18.7
Depreciation and amortization ..........              2.6            1.2             .4             .3           1.1             5.6

1996:
Net sales ..............................         $  134.4       $  131.2       $   --         $   --        $   --          $  265.6
Operating income (loss) ................              6.6            8.1           --             --            (3.6)           11.1
Total assets ...........................             54.5           52.7           --             --              .1           107.3
Capital expenditures ...................              3.7            3.0           --             --            --               6.7
Depreciation and amortization ..........              2.4            1.3           --             --            --               3.7

   The amounts shown as an operating loss under the column heading "Corporate, Eliminations and Other" consist primarily of general and administrative costs that are not allocated to the segments and the amortization of goodwill associated with certain of the Company's acquisitions. Assets not specifically associated with a specific segment consist primarily of goodwill.

   The reconciliation from total operating income to the Company's income before income taxes is shown on the accompanying consolidated statement of operations.

   The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated operations. Foreign sales represent less than 3% of consolidated sales and the Company has no long-lived assets in any foreign country.

   The Company has a broad customer base within the United States with no single customer being significant to consolidated operations.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. EMPLOYEE BENEFIT PLANS

 PROFIT-SHARING PLANS

   Certain subsidiaries of the Company provide various defined contributions savings plans for their employees (the "Plans"). The Plans cover substantially all full-time employees of such subsidiaries. Participants vest at varying rates ranging from full vesting upon participation to those that provide for vesting to begin after three years of service and are fully vested after seven years. Certain Plans provide for a deferral option that allows employees to elect to contribute a portion of their pay into the plan and provide for a discretionary profit sharing contribution by the individual subsidiary. Generally the subsidiaries match a portion of the amount deferred by participating employees. Contributions for the profit sharing portion of the plan are generally at the discretion of the individual subsidiary board of directors. The aggregate contributions to the Plans were $2.8, $.9 and $.3 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is in the process of merging these separate plans into the Metals USA 401(k) Plan.

 LEVERAGED ESOP ARRANGEMENT

   Under the provisions of an employee stock ownership plan ("ESOP") and its related trust, Jeffreys made annual contributions to the ESOP which were invested in stock of Jeffreys and other qualifying securities for the benefit of Jeffreys' employees. The ESOP provided for Jeffreys' purchases of employee shares to be paid in cash and with the issuance of a note payable. Effective September 26, 1997, the participation was frozen. Concurrent with the merger with Metals USA, ESOP shares were exchanged for shares of Metals USA common stock. The following disclosure has been restated to reflect the equivalent shares of Metals USA common stock that were issued in connection with the acquisition of Jeffreys.

   Jeffreys' ESOP held 434,616 shares of stock prior to the purchase of 735,384 shares of outstanding stock from a majority stockholder for $5.31 per share. The ESOP borrowed the funds to purchase such stock and Jeffreys guaranteed the repayment of this loan. Jeffreys repaid this loan, plus interest, through deductible contributions to the plan. As Jeffreys made contributions to the plan, which reduced the principal on the note, the plan released the corresponding shares related to the reduction in the note principal. At the point when these shares were no longer specifically secured by the note payable, they were allocated to the individual participants of the plan and considered earned by those employees at that time. Jeffreys accounted for its ESOP in accordance with Statement of Position 93-6 ("SOP 93-6"), EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, the debt of the ESOP was recorded as long-term debt and the shares pledged as collateral were reported as unearned compensation. As shares were released from collateral, Jeffreys reported compensation expense equal to estimated market price of the shares at that time. ESOP share compensation expense was $2.6, $.4 and $.6 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Since the obligation was secured by the shares purchased and the note was guaranteed by Jeffreys, all amounts relating to this transaction were considered unearned compensation of the employees until such time as the note was repaid and the corresponding shares are released to the individual participants of the plan. The balance in unearned compensation at December 31, 1997 of $1.5 results from the leveraged ESOP stock purchase less the deemed release of shares at cost. With the termination of the ESOP in August 1998, subsequent to the payment of the note to Jeffreys and the distribution of the ESOP shares to the individual participants, all unearned compensation was charged to expense in 1998.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   The activity relating to the ESOP shares was as follows:

                                                  YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                               1998          1997         1996
                                           ----------     ---------    ---------
Allocated shares at beginning of year .       882,804       795,639      710,970
Shares deemed released for the period .       287,196        87,165       84,669
Shares sold ...........................      (125,000)         --           --
Shares distributed to employees .......    (1,045,000)         --           --
Unallocated shares ....................          --         218,196      374,361
                                           ----------     ---------    ---------
    Total ESOP shares .................          --       1,170,000    1,170,000
                                           ==========     =========    =========

   In accordance with SOP 93-6, additional paid-in capital was adjusted whenever the market value of the shares released was more or less than the cost of the shares released. The increase in additional paid-in capital attributable to this difference in market value and cost was $2.1 and $.1 for the years ended December 31, 1998 and 1997, respectively.

12. SUPPLEMENTAL INFORMATION

 SUPPLEMENTAL CASH FLOW INFORMATION

                                                       YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                      1998       1997       1996
                                                   -------    -------    -------
Supplemental cash flow information:
  Cash paid for interest ......................    $  23.7    $   5.1    $   1.8
  Cash paid for income taxes ..................       29.7        5.5        2.1

Non-cash investing and financing activities:
  Acquisition of businesses:
  Fair value of assets acquired ...............    $ 465.3    $ 364.3    $  --
  Consideration given:
    Cash paid .................................      198.3       73.8       --
    Stock issued ..............................       73.5       98.7       --
    Notes issued ..............................        3.6       --         --
                                                   -------    -------    -------
  Liabilities assumed .........................    $ 189.9    $ 191.8    $  --
                                                   =======    =======    =======
13. COMMITMENTS AND CONTINGENCIES

 OPERATING LEASE AGREEMENTS

   The Company's minimum lease obligations under certain long-term non-cancelable lease agreements for office space, warehouse space and equipment are as follows: 1999 -- $14.4; 2000 -- $12.8; 2001 -- $11.3; 2002 -- $8.6; 2003
-- $6.6; thereafter -- $34.9.

   The Company paid approximately $11.9, $3.2 and $.6 in rent expense during the years ended December 31, 1998, 1997 and 1996, respectively, under operating leases. Certain of these leases are with affiliated individuals and companies (see Note 14).

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 CONTINGENCIES

   The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

14. RELATED-PARTY TRANSACTIONS

   Transactions with directors, officers, employees (including affiliates of the foregoing) or affiliates of the Company must be at terms that are no less favorable to the Company than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.

   In connection with the Mergers and certain of the subsequent acquisitions, subsidiaries of the Company have entered into a number of lease arrangements for facilities and equipment. These lease arrangements are for periods ranging from 10 to 20 years. Lease payments for these items with respect to years ended December 31, 1998, 1997 and 1996 were $3.1, $1.4 and $.3, respectively. Future commitments in respect of these leases are included in the schedule of minimum lease payments in Note 13.

   At December 31, 1998 and 1997 the aggregate principal amount of notes receivable held by the Company were $.7 and $.8, respectively. Interest accrues on the notes at rates ranging from 7.5% to 8.0% per annum. The notes call for regular periodic payments of principal and interest and mature at varying dates through March 1, 2007. The notes are secured by liens on specific assets of the affiliates and personnel guarantees of the individuals. As of December 31, 1998, the notes were current as to payment terms.

15. SUBSEQUENT EVENT

 ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

   On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivable Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. From month to month, the amount by which MRC's receivable portfolio exceeds the undivided interest purchased will vary. The Company expects such amount will range between $20.0 and $30.0. The unpurchased portion of the MRC receivable portfolio is effectively collateral for the benefit of the Purchaser.

   In connection with the initial sale pursuant to the Receivable Securitization Agreement in January, 1999, MRC sold an undivided interest in the first $93.0 in its aggregate receivable portfolio of $117.0. The proceeds from this sale were used to reduce borrowings under the Company's Credit Facility.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Summarized quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                           Three Months Ended
                            ---------------------------------------------------
                            March 31     June 30      September 30   December 31
                            -------      -------      ------------   --=--------
1998:
Net sales ...............   $ 278.5      $ 377.2        $ 438.4       $ 404.7
Operating income ........      16.8         25.3           27.2          27.5
Net income ..............       7.2         12.2           10.4          10.2
Earnings per share --
  assuming dilution(1) ..       .21          .32            .27           .27

1997:
Net Sales ...............   $  72.0      $  73.1        $ 173.5       $ 219.0
Operating income ........       1.7           .6            8.9          11.1
Net income (loss) .......       (.4)        (1.4)           4.2           5.1
Earnings (loss) per
  share -- assuming
  dilution(1) ...........      (.03)        (.10)           .14           .15

----------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                  P A R T   I I I

   Information required under Part III (Items 10, 11, 12 and 13) has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

                                   P A R T   I V

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS

   1. FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

      The Index to the Financial Statements is included on page 25 of this report and is incorporated herein by reference.

   2. FINANCIAL STATEMENT SCHEDULES:

      The schedules are inapplicable or the required information is included in the Company's Consolidated Financial Statements or the Notes thereto.

(b) REPORTS ON FORM 8-K

    None.

(c) EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 52), which index is incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                             METALS USA, INC.

                                             By: /s/ ARTHUR L. FRENCH
                                                     Arthur L. French
                                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

            SIGNATURE                              TITLE
            ---------                              -----
        /s/  ARTHUR L. FRENCH          Chairman of the Board; Chief Executive
            Arthur L. French               Officer and President

        /s/  J. MICHAEL KIRKSEY        Senior Vice President; Chief Financial
            J. Michael Kirksey             Officer and Director

        /s/  TERRY L. FREEMAN          Vice President, Corporate Controller and
            Terry L. Freeman               Chief Accounting Officer

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

        10.3    -- Form of Employment Agreement between the Company and Arthur
                L. French, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.4 -- Form of Employment Agreement between the Company and J. Michael Kirksey, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.5    -- Form of Employment Agreement between the Company and Stephen
                R. Baur, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.6 -- Form of Employment Agreement between the Company and John A. Hageman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.7 -- Form of Employment Agreement between the Company and Terry L. Freeman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.8 -- Form of Employment Agreement between the Company and Keith E. St. Clair, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.9 -- Form of Founders' Employment Agreement between Interstate Steel Supply Company of Maryland and Interstate Steel Processing Company and Arnold W. Bradburd, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.10 -- Form of Founders' Employment Agreement between Steel Service Systems, Inc. and Craig R. Doveala, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.11 -- Form of Founders' Employment Agreement between Southern Alloy of America, Inc. and William Bartley Edge, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

      EXHIBIT
      NUMBER                              DESCRIPTION
      ------                              -----------

        10.12 -- Form of Founders' Employment Agreement between Queensboro Steel Corporation and Mark Alper, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.13 -- Form of Founders' Employment Agreement between Uni-Steel, Inc. and Richard A. Singer, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.14 -- Form of Founders' Employment Agreement between Williams Steel & Supply Co., Inc. and Lester G. Peterson, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.15 -- Form of Founders' Employment Agreement between Texas Aluminum Industries, Inc., Cornerstone Metals Corporation, Cornerstone Building Products, Inc., Cornerstone Aluminum Company, Inc., Cornerstone Patio Concepts, L.L.C. and Michael E. Christopher, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.16 -- Form of Founders' Employment Agreement between Affiliated Metals Company and Patrick A. Notestine, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.17 -- Form of Employment Agreement between Jeffreys Steel Company, Inc. and Leon Jeffreys, Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-35575 dated February 20, 1998.

        10.18 -- Form of Agreement among certain stockholders, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.19 -- Indemnity Agreement with Notre Capital Ventures II, L.L.C., incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.20 -- Amended and Restated Credit Agreement dated February 11, 1998, by and among the Company and The First National Bank of Chicago, as agent, (the "Credit Facility") incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-35575 dated February 20, 1998.

        10.21+ -- Receivables Purchase Agreement dated January 21, 1999, by and among Metals Receivables Corporation, (a wholly owned subsidiary of the Company) and Falcon Asset Securitization Corporation and The First National Bank of Chicago as agent.

        10.22+ -- Amendment No. 1 to the Credit Facility dated November 25, 1998, by and among the Company and The First National Bank of Chicago as agent.

        21+     -- List of subsidiaries of the Company

        23.1+   -- Consent of Arthur Andersen LLP

        27+     -- Financial Data Schedule

-------------
+ Included with this filing.