Form 10-Q
period 1999-03-31
METALS USA INC
filed 1999-05-13
CIK 1038363

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

    Number of shares of common stock outstanding at May 10, 1999: 38,156,404

                                METALS USA, INC.
                                      INDEX


PART I. - FINANCIAL INFORMATION                                                          PAGE
                                                                                         ----
  ITEM 1.  FINANCIAL STATEMENTS
    Consolidated Balance Sheets at March 31, 1999 (Unaudited) and December 31, 1998.........2
    Unaudited Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.......................................................3
    Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.......................................................4
    Condensed Notes to Unaudited Consolidated Financial Statements..........................5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................................10

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................16

PART II. - OTHER INFORMATION

    Item 1.    Legal Proceedings...........................................................17
    Item 5.    Other Information...........................................................17
    Item 6.    Exhibits and Reports on Form 8-K............................................17
    Signatures.............................................................................18

                        METALS USA, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                            MARCH 31,   DECEMBER 31,
                                                                                                              1999          1998
                                                                                                            ---------   ------------
                                                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................................................   $     6.2   $        9.3
   Accounts receivable, net of allowance of $7.5 and $7.1 ...............................................       124.7          189.8
   Inventories, net .....................................................................................       332.7          343.7
   Prepaid expenses and other ...........................................................................        12.9           16.2
                                                                                                            ---------   ------------
      Total current assets ..............................................................................       476.5          559.0
Property and equipment, net .............................................................................       181.3          173.2
Goodwill, net ...........................................................................................       268.3          267.2
Other assets, net .......................................................................................        18.7           20.1
                                                                                                            ---------   ------------
      Total assets ......................................................................................   $   944.8   $    1,019.5
                                                                                                            =========   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................................................................   $   107.5   $      107.5
   Accrued liabilities ..................................................................................        32.6           40.1
   Current portion of long-term debt ....................................................................         4.9            4.0
   Income taxes payable .................................................................................         1.6           --
                                                                                                            ---------   ------------
      Total current liabilities .........................................................................       146.6          151.6
Long-term debt, less current portion ....................................................................       423.6          502.6
Deferred income tax liability ...........................................................................        15.8           15.8
Other long-term liabilities .............................................................................         6.5            7.9
                                                                                                            ---------   ------------
      Total liabilities .................................................................................       592.5          677.9
                                                                                                            ---------   ------------
Commitments and contingencies
Stockholders' equity:

    Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and outstanding .................        --             --
    Common stock, $.01 par, 203,122,914 shares authorized, 38,156,404 shares issued and outstanding .....          .4             .4
   Additional paid-in capital ...........................................................................       261.2          261.2
   Retained earnings ....................................................................................        90.7           80.0
                                                                                                            ---------   ------------
      Total stockholders' equity ........................................................................       352.3          341.6
                                                                                                            ---------   ------------
      Total liabilities and stockholders' equity ........................................................   $   944.8   $    1,019.5
                                                                                                            =========   ============

                   The accompanying notes are an integral part
             of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                ------------------
                                                                  1999      1998
                                                                -------    -------
Net sales ...................................................   $ 422.4    $ 278.5
Operating costs and expenses:
  Cost of sales .............................................     314.5      214.6
  Operating and delivery ....................................      44.4       26.0
  Selling, general and administrative .......................      31.0       18.1
  Depreciation and amortization .............................       4.9        3.0
                                                                -------    -------
Operating income ............................................      27.6       16.8

Other (income) expense:
  Interest and securitization expense .......................       9.6        4.8
  Other (income) expense, net ...............................       (.1)       (.1)
                                                                -------    -------
Income before income taxes ..................................      18.1       12.1
Provision for income taxes ..................................       7.4        4.9
                                                                -------    -------
Net income ..................................................   $  10.7    $   7.2
                                                                =======    =======
  Earnings per share ........................................   $   .28    $   .21
                                                                =======    =======
  Earnings per share-- assuming dilution ....................   $   .28    $   .21
                                                                =======    =======
  Number of common shares used in the per share calculations:
    Earnings per share ......................................      38.2       33.8
                                                                =======    =======
    Earnings per share-- assuming dilution ..................      38.4       34.5
                                                                =======    =======

                   The accompanying notes are an integral part
              of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         ------------------
                                                                          1999        1998
                                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................   $  10.7    $   7.2
  Adjustments to reconcile net income to net cash provided by (used
     in) operating activities --
    Provision for bad debts ..........................................       1.0         .6
    Depreciation and amortization ....................................       4.9        3.0
    Amortization of deferred financing costs .........................        .3         .1
    Changes in operating assets and liabilities, net of business acquisitions --
      Accounts receivable ............................................     (21.3)     (20.9)
      Inventories ....................................................      17.6       (2.6)
      Prepaid expenses and other assets ..............................       4.5       (3.8)
      Accounts payable and accrued liabilities .......................     (11.2)       7.6
      Income taxes payable ...........................................       1.6        1.2
    Other ............................................................        .2        (.4)
                                                                         -------    -------
        Net cash provided by (used in) operating activities ..........       8.3       (8.0)
                                                                         -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets .......................................        .4         .3
  Proceeds from securitization of receivables ........................      87.0       --
  Purchases of property and equipment ................................      (6.3)      (2.9)
  Purchase of businesses, net of acquired cash .......................     (14.3)     (33.8)
                                                                         -------    -------
        Net cash provided by (used in) investing activities ..........      66.8      (36.4)
                                                                         -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 8 5/8 % Senior Subordinated Notes ......................      --        200.0
  Net repayments on the Credit Facility ..............................     (77.5)    (139.4)
  Net  repayments  on  Industrial  Revenue  Bonds and other  long-term
debt .................................................................       (.5)      (1.9)
  Deferred financing costs incurred ..................................       (.2)      (7.0)
  Distributions by pooled companies prior to acquisition .............      --         (2.7)
                                                                         -------    -------
        Net cash provided by (used in) financing activities ..........     (78.2)      49.0
                                                                         -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................      (3.1)       4.6
CASH AND CASH EQUIVALENTS, beginning of period .......................       9.3        7.3
                                                                         -------    -------
CASH AND CASH EQUIVALENTS, end of period .............................   $   6.2    $  11.9
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

                        METALS USA, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor/service center in the metals processing industry. Through March 31, 1999, Metals USA has acquired numerous metal processing companies and businesses. Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

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

     The number of shares used in the per share calculations consists of the following:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------
                                                                 (IN MILLIONS)
Number of shares used in computing earnings per share
  (weighted-average shares) ............................           38.2           33.8
Effect of dilutive securities:
  Stock options ........................................           --               .7
  Convertible securities ...............................             .2           --
                                                           ------------   ------------
Number of shares used in computing earnings per share --
  assuming dilution ....................................           38.4           34.5
                                                           ============   ============

3.  INVENTORIES

    Inventories consist of the following:

                                                                                MARCH 31,   DECEMBER 31,
                                                                                  1999         1998
                                                                               ----------   ----------
                                                                               (UNAUDITED)
      Raw materials --
         Aluminum building products segment  ................................  $     12.0   $     12.3
         Flat-rolled segment  ...............................................        60.5         69.4
         Heavy carbon segment  ..............................................       150.4        156.3
         Specialty metals segment  ..........................................        68.7         68.2
                                                                               ----------   ----------
           Total raw materials  .............................................       291.6        306.2
                                                                               ----------   ----------
      Work-in-process and finished goods --
         Aluminum building products segment  ................................        16.9         16.8
         Flat-rolled segment  ...............................................        20.9         17.7
         Heavy carbon segment  ..............................................          .4           .4
         Specialty metals segment  ..........................................         2.9          3.5
                                                                               ----------   ----------
           Total work-in-process and finished goods  ........................        41.1         38.4
                                                                               ----------   ----------
      Less-- LIFO reserve  ..................................................          --          (.9)
                                                                               ----------   ----------
         Total  .............................................................  $    332.7   $    343.7
                                                                               ==========   ==========

4.  LONG-TERM DEBT

    Long-term debt consists of the following:


                                                     MARCH 31,     DECEMBER 31,
                                                      1999            1998
                                                   ------------    ------------
                                                    (UNAUDITED)
Borrowings under the Credit Facility ...........   $      192.0    $      270.0
8 5/8 % Senior Subordinated Notes ..............          200.0           200.0
Industrial Revenue Bonds (various issues) ......           26.0            26.1
Obligations under capital leases and other .....           10.5            10.5
                                                   ------------    ------------
                                                          428.5           506.6
Less-- Current portion .........................           (4.9)           (4.0)
                                                   ------------    ------------
                                                   $      423.6    $      502.6
                                                   ============    ============

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

    The Credit Facility matures in February 2003, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the three months ended March 31, 1999 was 7.0%. An annual commitment fee is payable on any unused portion of the Credit Facility. The commitment fee varies between 1/2% and 1/4% per annum based upon certain leverage ratios as defined in the agreement. The Credit Facility is used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios,
(ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined).

    At March 31, 1999, $158.0 was available to the Company under the Credit Facility. As of May 10, 1999, the Company had outstanding borrowings of $190.5 and $159.5 was available for use under this facility.

5.   ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

    On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivable Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. From month to month, the amount by which MRC's receivable portfolio exceeds the undivided interest purchased will vary. The Company expects such amount will range between $20.0 and $30.0. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At March 31, 1999, the unpurchased portion of the MRC receivable portfolio is $29.7 million and is included in accounts receivable on the consolidated balance sheet.

    The Company recorded $.9 of expense attributable to the Receivable Securitization Agreement for the three months ended March 31, 1999.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.   ACQUISITIONS

    During the three months ended March 31, 1999, the Company acquired the businesses of Southwest Steel in Madison, Illinois and Premier Steel in Shreveport, Louisiana, with annual net sales of approximately $50.0 and $15.0, respectively, for cash consideration of approximately $13.2 and the assumption of indebtedness of approximately $1.1.

7.  SEGMENT AND RELATED INFORMATION

    The Company has four reportable segments with each segment processing and distributing distinct products for different customer bases. Each segment is managed separately by product group teams focused on improving and expanding each segment's operations. The four operating segments are: the Heavy Carbon Steel Group, the Flat Rolled Steel Group, the Specialty Metals Group and the Aluminum Building Products Group.

    The following table shows summarized financial information concerning the Company's reportable segments.

                                                                   AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------------------------------------------
                                                     HEAVY                                   ALUMINUM      CORPORATE,
                                                     CARBON     FLAT ROLLED    SPECIALTY     BUILDING     ELIMINATIONS
                                                     STEEL         STEEL        METALS       PRODUCTS      AND OTHER        TOTAL
                                                  -----------   -----------   -----------   -----------   -----------    -----------
1999:
    Net sales .................................   $     159.8   $     138.4   $     104.2   $      26.0   $      (6.0)   $     422.4
    Operating income (loss) ...................          14.2           7.8           6.4           1.3          (2.1)          27.6
    Total assets ..............................         300.0         179.8         152.4          83.0         229.6          944.8
    Capital expenditures ......................           3.2           2.1            .5            .4            .1            6.3
    Depreciation and amortization .............           1.8            .9            .7            .5           1.0            4.9

1998:
    Net sales .................................   $     102.9   $      87.8   $      72.5   $      15.3   $      --      $     278.5
    Operating income (loss) ...................           7.2           5.0           5.9            .8          (2.1)          16.8
    Total assets ..............................         180.0         137.3         155.9          40.5         160.0          673.7
    Capital expenditures ......................           1.3           1.1            .2            .2            .1            2.9
    Depreciation and amortization .............            .9            .5            .6            .2            .8            3.0

8.  SUPPLEMENTAL INFORMATION

  SUPPLEMENTAL CASH FLOW INFORMATION
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Supplemental cash flow information:
  Cash paid for interest .................................   $   13.0   $    2.6
  Cash paid for income taxes .............................        2.0        2.8

Non-cash investing and financing activities:
  Acquisition of businesses:
  Fair value of assets acquired ..........................   $   17.1   $  145.3
  Consideration given:
    Cash paid ............................................       14.9       40.7
    Stock issued .........................................       --         38.5
    Notes issued .........................................       --         --
                                                             --------   --------
  Liabilities assumed ....................................   $    2.2   $   66.1
                                                             ========   ========

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

 SEGMENT RESULTS -- THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

                                                                          THREE MONTHS ENDED MARCH 31,
                                             --------------------------------------------------------------------------------------
                                                                 OPERATING              OPERATING
                                               NET               COSTS AND               INCOME                  CAPITAL
                                              SALES      %       EXPENSES       %        (LOSS)        %       EXPENDITURES     %
                                             ------    -----     ---------    -----     ---------    -----     ------------   -----
1999:                                                                        (DOLLARS IN MILLIONS)
Heavy Carbon ..............................  $159.8     37.8%    $   145.6     36.9%    $    14.2     51.4%    $        3.2    50.9%
Flat Rolled ...............................   138.4     32.8%        130.6     33.1%          7.8     28.3%             2.1    33.3%
Specialty Metals ..........................   104.2     24.7%         97.8     24.8%          6.4     23.2%              .5     7.9%
Aluminum Building Products ................    26.0      6.2%         24.7      6.3%          1.3      4.7%              .4     6.3%
Corporate, eliminations and other .........    (6.0)    (1.5)%        (3.9)    (1.1)%        (2.1)    (7.6)%             .1     1.6%
                                             ======    =====     =========    =====     =========    =====     ============   =====
   Total ..................................  $422.4    100.0%    $   394.8    100.0%    $    27.6    100.0%    $        6.3   100.0%
                                             ======    =====     =========    =====     =========    =====     ============   =====

1998:
Heavy Carbon ..............................  $102.9     37.0%    $    95.7     36.6%    $     7.2     42.9%    $        1.3    44.9%
Flat Rolled ...............................    87.8     31.5%         82.8     31.6%          5.0     29.8%             1.1    37.9%
Specialty Metals ..........................    72.5     26.0%         66.6     25.4%          5.9     35.1%              .2     6.9%
Aluminum Building Products ................    15.3      5.5%         14.5      5.5%          0.8      4.8%              .2     6.9%
Corporate, eliminations and other .........    --        --%           2.1       .9%         (2.1)   (12.6)%             .1     3.4%
                                             ======    =====     =========    =====     =========    =====     ============   =====
   Total ..................................  $278.5    100.0%    $   261.7    100.0%    $    16.8    100.0%    $        2.9   100.0%
                                             ======    =====     =========    =====     =========    =====     ============   =====

    HEAVY CARBON STEEL GROUP. Net sales increased $56.9 million, or 55.3%, from $102.9 million for the three months ended March 31, 1998 to $159.8 million for the three months ended March 31, 1999. The net sales attributable to acquisitions completed after the first quarter of 1998 contributed substantially all of the increase. Average realized prices for steel products decreased approximately 11.5% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Material shipments increased 75.5% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Acquisitions completed after the first quarter of 1998 accounted for substantially all of this increase. Net sales on a "same store" basis decreased by 11.4%, due in roughly equal parts to lower average realized prices and shipments, as the Company attempted to maintain its normal product margins at the expense of lower margin business. Operating costs and expenses increased $49.9 million, or 52.1%, from $95.7 million for the three months ended March 31, 1998 to $145.6 million for the three months ended March 31, 1999. Operating costs and expenses as a percentage of net sales decreased from 93.0% for the three months ended March 31, 1998 to 91.1% for the three months ended March 31, 1999. This percentage decrease was primarily due to lower cost of raw material. Operating income increased by $7.0 million, or 97.2%, from $7.2 million for the three months ended March 31, 1998 to $14.2 million for the three months ended

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

March 31, 1999. Operating income as a percentage of net sales increased from 7.0% for the three months ended March 31, 1998 to 8.9% for the three months ended March 31, 1999. This percentage increase was due to increased shipments of higher margin and processed material, offset by lower average realized prices.

    FLAT ROLLED STEEL GROUP. Net sales increased $50.6 million, or 57.6%, from $87.8 million for the three months ended March 31, 1998 to $138.4 million for the three months ended March 31, 1999. The net sales attributable to acquisitions completed after the first quarter of 1998 contributed 69.1% of the increase. Average realized prices for steel products decreased approximately 5.3% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Material shipments increased 48.8% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Acquisitions completed after the first quarter of 1998 accounted for 49.9% of this increase. Net sales on a "same store" basis increased by 17.8%, due primarily to a 24.4% increase in shipments, partially offset by lower average realized prices. Costs and expenses increased $47.8 million, or 57.7%, from $82.8 million for the three months ended March 31, 1998 to $130.6 million for the three months ended March 31, 1999. Operating costs and expenses were stable as a percentage of net sales, increasing marginally from 94.3% for the three months ended March 31, 1998 to 94.4% for the three months ended March 31, 1999. Operating income increased by $2.8 million, or 56.0%, from $5.0 million for the three months ended March 31, 1998 to $7.8 million for the three months ended March 31, 1999. Operating income as a percentage of net sales decreased marginally from 5.7% for the three months ended March 31, 1998 to 5.6% for the three months ended March 31, 1999.

    SPECIALTY METALS GROUP. Net sales increased $31.7 million, or 43.7%, from $72.5 million for the three months ended March 31, 1998 to $104.2 million for the three months ended March 31, 1999. The net sales attributable to acquisitions completed after the first quarter of 1998 contributed substantially all of the increase. Net sales on a "same store" basis increased 1.9%, due primarily to increased shipments of non-aerospace products. Costs and expenses increased $31.2 million, or 46.8%, from $66.6 million for the three months ended March 31, 1998 to $97.8 million for the three months ended March 31, 1999. Operating costs and expenses as a percentage of net sales increased from 91.9% for the three months ended March 31, 1998 to 93.9% for the three months ended March 31, 1999. This percentage increase was primarily due to lower realized prices and shipments primarily attributable to aerospace products such as titanium and aluminum. Operating income increased by $.5 million, or 8.5%, from $5.9 million for the three months ended March 31, 1998 to $6.4 million for the three months ended March 31, 1999. This increase was principally due to the acquisitions completed after the first quarter of 1998. Operating income as a percentage of net sales decreased from 8.1% for the three months ended March 31, 1998 to 6.1% for the three months ended March 31, 1999. This percentage decrease was due to lower realized prices and shipments as described above.

    ALUMINUM BUILDING PRODUCTS. Net sales increased $10.7 million, or 69.9%, from $15.3 million for the three months ended March 31, 1998 to $26.0 million for the three months ended March 31, 1999. The increase in net sales is principally due to the acquisitions completed after the first quarter of 1998. Net sales on a "same store" basis increased approximately 10.0%, due primarily to increased shipments. Operating costs and expenses increased $10.2 million, or 70.3%, from $14.5 million for the three months ended March 31, 1998 to $24.7 million for the three months ended March 31, 1999. Operating costs and expenses as a percentage of net sales were stable, increasing marginally from 94.8% for the three months ended March 31, 1998 to 95.0% for the three months ended March 31, 1999. Operating income increased by $.5 million, or 62.5%, from $.8 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. This increase was principally due to the contributions of the acquisitions completed after the first quarter of 1998. Operating income as a percentage of net sales decreased from 5.2% for the three months ended March 31, 1998 to 5.0% for the three months ended March 31, 1999.

    CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss was unchanged at $2.1 million for the three months ended March 31, 1998 and 1999.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

                                                THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------
                                             1999        %      1998       %
                                            ------    ------   ------    ------
                                              (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ...............................   $422.4     100.0%  $278.5     100.0%
 Cost of sales ..........................    314.5      74.5%   214.6      77.1%
 Operating and delivery .................     44.4      10.5%    26.0       9.3%
 Selling, general and administrative ....     31.0       7.3%    18.1       6.5%
 Depreciation and amortization ..........      4.9       1.2%     3.0       1.1%
                                            ------    ------   ------    ------
Operating income ........................     27.6       6.5%    16.8       6.0%
 Interest and securitization expense ....      9.6       2.3%     4.8       1.7%
 Other (income) expense, net ............      (.1)      -- %     (.1)      --%
                                            ------    ------   ------    ------
Income before income taxes ..............   $ 18.1       4.2%  $ 12.1       4.3%
                                            ======    ======   ======    ======


    NET SALES. Net sales increased $143.9 million, or 51.7%, from $278.5 million for the three months ended March 31, 1998 to $422.4 million for the three months ended March 31, 1999. The increase in net sales was principally due to acquisitions completed after the first quarter of 1998.

    COST OF SALES. Cost of sales increased $99.9 million, or 46.6%, from $214.6 million for the three months ended March 31, 1998, to $314.5 million for the three months ended March 31, 1999. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 77.1% for the three months ended March 31, 1998 to 74.5% for the three months ended March 31, 1999. This percentage decrease was primarily due to lower cost of raw materials.

    OPERATING AND DELIVERY. Operating and delivery expenses increased $18.4 million, or 70.8%, from $26.0 million for the three months ended March 31, 1998 to $44.4 million for the three months ended March 31, 1999. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses increased from 9.3% for the three months ended March 31, 1998 to 10.5% for the three months ended March 31, 1999. This percentage increase was primarily due to costs being spread over lower net sales primarily due to lower average realized prices.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $12.9 million, or 71.3%, from $18.1 million for the three months ended March 31, 1998 to $31.0 million for the three months ended March 31, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 6.5% for the three months ended March 31, 1998 to 7.3% for the three months ended March 31, 1999. This percentage increase was primarily due to costs being spread over lower net sales primarily due to lower average realized prices.

    OPERATING INCOME. Operating income increased $10.8 million, or 64.3%, from $16.8 million for the three months ended March 31, 1998 to $27.6 million for the three months ended March 31, 1999. The increase in operating income was attributable to the acquisitions completed after the first quarter of 1998. As a percentage of net sales, operating income increased from 6.0% for the three months ended March 31, 1998 to 6.5% for the three months ended March 31, 1999. This percentage increase was primarily due to lower cost of raw materials during the three months ended March 31, 1999.

    INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $4.8 million, from $4.8 million for the three months ended March 31, 1998 to $9.6 million for the three months ended March 31, 1999. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    OTHER (INCOME) EXPENSE. Other (income) expense was unchanged at $.1 million for the three months ended March 31, 1998 and 1999.

    PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

    The Company generated $8.3 million in net cash from operating activities and used $8.0 million in net cash for operating activities for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by investing activities was $66.8 million and net cash used for investing activities was $36.4 million for the three months ended March 31, 1999 and 1998, respectively. The cash provided from investing activities during the three months ended March 31, 1999 included $87.0 million from the securitization of accounts receivable offset by cash used for acquisitions and capital expenditures. Net cash used for financing activities was $78.2 million and net cash provided by financing activities was $49.0 million for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, the cash used for financing activities consisted primarily of the repayment of $77.5 million of borrowings on the Credit Facility. At December 31, 1998, the Company had cash of $9.3 million, working capital of $407.4 million and total debt of $506.6 million. At March 31, 1999, the Company had cash of $6.2 million, working capital of $329.9 million and total debt of $428.5 million. The decline in working capital and total indebtedness is principally due to the accounts receivable securitization transaction described below. As of May 10, 1999, the Company had outstanding borrowings under the Credit Facility of $190.5 million, leaving $159.5 million available for use.

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

  INVESTING ACTIVITIES

    During the three months ended March 31, 1999, the Company acquired the businesses of Southwest Steel in Madison, Illinois and Premier Steel in Shreveport, Louisiana, with annual net sales of approximately $50.0 million and $15.0 million, respectively, for cash consideration of approximately $13.2 million and the assumption of indebtedness of approximately $1.1 million.

    On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivable Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. From month to month, the amount by which MRC's receivable portfolio exceeds the undivided interest purchased will vary. The Company expects such amount will range between $20.0 and $30.0. The unpurchased portion of the MRC receivable portfolio is a restricted assets and effectively collateral for the benefit of the Purchaser. At March 31, 1999, the unpurchased portion of the MRC portfolio is $29.7 million.

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

  FINANCING ACTIVITIES

    The Company repaid approximately $77.5 million of outstanding borrowings on the Credit Facility in the three months ended March 31, 1999 utilizing proceeds from the securitization of accounts receivable.

  TRENDS

    The Company expects that depressed domestic steel prices will not improve until the second half of 1999. Should domestic steel producers institute "dumping" suits against the foreign steel importers the expected price increases could be accelerated. The realization of any such price increases is dependent upon the continued strength of the domestic economy in order to reduce industry-wide inventory levels.

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

    The Company purchases the majority of its raw materials, including steel, from domestic suppliers, however, the Company has increased its purchases of steel from foreign suppliers in the past twelve months to take advantage of lower cost imported steel. Accordingly, for the reasons stated in the preceding paragraph, together with the diversity of its product mix, customer and industry base, and a pro active monitoring of its raw material inventories with the goal of significantly improving its current inventory turnover ratios, the Company does not expect the depressed domestic steel prices to have a material adverse effect on its consolidated results of operations, financial position or liquidity.

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

    STATE OF READINESS. In early 1998, the Company formulated a plan to address the Year 2000 issue. To date, the Company's primary focus has been on its own internal systems, including all types of systems used by its subsidiaries in their operations, dealing with the most critical systems first. The Company has expanded this plan to included third parties to help complete this Year 2000 plan.

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

    During 1998, the Company began sending questionnaires to its customers, vendors and other third parties with which the Company has material relationships and expects to complete the assessment of such parties by the end of September 1999. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties.

    COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company's preliminary estimate is that the cost of assessment, renovation and implementation of its internal systems will range from approximately $.2 million to $.5 million, of which approximately $.2 million has been incurred. These costs will consist primarily of consultants and additional personnel costs. In addition, the Company expects to incur capital expenditures of approximately $6.0 million for new hardware and software to integrate and upgrade certain of its existing management information systems. The Company expects that such costs will be funded through operating cash flows. These estimates, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation of its systems. These estimates may be adjusted upon receipt of more information from the Company's vendors, customers and third parties and upon design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area could materially affect the estimated costs.

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

    CONTINGENCY PLAN. The Company is developing a comprehensive contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. The contingency plan is expected to be completed and approved by management within the next three months.

ITEM 3.    QUANTTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

    INTEREST RATE EXPOSURE

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At March 31, 1999, approximately 44.8% ($192.0 million) of the long-term debt was subject to variable interest rates. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of the $192.0 million of variable interest long-term debt. The effect of these agreements was to decrease the Company's exposure to variable interest rates to $67.0 million of long-term debt. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.7 million. At March 31, 1999, the fair value of the Company's fixed rate debt is approximately $232.5 million based upon discounted future cash flows using current market prices and the fair value of the interest rate swap agreements was $.1 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.


ITEM 5.  OTHER INFORMATION

    On April 22, 1999, the Company announced that the Board of Directors had approved a stock repurchase plan for up to $25.0 million of the Company's Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

        21 List of Subsidiaries of the Company
        27 Financial Data Schedule

    B.  REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                             METALS USA, INC.




                                      By:\s\        TERRY L. FREEMAN
                                                    Terry L. Freeman
                                            Vice President, Corporate Controller
Date:  May 13, 1999                             and Chief Accounting Officer