Form 10-Q
period 1999-06-30
METALS USA INC
filed 1999-08-13
CIK 1038363

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ___________________


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                             _____________________


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


  Number of shares of common stock outstanding at August 6, 1999: 38,137,773

================================================================================

                                METALS USA, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                          PAGE
                                                                       --------
    Item 1.  Financial Statements

       Consolidated Balance Sheets of Metals USA, Inc. and
          Subsidiaries at June 30, 1999 (Unaudited)
          and December 31, 1998 ........................................   2
       Unaudited Consolidated Statements of Operations of
          Metals USA, Inc. and Subsidiaries for the three
          and six months ended June 30, 1999 and 1998 ..................   3
       Unaudited Consolidated Statements of Cash Flows of
          Metals USA, Inc. and Subsidiaries for the six
          months ended June 30, 1999 and 1998 ..........................   4
       Condensed Notes to Unaudited Consolidated Financial Statements ..   5

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  ....................  10

    Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk ....................................................  19

PART II. - OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................  20
    Item 4.  Submission of Matters to a Vote of Security Holders  ......  20
    Item 5.  Other Information .........................................  20
    Item 6.  Exhibits and Reports on Form 8-K ..........................  20
    Signatures .........................................................  21

                        METALS USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JUNE 30,  DECEMBER 31,
                                                                                 1999       1998
                                                                               ---------  ------------
                                                                              (UNAUDITED)
                      ASSETS
Current assets:
    Cash ..................................................................     $    6.3   $    9.3
    Accounts receivable, net of allowance of $7.2 and $7.1, respectively ..        125.2      189.8
    Inventories ...........................................................        314.0      343.7
    Prepaid expenses and other ............................................         13.7       16.2
                                                                                --------   --------
       Total current assets ...............................................        459.2      559.0
Property and equipment, net of accumulated depreciation of $36.3 and $31.0,
    respectively ..........................................................        185.5      173.2
Goodwill, net .............................................................        267.8      267.2
Other assets, net .........................................................         17.5       20.1
                                                                                --------   --------
       Total assets .......................................................     $  930.0   $1,019.5
                                                                                ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................     $  100.8   $  107.5
    Accrued liabilities ...................................................         34.6       40.1
    Current portion of long-term debt .....................................          5.4        4.0
                                                                                --------   --------
       Total current liabilities ..........................................        140.8      151.6
Long-term debt, less current portion ......................................        403.0      502.6
Deferred income tax liability .............................................         15.8       15.8
Other long-term liabilities ...............................................          6.4        7.9
                                                                                --------   --------
       Total liabilities ..................................................        566.0      677.9
                                                                                --------   --------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par, 5,000,000 shares authorized,
      none issued and outstanding .........................................         --         --
    Common stock, $.01 par, 203,122,914 shares authorized,
      38,156,404 shares issued ............................................           .4         .4
    Additional paid-in capital ............................................        261.5      261.2
    Retained earnings .....................................................        102.5       80.0
    Treasury stock, 41,000 shares, at cost ...............................           (.4)      --
                                                                                --------   --------
       Total stockholders' equity .........................................        364.0      341.6
                                                                                --------   --------
       Total liabilities and stockholders' equity .........................     $  930.0   $1,019.5
                                                                                ========   ========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                      METALS USA, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                   ---------------------       ---------------------
                                                                     1999          1998          1999         1998
                                                                   -------       -------       -------       -------
Net sales ...................................................      $ 435.7       $ 377.2       $ 858.1       $ 655.7
Operating costs and expenses:
    Cost of sales ...........................................        324.6         289.3         639.1         503.9
    Operating and delivery ..................................         45.7          34.2          90.1          60.2
    Selling, general and administrative .....................         31.2          24.7          62.2          42.8
    Depreciation and amortization ...........................          5.1           3.7          10.0           6.7
                                                                   -------       -------       -------       -------
Operating income ............................................         29.1          25.3          56.7          42.1

Other (income) expense:
    Interest and securitization expense .....................          9.3           6.2          18.9          11.0
    Other income, net .......................................          (.1)         (1.6)          (.2)         (1.7)
                                                                   -------       -------       -------       -------
Income before income taxes ..................................         19.9          20.7          38.0          32.8
Provision for income taxes ..................................          8.1           8.5          15.5          13.4
                                                                   -------       -------       -------       -------
Net income ..................................................      $  11.8       $  12.2       $  22.5       $  19.4
                                                                   =======       =======       =======       =======

  Earnings per share ........................................      $   .31       $   .33       $   .59       $   .55
                                                                   =======       =======       =======       =======

Earnings per share -- assuming dilution ....................       $   .31       $   .32       $   .59       $   .54
                                                                   =======       =======       =======       =======

  Number of common shares used in the per share calculations:
      Earnings per share ....................................         38.1          36.7          38.1          35.2
                                                                   =======       =======       =======       =======

      Earnings per share -- assuming dilution ................        38.4          37.6          38.4          36.0
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

                      METALS USA, INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN MILLIONS)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        ------------------
                                                                          1999        1998
                                                                        ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ....................................................     $ 22.5      $ 19.4
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities--
       Provision for bad debts ....................................        1.1         1.1
       Depreciation and amortization ..............................       10.0         6.7
       Changes in operating assets and liabilities, net of business acquisitions --
          Accounts receivable .....................................      (22.8)      (23.9)
          Inventories .............................................       36.2       (13.9)
          Prepaid expenses and other assets .......................        1.8        (7.7)
          Accounts payable and accrued liabilities ................      (16.3)        8.7
          Income taxes payable ....................................        (.3)       (1.7)
       Other ......................................................         .7          .4
                                                                        ------      ------
             Net cash provided by (used in) operating activities ..       32.9       (10.9)
                                                                        ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from securitization of receivables ...................       88.0        --
    Purchases of property and equipment ...........................      (11.4)       (8.1)
    Purchase of businesses, net of acquired cash ..................      (13.3)      (86.0)
    Other .........................................................         .8        --
                                                                        ------      ------
             Net cash provided by (used in) investing activities ..       64.1       (94.1)
                                                                        ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to stockholders .................................       --          (3.1)
    Issuance of 8 5/8 % Senior Subordinated Notes .................       --         200.0
    Net repayments on the Credit Facility .........................      (97.5)      (75.3)
    Net borrowings (repayments) on Industrial Revenue Bonds and
          other long-term debt ....................................       (1.8)        3.3
    Deferred financing costs incurred .............................        (.4)       (7.2)
    Repurchases of common stock ...................................        (.4)       --
    Other .........................................................       --           (.3)
                                                                        ------      ------
             Net cash provided by (used in) financing activities ..     (100.1)      117.4
                                                                        ------      ------

NET INCREASE (DECREASE)  IN CASH ..................................       (3.0)       12.4
CASH, beginning of period .........................................        9.3         7.3
                                                                        ------      ------
CASH, end of period ...............................................     $  6.3      $ 19.7
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

                      METALS USA, INC. AND SUBSIDIARIES

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

   Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor and distributor. Through June 30, 1999, Metals USA has acquired numerous metals processing and distributing companies. Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

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

   USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest twelve months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

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

                      METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The number of shares used in the per share calculations consists of the following:

                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                              ------------------          -----------------
                                                                              1999          1998          1999         1998
                                                                              ----          ----          ----         ----
                                                                                               (IN MILLIONS)
Number of shares used in computing earnings per share
  (weighted-average shares) .........................................         38.1          36.7          38.1          35.2
Effect of dilutive securities:
  Stock options .....................................................           .1            .8            .1            .8
  Convertible securities ............................................           .2            .1            .2          --
                                                                              ----          ----          ----          ----
Number of shares used in computing earnings per share --
  assuming dilution .................................................         38.4          37.6          38.4          36.0
                                                                              ====          ====          ====          ====

3. INVENTORIES

   Inventories consist of the following:


                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                       ----------   ------------
                                                       (UNAUDITED)
 Raw materials --
     Aluminum building products segment ...........       $ 12.3       $ 12.3
     Flat rolled segment ..........................         60.8         69.4
     Heavy carbon segment .........................        131.3        156.3
     Specialty metals segment .....................         71.3         68.2
                                                          ------       ------
        Total raw materials .......................        275.7        306.2
                                                          ------       ------
 Work-in-process and finished goods --
     Aluminum building products segment ...........         16.3         16.8
     Flat rolled segment ..........................         19.7         17.7
     Heavy carbon segment .........................           .4           .4
     Specialty metals segment .....................          1.9          3.5
                                                          ------       ------
        Total work-in-process and finished goods ..         38.3         38.4
                                                          ------       ------
 Less -- LIFO reserve .............................         --            (.9)
                                                          ------       ------
     Total ........................................       $314.0       $343.7
                                                          ======       ======

4. LONG-TERM DEBT

      Long-term debt consists of the following:
                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                       ----------   ------------
                                                       (UNAUDITED)
Credit Facility ...................................       $172.0       $270.0
8 5/8 % Senior Subordinated Notes .................        200.0        200.0
Industrial Revenue Bonds (various issues) .........         25.3         26.1
Obligations under capital leases and other ........         11.1         10.5
                                                          ------       ------
                                                           408.4        506.6
Less-- Current portion ............................         (5.4)        (4.0)
                                                          ------       ------
                                                          $403.0       $502.6
                                                          ======       ======

                      METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


   The Notes call for semi-annual interest payments on February 15 and August 15 of each year, and mature on February 15, 2008. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at redemption rates stated in the indenture governing the Notes (the "Indenture") together with accrued and unpaid interest to the date of redemption. Notwithstanding the foregoing, at any time on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more offerings of the common stock of the Company, at a redemption price equal to 108.625% of the principal amount thereof, plus accrued and unpaid interest to the date of such redemption, provided that at least 65% of the aggregate principal amount of Notes originally issued remains outstanding immediately after such redemption. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries, and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the Credit Facility and will rank pari passu in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes.

   The Credit Facility matures in February 2003, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the six months ended June 30, 1999 was 7.0%. An annual commitment fee is payable on any unused portion of the Credit Facility. The commitment fee varies between 1/4% and 1/2% per annum based upon the ratio of funded debt to cash flows (as defined). The Credit Facility is used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios,
(ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined).

   At June 30, 1999, $178.0 was available to the Company under the Credit Facility. As of August 6, 1999, the Company had outstanding borrowings of $221.5 and $128.5 was available for use under this facility.

5. ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

   On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivable Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. From month to month, the amount by which MRC's receivable portfolio exceeds the undivided interest purchased will vary. The Company expects such amount will range between $25.0 and $35.0. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At June 30, 1999, the unpurchased portion of the MRC receivable portfolio is $30.0 million and is included in accounts receivable on the consolidated balance sheet.

   The Company recorded $1.2 and $2.1 of expense attributable to the Receivable Securitization Agreement for the three and six months ended June 30, 1999, respectively, which is included in interest and securitization expense on the unaudited consolidated statements of operations.

                      METALS USA, INC. AND SUBSIDIARIES

              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


6. STOCKHOLDERS EQUITY

   In April 1999, the Board of Directors approved the use of up to $25.0 for the purchase of the Company's Common Stock. Shares may be purchased in open market or privately negotiated transactions. During the period ended June 30, 1999, the Company had repurchased 41,000 shares at an average price of $10.47 per share.

7. ACQUISITIONS

   During the first quarter of 1999, the Company acquired the businesses of Southwest Steel in Madison, Illinois and Premier Steel in Shreveport, Louisiana, with annual net sales of approximately $50.0 and $15.0, respectively. The consideration paid in connection with these acquisitions was approximately $13.1 in cash and the assumption of indebtedness of approximately $1.1.

8. SEGMENT AND RELATED INFORMATION

   The Company has four reportable segments with each segment processing and distributing distinct products for different customer bases. Each segment is managed separately by product group teams focused on improving and expanding each segment's operations. The four operating segments are: Heavy Carbon, Flat Rolled, Specialty Metals and Aluminum Building Products.

   The following table shows summarized financial information concerning the Company's reportable segments.

                                                                         AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------------------------------------------------------
                                                                                                 ALUMINUM     CORPORATE,
                                                        HEAVY                     SPECIALTY      BUILDING    ELIMINATIONS
                                                        CARBON     FLAT ROLLED      METALS       PRODUCTS      AND OTHER      TOTAL
                                                       --------    -----------    ---------     ----------   ------------   --------
1999:
    Net sales ..................................        $325.3        $287.0        $201.4        $ 59.4       $(15.0)       $858.1
    Operating income (loss) ....................          24.6          19.1          11.6           5.8         (4.4)         56.7
    Total assets ...............................         287.7         178.7         150.5          86.2        226.9         930.0
    Capital expenditures .......................           4.7           4.0           1.5           1.0           .2          11.4
    Depreciation and amortization ..............           3.8           1.9           1.4            .9          2.0          10.0

1998:
    Net sales ..................................        $249.6        $198.8        $170.0        $ 37.3       $ --          $655.7
    Operating income (loss) ....................          19.3          11.6          14.1           3.4         (6.3)         42.1
    Total assets ...............................         238.3         190.1         166.8          52.1        213.5         860.8
    Capital expenditures .......................           3.3           3.5            .6            .6           .1           8.1
    Depreciation and amortization ..............           2.0           1.1           1.2            .4          2.0           6.7


                      METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.  SUPPLEMENTAL INFORMATION

  SUPPLEMENTAL CASH FLOW INFORMATION

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           -------------------
                                                            1999         1998
                                                           ------       ------

Supplemental cash flow information:
  Cash paid for interest ............................      $ 18.1       $  4.4
  Cash paid for income taxes ........................        14.1         12.4

Non-cash investing and financing activities:
  Acquisition of businesses:
  Fair value of assets acquired .....................      $ 16.9       $311.3
  Consideration given:
    Cash paid .......................................        13.1         93.4
    Stock issued ....................................        --           70.7
    Notes issued ....................................        --            3.6
                                                           ------       ------
  Liabilities assumed ...............................      $  3.8       $143.6
                                                           ======       ======


10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

    During July 1999, the Company acquired Wolf Brothers Steel Service Center in Philadelphia, Pennsylvania, with annual net sales of approximately $60.0, and the net assets of certain other businesses, for total cash consideration of approximately $42.8, convertible notes of approximately $4.0 and the assumption of indebtedness of approximately $3.4.

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

RESULTS OF OPERATIONS - SEGMENT

  SEGMENT RESULTS -- THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREe MONTHS ENDED JUNE 30, 1998

                                                                      THREE MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------------------------------------------
                                                                OPERATING              OPERATING
                                          NET                   COSTS AND                INCOME                CAPITAL
                                         SALES           %      EXPENSES         %       (LOSS)         %    EXPENDITURES      %
                                        -------      -------   -----------  ---------  ---------    -------  ------------  --------
                                                                           (DOLLARS IN MILLIONS)
1999:
Heavy Carbon ........................    $165.5        38.0%     $155.1        38.1%     $ 10.4       35.7%     $  1.5       29.4%
Flat Rolled .........................     148.6        34.1%      137.3        33.8%       11.3       38.8%        1.9       37.2%
Specialty Metals ....................      97.2        22.3%       92.0        22.6%        5.2       17.9%        1.0       19.6%
Aluminum Building Products ..........      33.4         7.7%       28.9         7.1%        4.5       15.5%         .6       11.8%
Corporate, eliminations and other ...      (9.0)       (2.1)%      (6.7)       (1.6)%      (2.3)      (7.9)%        .1        2.0%
                                         ------      ------      ------      ------      ------     ------      ------     ------
   Total ............................    $435.7       100.0%     $406.6       100.0%     $ 29.1      100.0%     $  5.1      100.0%
                                         ======      ======      ======      ======      ======     ======      ======     ======

1998:
Heavy Carbon ........................    $146.7        39.0%     $134.6        38.2%     $ 12.1       47.8%     $  2.0       38.5%
Flat Rolled .........................     111.0        29.4%      104.4        29.7%        6.6       26.1%        2.4       46.1%
Specialty Metals ....................      97.5        25.8%       89.3        25.4%        8.2       32.4%         .4        7.7%
Aluminum Building Products ..........      22.0         5.8%       19.4         5.5%        2.6       10.3%         .4        7.7%
Corporate, eliminations and other ...      --            .0%        4.2         1.2%       (4.2)     (16.6)%      --           .0%
                                         ------      ------      ------      ------      ------     ------      ------     ------
   Total ............................    $377.2       100.0%     $351.9       100.0%     $ 25.3      100.0%     $  5.2      100.0%
                                         ======      ======      ======      ======      ======     ======      ======     ======

   HEAVY CARBON. Net sales increased $18.8 million, or 12.8%, from $146.7 million for the three months ended June 30, 1998 to $165.5 million for the three months ended June 30, 1999. Average realized prices for steel products decreased approximately 15.6% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Material shipments increased 33.8% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Net sales on a "same store" basis decreased by 12.5%, primarily due to lower average realized prices as the Company attempted to maintain its normal product margins at the expense of lower margin business. Operating costs and expenses increased $20.5 million, or 15.2%, from $134.6 million for the three months ended June 30, 1998 to $155.1 million for the three months ended June 30, 1999. Operating costs and expenses as a percentage of net sales increased from 91.8% for the three months ended June 30, 1998 to 93.7% for the three months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices. Operating income decreased by $1.7 million, or 14.0%, from $12.1 million for the three months ended June 30, 1998 to $10.4 million for the three months ended June 30, 1999. Operating income as a percentage of net sales decreased from 8.2% for the three months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ended June 30, 1998 to 6.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to lower average realized prices, partially offset by higher shipments.

   FLAT ROLLED. Net sales increased $37.6 million, or 33.9%, from $111.0 million for the three months ended June 30, 1998 to $148.6 million for the three months ended June 30, 1999. Average realized prices for steel products decreased approximately 4.4% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Material shipments increased 39.5% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Net sales on a "same store" basis increased by 15.2%, due primarily to a 20.7% increase in shipments, partially offset by lower average realized prices. Operating costs and expenses increased $32.9 million, or 31.5%, from $104.4 million for the three months ended June 30, 1998 to $137.3 million for the three months ended June 30, 1999. Operating costs and expenses as a percentage of net sales, decreased from 94.1% for the three months ended June 30, 1998 to 92.4% for the three months ended June 30, 1999. This percentage decrease was primarily due to lower cost of raw material and higher sales. Operating income increased by $4.7 million, or 71.2%, from $6.6 million for the three months ended June 30, 1998 to $11.3 million for the three months ended June 30, 1999. Operating income as a percentage of net sales increased from 5.9% for the three months ended June 30, 1998 to 7.6% for the three months ended June 30, 1999. This percentage increase is primarily due to higher shipment volumes and lower costs of raw material, partially offset by lower average realized sales prices.

   SPECIALTY METALS. Net sales decreased $.3 million, or .3%, from $97.5 million for the three months ended June 30, 1998 to $97.2 million for the three months ended June 30, 1999. Net sales on a "same store" basis decreased 14.4%, due primarily to decreased shipments and lower average realized prices for aerospace products. Operating costs and expenses increased $2.7 million, or 3.0%, from $89.3 million for the three months ended June 30, 1998 to $92.0 million for the three months ended June 30, 1999. Operating costs and expenses as a percentage of net sales increased from 91.6% for the three months ended June 30, 1998 to 94.7% for the three months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices and shipments primarily attributable to aerospace products. Operating income decreased by $3.0 million, or 36.6%, from $8.2 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. Operating income as a percentage of net sales decreased from 8.4% for the three months ended June 30, 1998 to 5.3% for the three months ended June 30, 1999. This decrease was primarily due to lower average realized prices and shipments as described above.

   ALUMINUM BUILDING PRODUCTS. Net sales increased $11.4 million, or 51.8%, from $22.0 million for the three months ended June 30, 1998 to $33.4 million for the three months ended June 30, 1999. The increase in net sales is primarily due to acquisitions and increased sales of the Company's proprietary Insulated Roof Panel products by the acquired companies. Operating costs and expenses increased $9.5 million, or 49.0%, from $19.4 million for the three months ended June 30, 1998 to $28.9 million for the three months ended June 30, 1999. This increase is primarily due to the acquisitions and increased sales of the Insulated Roof Panel products referred to above. Operating costs and expenses as a percentage of net sales decreased from 88.2% for the three months ended June 30, 1998 to 86.5% for the three months ended June 30, 1999. This decrease is primarily due to lower administrative costs and lower manufacturing costs attributable to the expanded distribution of the Company's Insulated Roof Panel products. Operating income increased by $1.9 million, or 73.1%, from $2.6 million for the three months ended June 30, 1998 to $4.5 million for the three months ended June 30, 1999. This increase is primarily due to the acquired companies and higher sales of the Company's Insulated Roof Panels. Operating income as a percentage of net sales increased from 11.8% for the three months ended June 30, 1998 to 13.5% for the three months ended June 30, 1999. This increase was primarily due to increased sales of the Insulated Roof Panel products and the current period contributions of the acquisitions completed during 1998.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $1.9 million, from a loss of $4.2 million for the three months ended June 30, 1998 to a loss of $2.3 million for the three months ended June 30, 1999. This change is primarily due to increased cost savings attributable to purchasing of raw material and lower administrative costs.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



  SEGMENT RESULTS -- SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

                                                                          SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------------------------
                                                                OPERATING               OPERATING
                                           NET                  COSTS AND                INCOME                CAPITAL
                                          SALES          %      EXPENSES        %        (LOSS)         %    EXPENDITURES      %
                                         -------     -------   -----------   -------    ----------  -------  ------------- ---------
1999:                                                                            (DOLLARS IN MILLIONS)
Heavy Carbon .......................     $325.3        37.9%     $300.7        37.5%     $ 24.6       43.4%     $  4.7        41.1%
Flat Rolled ........................      287.0        33.4%      267.9        33.4%       19.1       33.7%        4.0        35.1%
Specialty Metals ...................      201.4        23.5%      189.8        23.7%       11.6       20.5%        1.5        13.2%
Aluminum Building Products .........       59.4         6.9%       53.6         6.7%        5.8       10.2%        1.0         8.8%
Corporate, eliminations and other ..      (15.0)       (1.7)%     (10.6)       (1.3)%      (4.4)      (7.8)%        .2         1.8%
                                         ------      ------      ------      ------      ------     ------      ------      ------
   Total ...........................     $858.1       100.0%     $801.4       100.0%     $ 56.7      100.0%     $ 11.4       100.0%
                                         ======      ======      ======      ======      ======     ======      ======      ======

1998:
Heavy Carbon .......................     $249.6        38.1%     $230.3        37.5%     $ 19.3       45.8%     $  3.3        40.7%
Flat Rolled ........................      198.8        30.3%      187.2        30.6%       11.6       27.6%        3.5        43.3%
Specialty Metals ...................      170.0        25.9%      155.9        25.4%       14.1       33.5%         .6         7.4%
Aluminum Building Products .........       37.3         5.7%       33.9         5.5%        3.4        8.1%         .6         7.4%
Corporate, eliminations and other ..       --          --           6.3         1.0%       (6.3)     (15.0)%        .1         1.2%
                                         ------      ------      ------      ------      ------     ------      ------      ------
   Total ...........................     $655.7       100.0%     $613.6       100.0%     $ 42.1      100.0%     $  8.1       100.0%
                                         ======      ======      ======      ======      ======     ======      ======      ======

   HEAVY CARBON. Net sales increased $75.7 million, or 30.3%, from $249.6 million for the six months ended June 30, 1998 to $325.3 million for the six months ended June 30, 1999. The net sales attributable to acquisitions completed during 1998 contributed substantially all of the increase. Average realized prices for steel products decreased approximately 13.7% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Material shipments increased 51.1% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Net sales on a "same store" basis decreased by 10.8%, primarily due to lower average realized prices, as the Company attempted to maintain its normal product margins at the expense of lower margin business. Operating costs and expenses increased $70.4 million, or 30.6%, from $230.3 million for the six months ended June 30, 1998 to $300.7 million for the six months ended June 30, 1999. Operating costs and expenses as a percentage of net sales increased marginally from 92.3% for the six months ended June 30, 1998 to 92.4% for the six months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices. Operating income increased by $5.3 million, or 27.5%, from $19.3 million for the six months ended June 30, 1998 to $24.6 million for the six months ended June 30, 1999. This increase is primarily due to the impact of acquisitions completed during 1998. Operating income as a percentage of net sales decreased marginally from 7.7% for the six months ended June 30, 1998 to 7.6% for the six months ended June 30, 1999. This percentage decrease was due to lower average realized prices.

   FLAT ROLLED. Net sales increased $88.2 million, or 44.4%, from $198.8 million for the six months ended June 30, 1998 to $287.0 million for the six months ended June 30, 1999. Average realized prices for steel products increased approximately .2% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Material shipments increased 43.8% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Net sales on a "same store" basis increased by 21.3%, due primarily to increased shipments. Operating costs and expenses increased $80.7 million, or 43.1%, from $187.2 million for the six months ended June 30, 1998 to $267.9 million for the six months ended June 30, 1999. Operating costs and expenses as a percentage of net sales, decreased from 94.2% for the six months ended June 30, 1998 to 93.3% for the six months ended June 30, 1999. Operating income increased by $7.5 million, or 64.7%, from $11.6 million for the six months ended June 30, 1998 to $19.1 million for the six months ended June 30, 1999. This increase is primarily due to increased shipments. Operating income as a percentage of net sales increased from 5.8% for the six months ended June 30, 1998 to 6.7% for the six months ended June 30, 1999. This percentage increase was primarily due to increased shipments.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   SPECIALTY METALS. Net sales increased $31.4 million, or 18.5%, from $170.0 million for the six months ended June 30, 1998 to $201.4 million for the six months ended June 30, 1999. The net sales attributable to acquisitions completed during 1998 contributed substantially all of the increase. Net sales on a "same store" basis decreased 7.7%, due primarily to decreased shipments and lower average realized prices for aerospace products. Operating costs and expenses increased $33.9 million, or 21.7%, from $155.9 million for the six months ended June 30, 1998 to $189.8 million for the six months ended June 30, 1999. Operating costs and expenses as a percentage of net sales increased from 91.7% for the six months ended June 30, 1998 to 94.2% for the six months ended June 30, 1999. This percentage increase was primarily due to lower shipments and average realized prices for aerospace products. Operating income decreased by $2.5 million, or 17.7%, from $14.1 million for the six months ended June 30, 1998 to $11.6 million for the six months ended June 30, 1999. This decrease was primarily due to the decline in the Company's aerospace business. Operating income as a percentage of net sales decreased from 8.3% for the six months ended June 30, 1998 to 5.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to lower average realized prices and shipments for aerospace products as described above.

   ALUMINUM BUILDING PRODUCTS. Net sales increased $22.1 million, or 59.2%, from $37.3 million for the six months ended June 30, 1998 to $59.4 million for the six months ended June 30, 1999. The increase in net sales is primarily due to acquisitions and increased sales of the Company's proprietary Insulated Roof Panel products by the acquired companies. Operating costs and expenses increased $19.7 million, or 58.1%, from $33.9 million for the six months ended June 30, 1998 to $53.6 million for the six months ended June 30, 1999. This increase is primarily due to the acquisitions and increased sales of the Insulated Roof Panel products referred to above. Operating costs and expenses as a percentage of net sales decreased from 90.9% for the six months ended June 30, 1998 to 90.2% for the six months ended June 30, 1999. This decrease is primarily due to lower administrative costs and lower manufacturing costs attributable to the expanded distribution of the Company's Insulated Roof Panel products. Operating income increased by $2.4 million, or 70.6%, from $3.4 million for the six months ended June 30, 1998 to $5.8 million for the six months ended June 30, 1999. This increase is primarily due to the acquired companies and higher sales of the Company's Insulated Roof Panels. Operating income as a percentage of net sales increased from 9.1% for the six months ended June 30, 1998 to 9.8% for the six months ended June 30, 1999. This increase was primarily due to increased sales of the Insulated Roof Panel products and the current period contributions of the acquisitions completed during 1998.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $1.9 million, from a loss of $6.3 million for the six months ended June 30, 1998 to a loss of $4.4 million for the six months ended June 30, 1999. This change is primarily due to increased cost savings attributable to purchasing of raw material and lower administrative costs.

RESULTS OF OPERATIONS - CONSOLIDATED

                                                THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------      -----------------------------------------
                                         1999          %        1998         %          1999         %         1998         %
                                        ------      ------     ------      ------      ------      ------     ------      ------
                                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ..........................    $435.7       100.0%    $377.2       100.0%     $858.1       100.0%    $655.7       100.0%
  Cost of sales ....................     324.6        74.5%     289.3        76.7%      639.1        74.5%     503.9        76.8%
  Operating and delivery ...........      45.7        10.5%      34.2         9.1%       90.1        10.5%      60.2         9.2%
  Selling, general and
     Administrative ................      31.2         7.2%      24.7         6.5%       62.2         7.2%      42.8         6.5%
  Depreciation and amortization ....       5.1         1.1%       3.7         1.0%       10.0         1.2%       6.7         1.1%
                                        ------      ------     ------      ------      ------      ------     ------      ------
Operating income ...................      29.1         6.7%      25.3         6.7%       56.7         6.6%      42.1         6.4%
  Interest and securitization
     expense .......................       9.3         2.1%       6.2         1.6%       18.9         2.2%      11.0         1.7%
  Other income, net ................       (.1)       --         (1.6)        (.4)%       (.2)       --         (1.7)        (.3)%
                                        ------      ------     ------      ------      ------      ------     ------      ------
Income before income taxes .........    $ 19.9         4.6%    $ 20.7         5.5%     $ 38.0         4.4%    $ 32.8         5.0%
                                        ======      ======     ======      ======      ======      ======     ======      ======


                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  CONSOLIDATED RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

   NET SALES. Net sales increased $58.5 million, or 15.5%, from $377.2 million for the three months ended June 30, 1998 to $435.7 million for the three months ended June 30, 1999. This increase is primarily due to the current period contributions of the acquisitions completed during 1998 and increased shipments, offset by lower average realized prices for most of the Company's products.

   COST OF SALES. Cost of sales increased $35.3 million, or 12.2%, from $289.3 million for the three months ended June 30, 1998, to $324.6 million for the three months ended June 30, 1999. This increase is primarily due to the current period contributions of the acquisitions completed during 1998 and increased shipments. As a percentage of net sales, cost of sales decreased from 76.7% for the three months ended June 30, 1998 to 74.5% for the three months ended June 30, 1999. This percentage decrease was primarily due to lower cost of raw materials.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $11.5 million, or 33.6%, from $34.2 million for the three months ended June 30, 1998 to $45.7 million for the three months ended June 30, 1999. The increase in operating and delivery expenses was primarily due to the acquisitions described above and increased shipments for most of the Company's products. As a percentage of net sales, operating and delivery expenses increased from 9.1% for the three months ended June 30, 1998 to 10.5% for the three months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices for most of the Company's products.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $6.5 million, or 26.3%, from $24.7 million for the three months ended June 30, 1998 to $31.2 million for the three months ended June 30, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 6.5% for the three months ended June 30, 1998 to 7.2% for the three months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices for most of the Company's products.

   OPERATING INCOME. Operating income increased $3.8 million, or 15.0%, from $25.3 million for the three months ended June 30, 1998 to $29.1 million for the three months ended June 30, 1999. As a percentage of net sales, operating income was unchanged.

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $3.1 million, or 50.0%, from $6.2 million for the three months ended June 30, 1998 to $9.3 million for the three months ended June 30, 1999. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions completed during 1998.

   OTHER INCOME, NET. Other income decreased $1.5 million, from $1.6 million for the three months ended June 30, 1998 to $.1 million for the three months ended June 30, 1999. Other income for the six months ended June 30, 1998 included a $1.5 million break-up fee for a terminated acquisition.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

CONSOLIDATED RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX
  MONTHS ENDED JUNE 30, 1998

   NET SALES. Net sales increased $202.4 million, or 30.9%, from $655.7 million for the six months ended June 30, 1998 to $858.1 million for the six months ended June 30, 1999. This increase is primarily due to the current period

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


contributions of the acquisitions completed during 1998 and increased shipments, offset by lower average realized prices for most of the Company's products.

   COST OF SALES. Cost of sales increased $135.2 million, or 26.8%, from $503.9 million for the six months ended June 30, 1998, to $639.1 million for the six months ended June 30, 1999. The increase in cost of sales was primarily due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 76.8% for the six months ended June 30, 1998 to 74.5% for the six months ended June 30, 1999. This percentage decrease was primarily due to lower cost of raw materials.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $29.9 million, or 49.7%, from $60.2 million for the six months ended June 30, 1998 to $90.1 million for the six months ended June 30, 1999. The increase in operating and delivery expenses was primarily due to the acquisitions described above and increased shipments for most of the Company's products. As a percentage of net sales, operating and delivery expenses increased from 9.2% for the six months ended June 30, 1998 to 10.5% for the six months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices for most of the Company's products.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $19.4 million, or 45.3%, from $42.8 million for the six months ended June 30, 1998 to $62.2 million for the six months ended June 30, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 6.5% for the six months ended June 30, 1998 to 7.2% for the six months ended June 30, 1999. This percentage increase was primarily due to lower average realized prices for most of the Company's products.

   OPERATING INCOME. Operating income increased $14.6 million, or 34.7%, from $42.1 million for the six months ended June 30, 1998 to $56.7 million for the six months ended June 30, 1999. The increase in operating income was attributable to the acquisitions completed during 1998 and the increased shipments for most of the Company's products. As a percentage of net sales, operating income increased from 6.4% for the six months ended June 30, 1998 to 6.6% for the six months ended June 30, 1999. This percentage increase was primarily due to lower cost of raw materials during the six months ended June 30, 1999.

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $7.9 million, or 71.8%, from $11.0 million for the six months ended June 30, 1998 to $18.9 million for the six months ended June 30, 1999. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions.

   OTHER INCOME, NET. Other income decreased by $1.5 million, from $1.7 million for the six months ended June 30, 1998 to $0.2 million for the six months ended June 30, 1999. Other income for the six months ended June 30, 1998 included a $1.5 million break-up fee for a terminated acquisition.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

   The Company generated $32.9 million in net cash from operating activities and used $10.9 million in net cash for operating activities for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by investing activities was $64.1 million and net cash used for investing activities was $94.1 million for the six months ended June 30, 1999 and 1998, respectively. The cash provided from investing activities during the six months ended June 30, 1999 included $88.0 million from the sale of accounts receivable under the Company's securitization facility offset by cash used for acquisitions and capital expenditures. Net cash used for financing activities was $100.1 million and net

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


cash provided by financing activities was $117.4 million for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, the cash used for financing activities consisted primarily of the repayment of $97.5 million of borrowings on the Credit Facility. At June 30, 1999, the Company had cash of $6.3 million, working capital of $318.4 million and total debt of $408.4 million. At December 31, 1998, the Company had cash of $9.3 million, working capital of $407.4 million and total debt of $506.6 million. The decline in working capital and total indebtedness is primarily due to the accounts receivable securitization transaction described below. As of December 31, 1998 and June 30, 1999, the Company had $80.0 million and $178.0 million of borrowing availability under the Credit Facility. As of August 6, 1999, the Company had outstanding borrowings under the Credit Facility of $221.5 million, leaving $128.5 million available for use. The decrease in borrowing availability under the Credit Facility is primarily a result of acquisitions completed during July 1999. See Note 11 of condensed notes to unaudited consolidated financial statements in Part I, Item 1 of this Report.

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

  INVESTING ACTIVITIES

   During the first quarter of 1999, the Company acquired the businesses of Southwest Steel in Madison, Illinois and Premier Steel in Shreveport, Louisiana, with annual net sales of approximately $50.0 million and $15.0 million, respectively, for cash consideration of approximately $13.1 million and the assumption of indebtedness of approximately $1.1 million. In July 1999, the Company acquired Wolf Brothers Steel Service Center in Philadelphia, Pennsylvania, with annual net sales of approximately $60.0, and the net assets of certain other businesses, for total cash consideration of approximately $42.8, convertible notes of approximately $4.0 and the assumption of indebtedness of approximately $3.4.

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


which MRC's receivable portfolio exceeds the undivided interest purchased will vary. The Company expects such amount will range between $25.0 and $35.0. The unpurchased portion of the MRC receivable portfolio is a restricted asset and is effectively collateral for the benefit of the Purchaser. At June 30, 1999, the unpurchased portion of the MRC portfolio is $30.0 million. The Company repaid approximately $97.5 million of outstanding borrowings on the Credit Facility in the six months ended June 30, 1999 utilizing proceeds from the sale of accounts receivable and cash flow from operations.

   On April 22, 1999, the Company announced that the Board of Directors had approved the use of up to $25.0 million to repurchase shares of the Company's stock. The shares may be purchased, from time to time, in open market or in privately negotiated transactions. During the period ended August 6, 1999, the Company had repurchased 46,000 shares at an average price of $10.72 per share.

  TRENDS

   The Company expects that domestic steel prices will improve from the current depressed levels during the second half of 1999. Domestic steel producers have instituted "dumping" suits against the foreign steel producers which has reduced the volume of foreign steel imports. However, realization of price increases could be slower than expected due primarily to the additional domestic capacity in 1999 compared to 1998 and the time period needed to exhaust the excess industry-wide inventory levels that were accumulated in the second half of 1998. Moreover, the realization of any such price increases is dependent upon the continued strength of the domestic economy.

   Although the Company's net sales for certain of its subsidiaries are influenced by steel prices, its results of operations are also dependent upon the volume and mix of value-added services and products provided to its customers. The Company expects approximately 40% of its net sales to be affected by the anticipated improvement in steel prices. With respect to flat-rolled steel products, a majority of the net sales are made pursuant to advance pricing arrangements that range from six to twelve months, which effectively mitigate the adverse impact of short-term price declines on those products. Additionally, approximately 30% of the Company's net sales are attributable to aluminum, titanium and other specialty metals, which have also experienced price reductions. In general, however, the price reductions for these other metals have been much less than for steel.

   The Company purchases the majority of its raw materials, including steel, from domestic suppliers, however, the Company has increased its purchases of steel from foreign suppliers in the past twelve months to take advantage of lower cost imported steel. Accordingly, for the reasons stated in the preceding paragraph, together with the diversity of its product mix, customer and industry base, and a pro active monitoring of its raw material inventories with the goal of significantly improving its current inventory turnover ratios, the Company does not expect the depressed domestic steel prices to have a material adverse effect on its consolidated financial position or liquidity.

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

   COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company's preliminary estimate is that the cost of assessment, renovation and implementation of its internal systems will range from approximately $.2 million to $.5 million, of which approximately $.2 million has been incurred as of June 30, 1999. These costs will consist primarily of consultants and additional personnel costs. In addition, the Company expects to incur capital expenditures of approximately $6.0 million for new hardware and software to integrate and upgrade certain of its existing management information systems. The Company expects that such costs will be funded through operating cash flows. These estimates, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation of its systems. These estimates may be adjusted upon receipt of more information from the Company's vendors, customers and third parties and upon design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area could materially affect the estimated costs.

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

   CONTINGENCY PLAN. The Company is developing a comprehensive contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. The contingency plan is expected to be completed and approved by management by September 30, 1999.

                               METALS USA, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  INTEREST RATE EXPOSURE

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At June 30, 1999, approximately 42.1% ($172.0 million) of the long-term debt was subject to variable interest rates. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of $172.0 million of variable interest long-term debt. The effect of these agreements was to decrease the Company's exposure to variable interest rates to $47.0 million of long-term debt. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.5 million. At June 30, 1999, the fair value of the Company's fixed rate debt is approximately $221.3 million based upon discounted future cash flows using current market prices and the fair value of the interest rate swap agreements is $1.0 million.

                                METALS USA, INC.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting held on May 19, 1999, holders of the Company's Common Stock elected six Class II directors. The Class II directors will hold office until the Company's Annual Meeting in 2002, or until their respective successors are elected. The Class II directors are: Arnold Bradburd, Michael Christopher, Richard Kristinik, J. Michael Kirksey, Franklin Meyers, and William Transier.

    Holders of the Company's Common Stock and Restricted Common Stock ratified the Board of Directors appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1999. The results of the vote for the ratification of the appointment of Arthur Andersen LLP were as follows: For -- 24,939,732; Against -- 5,575; Abstentions (including broker non-votes) -- 3,550.


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


                                           METALS USA, INC.


                                By: /s/ TERRY L. FREEMAN
                                        Terry L. Freeman
                                        Vice President, Corporate Controller
Date:  August 13, 1999                  and Chief Accounting Officer