Form 10-Q
period 1999-09-30
METALS USA INC
filed 1999-11-15
CIK 1038363

================================================================================

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding at November 5, 1999: 38,143,265

================================================================================

                               METALS USA, INC.

                                    INDEX

PART I. - FINANCIAL INFORMATION                                                                  PAGE
                                                                                                 ----
  Item 1.Financial Statements

    Consolidated  Balance  Sheets of Metals  USA,  Inc.  and  Subsidiaries  at
      September 30, 1999 (Unaudited) and December 31, 1998 ....................................    2
    Unaudited  Consolidated  Statements  of Operations of Metals USA, Inc. and
      Subsidiaries for the three and nine months ended September 30, 1999 and 1998 ............    3
    Unaudited  Consolidated  Statements  of Cash Flows of Metals USA, Inc. and
      Subsidiaries for the nine months ended September 30, 1999 and 1998 ......................    4
    Condensed Notes to Unaudited Consolidated Financial Statements ............................    5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   11

PART II. - OTHER INFORMATION

  Item 1.Legal Proceedings ....................................................................   21
  Item 5.Other Information ....................................................................   21
  Item 6.Exhibits and Reports on Form 8-K .....................................................   21
  Signatures ..................................................................................   22

                       METALS USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1999            1998
                                                                                      ------------    ------------
                                                                                       (UNAUDITED)
                                               ASSETS
Current assets:
    Cash and cash equivalents .....................................................   $        8.0    $        9.3
    Accounts receivable, net of allowance of $6.4 and $7.1, respectively ..........          144.8           189.8
    Inventories ...................................................................          329.1           343.7
    Prepaid expenses and other ....................................................           10.6            16.2
                                                                                      ------------    ------------
       Total current assets .......................................................          492.5           559.0
Property and equipment, net of accumulated depreciation of $39.5 and $31.0,
     respectively .................................................................          199.9           173.2
Goodwill, net .....................................................................          293.4           267.2
Other assets, net .................................................................           15.8            20.1
                                                                                      ------------    ------------
       Total assets ...............................................................   $    1,001.6    $    1,019.5
                                                                                      ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..............................................................   $      123.4    $      107.5
    Accrued liabilities ...........................................................           42.7            40.1
    Current portion of long-term debt .............................................            3.2             4.0
                                                                                      ------------    ------------
       Total current liabilities ..................................................          169.3           151.6
Long-term debt, less current portion ..............................................          443.3           502.6
Deferred income tax liability .....................................................           13.7            15.8
Other long-term liabilities .......................................................            7.1             7.9
                                                                                      ------------    ------------
       Total liabilities ..........................................................          633.4           677.9
                                                                                      ------------    ------------
Commitments and contingencies .....................................................           --              --
Stockholders' equity:
    Preferred stock, $.01 par, 5,000,000 shares authorized, none issued ...........           --              --
    Common stock, $.01 par, 203,122,914 shares authorized, 38,199,132 shares issued             .4              .4
    Additional paid-in capital ....................................................          261.6           261.2
    Retained earnings .............................................................          109.1            80.0
    Treasury stock-- 287,250 shares, at cost ......................................           (2.9)           --
                                                                                      ------------    ------------
       Total stockholders' equity .................................................          368.2           341.6
                                                                                      ------------    ------------
       Total liabilities and stockholders' equity .................................   $    1,001.6    $    1,019.5
                                                                                      ============    ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                                --------    --------   --------    --------
                                                                  1999        1998       1999        1998
                                                                --------    --------   --------    --------
Net sales ...................................................   $  444.0    $  438.4   $1,302.1    $1,094.1
Operating costs and expenses:
    Cost of sales ...........................................      328.1       329.8      967.2       833.7
    Operating and delivery ..................................       48.4        44.0      138.5       104.2
    Selling, general and administrative .....................       31.3        32.5       93.5        75.3
    Depreciation and amortization ...........................        5.6         4.9       15.6        11.6
    Integration charge ......................................        9.4        --          9.4        --
                                                                --------    --------   --------    --------
Operating income ............................................       21.2        27.2       77.9        69.3

Other (income) expense:
    Interest and securitization expense .....................       10.2         9.5       29.1        20.5
    Other (income) expense, net .............................        (.3)         .1        (.5)       (1.6)
                                                                --------    --------   --------    --------
Income before income taxes ..................................       11.3        17.6       49.3        50.4
Provision for income taxes ..................................        4.7         7.2       20.2        20.6
                                                                --------    --------   --------    --------
Net income ..................................................   $    6.6    $   10.4   $   29.1    $   29.8
                                                                ========    ========   ========    ========

  Earnings per share ........................................   $    .17    $    .27   $    .76    $    .82
                                                                ========    ========   ========    ========

  Earnings per share-- assuming dilution ....................   $    .17    $    .27   $    .76    $    .81
                                                                ========    ========   ========    ========

  Number of common shares used in the per share calculations:
      Earnings per share ....................................       38.1        38.0       38.1        36.2
                                                                ========    ========   ========    ========

      Earnings per share-- assuming dilution ................       38.6        38.5       38.4        36.9
                                                                ========    ========   ========    ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                         NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                  ------------------------------
                                                                                                       1999             1998
                                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  ..................................................................................$        29.1    $        29.8
    Adjustments to reconcile net income to net cash provided by (used in) operating activities --
       Provision for bad debts  ..................................................................           .8              1.6
       Depreciation and amortization  ............................................................         15.6             11.6
       Compensation expense-- ESOP shares  .......................................................           --              2.6
       Deferred income taxes  ....................................................................         (2.1)             1.5
       Changes in operating assets and liabilities, net of business acquisitions --
          Accounts receivable  ...................................................................        (33.7)           (20.1)
          Inventories  ...........................................................................         30.8            (49.3)
          Prepaid expenses and other assets  .....................................................          1.2             (8.3)
          Accounts payable and accrued liabilities  ..............................................          8.2             (1.8)
          Income taxes payable  ..................................................................          4.0             (3.7)
       Other  ....................................................................................           .9              2.0
                                                                                                  -------------    -------------
             Net cash provided by (used in) operating activities  ................................         54.8            (34.1)
                                                                                                  --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of businesses, net of acquired cash  ................................................        (54.1)          (184.9)
    Purchases of property and equipment  .........................................................        (20.1)           (16.1)
    Proceeds from securitization of receivables  .................................................         86.0               --
    Proceeds from sales of assets  ...............................................................          1.6               .5
                                                                                                  -------------    -------------
             Net cash provided by (used in) investing activities  ................................         13.4           (200.5)
                                                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on the Credit Facility  ..........................................        (64.5)            46.0
    Issuance of 8 5/8 % Senior Subordinated Notes  ...............................................           --            200.0
    Net borrowings (repayments) on Industrial Revenue Bonds and other long-term debt .............         (3.0)             3.1
    Issuance (repurchases) of common stock  ......................................................         (1.8)              .3
    Deferred financing costs incurred  ...........................................................          (.5)            (7.5)
    Pre-acquisition distributions to stockholders of "pooled" companies  .........................           --             (3.1)
    Other    .....................................................................................           .3              (.5)
                                                                                                  -------------    -------------
             Net cash provided by (used in) financing activities  ................................        (69.5)           238.3
                                                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH  .................................................................         (1.3)             3.7
CASH, beginning of period  .......................................................................          9.3              7.3
                                                                                                  -------------    -------------
CASH, end of period  .............................................................................$         8.0    $        11.0
                                                                                                  =============    =============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      METALS USA, INC. AND SUBSIDIARIES

        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

   Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor and distributor. Through September 30, 1999, Metals USA has acquired numerous metals processing and distributing companies. Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

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

   The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the annual report to stockholders filed with the Securities and Exchange Commission on Form 10-K ("Form 10-K"). Any capitalized terms used but not specifically defined herein have the same meaning given to them in the Form 10-K.

   USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying financial statements reflect a non-recurring integration charge of $9.4 relating to costs the Company expects to incur to consolidate certain administrative and support functions and combine certain facilities. See Note 8 for additional information. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest twelve months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

   PRO FORMA INFORMATION -- The unaudited pro forma information is provided in the table below because the Company believes certain investors find the information useful. This reconciliation should be read in conjunction with the Company's historical unaudited financial statements. The integration charge is associated with the cost reduction plan announced during the third quarter of 1999. The Jeffreys' ESOP charge is related to termination of that Plan which occurred in the third quarter of 1998. The breakup fee was for an uncompleted acquisition during the second quarter of 1998. All of the pro forma adjustments shown in the table below are of a non-recurring nature.

                        METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                         --------------------------------    ---------------------------------
                                                               1999              1998              1999               1998
                                                         --------------    --------------    ---------------    --------------
Net income (as reported)  ...........................    $          6.6    $         10.4    $          29.1    $         29.8
Pro forma adjustments, net of provision for income
  taxes:
     Integration charge  ............................               5.6                --                5.6                --
     Jeffreys' ESOP charge  .........................                --               1.5                 --               1.5
     Breakup fee  ...................................                --                --                 --               (.9)
                                                         --------------    --------------    ---------------    --------------
Pro forma net income  ...............................    $         12.2    $         11.9    $          34.7    $         30.4
                                                         ==============    ==============    ===============    ==============
Pro forma earnings per share --
  assuming dilution                                      $          .32     $         .31    $           .90    $          .82
                                                         ==============    ==============    ===============    ==============


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

   The number of shares used in the per share calculations consists of the following:

                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    --------------------------------  ------------------------------
                                                                         1999              1998            1999            1998
                                                                    --------------    --------------  --------------  --------------
                                                                                    (IN MILLIONS)
Number  of  shares  used  in   computing   earnings   per  share
  (weighted-average shares).....................................              38.1              38.0            38.1            36.2
Effect of dilutive securities:
  Stock options ................................................                .2                .4              .1              .6
  Convertible securities .......................................                .3                .1              .2              .1
                                                                    --------------    --------------  --------------  --------------

Number of shares used in computing earnings per share --
  assuming dilution.............................................              38.6              38.5            38.4            36.9
                                                                    --------------    --------------  --------------  --------------

                        METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3. INVENTORIES

   Inventories consist of the following:

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        1999               1998
                                                                   ---------------    --------------
                                                                      (UNAUDITED)
        Raw materials --
            Building products  .................................   $          13.3    $         12.3
            Flat rolled  .......................................              79.0              69.4
            Heavy carbon  ......................................             118.3             156.3
            Specialty metals  ..................................              76.3              68.2
                                                                   ---------------    --------------
               Total raw materials  ............................             286.9             306.2
                                                                   ---------------    --------------
        Work-in-process and finished goods  --
            Building products  .................................              18.6              16.8
            Flat rolled  .......................................              21.1              17.7
            Heavy carbon  ......................................                .5                .4
            Specialty metals  ..................................               2.0               3.5
                                                                   ---------------    --------------
               Total work-in-process and finished goods  .......              42.2              38.4
                                                                   ---------------    --------------
        Less-- LIFO reserve  ...................................                --               (.9)
                                                                   ---------------    --------------
            Total  .............................................   $         329.1    $        343.7
                                                                   ===============    ==============

4. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        1999               1998
                                                                   ---------------    --------------
       Credit Facility  ........................................   $         210.0    $        270.0
       8 5/8 % Senior Subordinated Notes  ......................             200.0             200.0
       Industrial Revenue Bonds (various issues)  ..............              24.4              26.1
       Obligations under capital leases and other  .............              12.1              10.5
                                                                   ---------------    --------------
                                                                             446.5             506.6
       Less-- Current portion  .................................              (3.2)             (4.0)
                                                                   ---------------    --------------
                                                                   $         443.3    $        502.6
                                                                   ===============    ==============

   The Credit Facility matures in February 2003, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the nine months ended September 30, 1999 was 7.0%. An annual commitment fee is payable on any unused portion of the Credit Facility. The commitment fee varies between 1/4% and 1/2% per annum based upon the ratio of funded debt to cash flows (as defined). The Credit Facility is used to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios,
(ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined).

                        METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   At September 30, 1999, $140.0 was available to the Company under the Credit Facility. As of November 5, 1999, the Company had outstanding borrowings of $223.0 and $127.0 was available for use under this facility.

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

5.    ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

   On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At September 30, 1999, the unpurchased portion of the MRC receivable portfolio was $39.7 and is included in accounts receivable on the consolidated balance sheet.

   The Company recorded $1.3 and $3.4 of expense attributable to the Receivable Securitization Agreement for the three and nine months ended September 30, 1999, respectively, which is included in interest and securitization expense on the unaudited consolidated statements of operations.

6.    COMMITMENTS AND CONTINGENCIES

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

7.    STOCKHOLDERS' EQUITY

   In April 1999, the Board of Directors approved the use of up to $25.0 for the purchase of the Company's Common Stock. Shares may be purchased in open market or privately negotiated transactions. During the nine months ended September 30, 1999, the Company repurchased 287,250 shares at an average price of $10.12 per share.

                        METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. INTEGRATION CHARGE

   On September 8, 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge are $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. These changes will affect less than 5% of the Company's workforce. The following schedule sets forth the anticipated and incurred costs by segment as of September 30, 1999.

                                                 FOR THE THREE AND NINE MONTHS
                                                    ENDED SEPTEMBER 30, 1999
                                                       --------   --------
                                                     INTEGRATION   COSTS
                                                        CHARGE    INCURRED
                                                       --------   --------
    Heavy Carbon  .................................... $    3.0   $     .1
    Flat Rolled  .....................................       .8         --
    Specialty Metals  ................................      3.0         --
    Building Products  ...............................      2.6         --
                                                       --------   --------
      Total  ......................................... $    9.4   $     .1
                                                       ========   ========

   The Company expects to incur approximately $1.0 to $2.0 during each of the next three quarterly reporting periods with respect to the personnel related costs. Approximately $1.0 of facility integration costs will occur at various times over the next three quarterly reporting periods. The more significant facility integration costs, which are primarily attributable to the Heavy Carbon and Building Products segments of $3.0, are expected to occur in June 2000. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed.

9.    ACQUISITIONS

   During the nine months ended September 30, 1999, the Company acquired Southwest Steel Supply Company, Premier Steel, Wolf Brothers Steel Service Center and the net assets of certain other businesses. The aggregate consideration paid in connection with these acquisitions was $56.9 in cash, convertible notes of $4.0 and the assumption of indebtedness of $3.5.

10.   SEGMENT AND RELATED INFORMATION

   The Company has four reportable segments with each segment processing and distributing distinct products for different customer bases. Each segment is managed separately by product group teams focused on improving and expanding each segment's operations. The four operating segments are: Heavy Carbon, Flat Rolled, Specialty Metals and Building Products.

                        METALS USA, INC. AND SUBSIDIARIES

                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

   The following table shows summarized financial information concerning the Company's reportable segments.

                                            AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------
                                                                               CORPORATE
                                      HEAVY      FLAT     SPECIALTY  BUILDING ELIMINATIONS
                                     CARBON     ROLLED     METALS    PRODUCTS   AND OTHER    TOTAL
                                    --------   --------   --------   --------   --------    --------
1999:
    Net sales ...................   $  502.9   $  438.0   $  295.6   $   91.6   $  (26.0)   $1,302.1
    Operating income (loss) .....       33.7       29.2       12.6        7.5       (5.1)       77.9
    Total assets ................      285.6      237.2      155.2       90.5      233.1     1,001.6
    Capital expenditures ........        9.0        6.3        2.6        2.0         .2        20.1
    Depreciation and amortization        5.8        3.0        2.1        1.4        3.3        15.6

1998:
    Net sales ...................   $  433.4   $  323.0   $  271.3   $   66.4   $   --      $1,094.1
    Operating income (loss) .....       33.6       18.7       21.0        6.5      (10.5)       69.3
    Total assets ................      372.1      203.4      177.4       80.7      193.8     1,027.4
    Capital expenditures ........        7.3        6.3        1.3        1.1         .1        16.1
    Depreciation and amortization        3.8        2.0        1.9        1.0        2.9        11.6


11.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                             1999               1998
                                                                                       ----------------   --------------
Supplemental cash flow information:
   Cash paid for interest  .........................................................   $           32.2   $         18.4
   Cash paid for income taxes  .....................................................               18.3             22.4

Non-cash investing and financing activities:
   Restricted cash obtained from Industrial Revenue
      Bond financing for construction of capital assets ............................   $            4.7   $         --
   Acquisition of businesses:
      Fair value of assets acquired  ...............................................   $           72.2   $        509.7
      Consideration given:
        Cash paid  .................................................................               56.9            198.3
        Stock issued  ..............................................................                 --             81.5
        Notes issued  ..............................................................                4.0              3.6
                                                                                       ----------------   --------------
      Liabilities assumed  .........................................................   $           11.3   $        226.3
                                                                                       ================   ==============

12.   SUBSEQUENT EVENTS

   During October 1999, the Company acquired Allmet Building Products, Inc. in Mesquite, Texas, with annual net sales of $40.0 for total cash consideration of $9.5, 317,283 shares of common stock and the assumption of indebtedness of $9.2.

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

RESULTS OF OPERATIONS - SEGMENT

  INTEGRATION CHARGE

   On September 8, 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 million in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge are $3.3 million for termination of certain employment contracts, $2.1 million for severance costs attributable to the consolidation of administrative and support functions and $4.0 million for the costs of combining five processing facilities into others within the same geographic region. These changes will affect less than 5% of the Company's workforce. The following schedule sets forth the anticipated and incurred costs by segment as of September 30, 1999.

                                                          COSTS INCURRED
                                                            ---------
                                                              THIRD
                                                INTEGRATION  QUARTER
                                                  CHARGE       1999
                                                 ---------  ---------
                                                     (IN MILLIONS)
    Heavy Carbon  .............................. $     3.0  $      .1
    Flat Rolled  ...............................        .8         --
    Specialty Metals  ..........................       3.0         --
    Building Products  .........................       2.6         --
                                                 ---------  ---------
      Total  ................................... $     9.4  $      .1
                                                 =========  =========

   The Company expects to incur approximately $1.0 million to $2.0 million during each of the next three quarterly reporting periods with respect to the personnel related costs. Approximately $1.0 million of facility integration costs will occur at various times over the next three quarterly reporting periods. The more significant facility integration costs, which are primarily attributable to the Heavy Carbon and Building Products segments of $3.0 million, are expected to occur in June 2000. The Company expects to realize annualized savings of approximately $12.0 million upon completion of the integration plan. The majority of these savings are expected to be realized by the Heavy Carbon and Specialty Metals segments. Although the foregoing estimates with respect to costs, timing and savings reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations, that the timing of the facility integration activities will not be delayed, or that the savings will not be realized as anticipated.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  SEGMENT RESULTS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THe THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------------------------------
                                                              OPERATING                 OPERATING
                                        NET                   COST AND                   INCOME                 CAPITAL
                                       SALES         %        EXPENSES       %           (LOSS)      %       EXPENDITURES    %
                                    ----------    ------     ----------   --------     ---------- -------     ----------  -------
1999:                                                                     (DOLLARS IN MILLIONS)
Heavy Carbon ....................   $    177.6      40.0%    $    168.5       39.9%    $      9.1    42.9%    $      4.3     49.5%
Flat Rolled .....................        151.0      34.0%         140.9       33.3%          10.1    47.7%           2.3     26.4%
Specialty Metals ................         94.2      21.2%          93.2       22.0%           1.0     4.7%           1.1     12.6%
Building Products ...............         32.2       7.3%          30.5        7.2%           1.7     8.0%           1.0     11.5%
Corporate, eliminations and other        (11.0)     (2.5)%        (10.3)      (2.4)%         (0.7)   (3.3)%         --        --%
                                    ----------    ------     ----------   --------     ---------- -------     ----------  -------
   Total ........................   $    444.0     100.0%    $    422.8      100.0%    $     21.2   100.0%    $      8.7    100.0%
                                    ==========    ======     ==========   ========     ========== =======     ==========  =======
1998:
Heavy Carbon ....................   $    183.8      42.0%    $    169.5       41.2%    $     14.3    52.5%    $      4.0     50.0%
Flat Rolled .....................        124.2      28.3%         117.1       28.5%           7.1    26.1%           2.8     34.9%
Specialty Metals ................        101.3      23.1%          94.4       23.0%           6.9    25.4%           0.7      8.8%
Building Products ...............         29.1       6.6%          26.0        6.3%           3.1    11.4%           0.5      6.3%
Corporate, eliminations and other         --         --%            4.2        1.0%          (4.2)  (15.4)%         --        --%
                                    ----------    ------     ----------   --------     ---------- -------     ----------  -------
   Total ........................   $    438.4     100.0%    $    411.2      100.0%    $     27.2   100.0%    $      8.0    100.0%
                                    ==========    ======     ==========   ========     ========== =======     ==========  =======

   HEAVY CARBON. Net sales decreased $6.2 million, or 3.4%, from $183.8 million for the three months ended September 30, 1998 to $177.6 million for the three months ended September 30, 1999. Average realized prices for steel products decreased 10.4% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Material shipments increased 7.9% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Operating costs and expenses decreased $1.0 million, from $169.5 million for the three months ended September 30, 1998 to $168.5 million for the three months ended September 30, 1999. Operating costs and expenses as a percentage of net sales increased from 92.2% for the three months ended September 30, 1998 to 94.9% for the three months ended September 30, 1999. This percentage increase was primarily due to lower average realized prices and the integration charge of $3.0 million. Operating income decreased by $5.2 million, or 36.4%, from $14.3 million for the three months ended September 30, 1998 to $9.1 million for the three months ended September 30, 1999. Operating income as a percentage of net sales decreased from 7.8% for the three months ended September 30, 1998 to 5.1% for the three months ended September 30, 1999. This percentage decrease was primarily due to lower average realized prices and the integration charge, partially offset by higher shipments.

   FLAT ROLLED. Net sales increased $26.8 million, or 21.6%, from $124.2 million for the three months ended September 30, 1998 to $151.0 million for the three months ended September 30, 1999. Average realized prices for steel products decreased 6.6% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Material shipments increased 30.9% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The majority of the increased shipments was attributable to acquisitions completed in 1999. Operating costs and expenses increased $23.8 million, or 20.3%, from $117.1 million for the three months ended September 30, 1998 to $140.9 million for the three months ended September 30, 1999. Operating costs and expenses as a percentage of net sales decreased from 94.3% for the three months ended September 30, 1998 to 93.3% for the three months ended September 30, 1999. This percentage decrease was primarily due to lower cost of raw material and higher sales. Operating income increased by $3.0 million, or 42.3%, from $7.1 million for the three months ended September 30, 1998 to $10.1 million for the three months ended September 30, 1999. Operating income as a percentage of net sales increased from 5.7% for the three months ended September 30, 1998 to 6.7% for the three months ended September 30, 1999. This percentage increase is primarily due to higher shipment volumes and lower costs of raw material, partially offset by lower average realized sales prices.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   SPECIALTY METALS. Net sales decreased $7.1 million, or 7.0%, from $101.3 million for the three months ended September 30, 1998 to $94.2 million for the three months ended September 30, 1999. Operating costs and expenses decreased $1.2 million, or 1.3%, from $94.4 million for the three months ended September 30, 1998 to $93.2 million for the three months ended September 30, 1999. Operating costs and expenses as a percentage of net sales increased from 93.2% for the three months ended September 30, 1998 to 98.9% for the three months ended September 30, 1999. This percentage increase was primarily due to the integration charge of $3.0 million, lower average realized prices and shipments attributable to aerospace products and lower average realized prices for other products. Operating income decreased by $5.9 million, or 85.5%, from $6.9 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. Operating income as a percentage of net sales decreased from 6.8% for the three months ended September 30, 1998 to 1.1% for the three months ended September 30, 1999. This decrease was primarily due to the integration charge and lower average realized prices and shipments as described above.

   BUILDING PRODUCTS. Net sales increased $3.1 million, or 10.7%, from $29.1 million for the three months ended September 30, 1998 to $32.2 million for the three months ended September 30, 1999. Operating costs and expenses increased $4.5 million, or 17.3%, from $26.0 million for the three months ended September 30, 1998 to $30.5 million for the three months ended September 30, 1999. This increase is primarily due to the costs incurred to support the increased sales and the integration charge of $2.6 million. Operating costs and expenses as a percentage of net sales increased from 89.3% for the three months ended September 30, 1998 to 94.7% for the three months ended September 30, 1999. This increase is primarily due to the integration charge. Operating income decreased by $1.4 million, or 45.2%, from $3.1 million for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999. This decrease is primarily due to the integration charge partially offset by higher sales of the Company's Insulated Roof Panels. Operating income as a percentage of net sales decreased from 10.7% for the three months ended September 30, 1998 to 5.3% for the three months ended September 30, 1999. This decrease was primarily due to the integration charge partially offset by increased sales of the Insulated Roof Panel products.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $3.5 million, from a loss of $4.2 million for the three months ended September 30, 1998 to a loss of $.7 million for the three months ended September 30, 1999. This change is primarily due to the non-recurring, non-cash ESOP charge of $2.6 million related to the termination of the Jeffreys' ESOP in August 1998 and the increased cost savings attributable to purchasing of raw material and lower administrative costs during 1999.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  SEGMENT RESULTS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINe MONTHS ENDED SEPTEMBER 30, 1998

                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                    ----------------------------------------------------------------------------------------------
                                                          OPERATING                OPERATING
                                        NET               COST AND                  INCOME                 CAPITAL
                                       SALES      %       EXPENSES       %          (LOSS)       %       EXPENDITURES      %
                                    ---------- ------    ----------   -------     ----------   ------     ----------   ----------
1999:                                                                 DOLLARS IN MILLIONS)
Heavy Carbon ....................   $    502.9   38.7%   $    469.2      38.3%    $     33.7     43.2%    $      9.0         44.8%
Flat Rolled .....................        438.0   33.6%        408.8      33.4%          29.2     37.5%           6.3         31.3%
Specialty Metals ................        295.6   22.7%        283.0      23.1%          12.6     16.2%           2.6         12.9%
Building Products ...............         91.6    7.0%         84.1       6.9%           7.5      9.6%           2.0         10.0%
Corporate, eliminations and other        (26.0)  (2.0)%       (20.9)     (1.7)%         (5.1)    (6.5)%           .2          1.0%
                                    ---------- ------    ----------   -------     ----------   ------     ----------   ----------
   Total ........................   $  1,302.1  100.0%   $  1,224.2     100.0%    $     77.9    100.0%    $     20.1        100.0%
                                    ========== ======    ==========   =======     ==========   ======     ==========   ==========
1998:
Heavy Carbon ....................   $    433.4   39.6%   $    399.8      39.1%    $     33.6     48.5%    $      7.3         45.3%
Flat Rolled .....................        323.0   29.5%        304.3      29.7%          18.7     27.0%           6.3         39.2%
Specialty Metals ................        271.3   24.8%        250.3      24.4%          21.0     30.3%           1.3          8.1%
Building Products ...............         66.4    6.1%         59.9       5.8%           6.5      9.4%           1.1          6.8%
Corporate, eliminations and other         --      --%          10.5       1.0%         (10.5)   (15.2)%           .1           .6%
                                    ---------- ------    ----------   -------     ----------   ------     ----------   ----------
   Total ........................   $  1,094.1  100.0%   $  1,024.8     100.0%    $     69.3    100.0%    $     16.1        100.0%
                                    ========== ======    ==========   =======     ==========   ======     ==========   ==========

   HEAVY CARBON. Net sales increased $69.5 million, or 16.0%, from $433.4 million for the nine months ended September 30, 1998 to $502.9 million for the nine months ended September 30, 1999. The net sales attributable to acquisitions completed during 1998 contributed substantially all of the increase. Average realized prices for steel products decreased 12.3% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Material shipments increased 32.3% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. All of the increase was attributable to acquisitions. Operating costs and expenses increased $69.4 million, or 17.4%, from $399.8 million for the nine months ended September 30, 1998 to $469.2 million for the nine months ended September 30, 1999. Operating costs and expenses as a percentage of net sales increased marginally from 92.2% for the nine months ended September 30, 1998 to 93.3% for the nine months ended September 30, 1999. This percentage increase was primarily due to lower average realized prices and the $3.0 million integration charge. Operating income increased by $.1 million from $33.6 million for the nine months ended September 30, 1998 to $33.7 million for the nine months ended September 30, 1999. This increase is primarily due to the impact of acquisitions completed during 1998 offset by lower average realized prices and the integration charge. Operating income as a percentage of net sales decreased from 7.8% for the nine months ended September 30, 1998 to 6.7% for the nine months ended September 30, 1999. This percentage decrease was due to lower average realized prices and the integration charge.

   FLAT ROLLED. Net sales increased $115.0 million, or 35.6%, from $323.0 million for the nine months ended September 30, 1998 to $438.0 million for the nine months ended September 30, 1999. Average realized prices for steel products decreased 2.4% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Material shipments increased 39.1% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The majority of the increased shipments was attributable to acquisitions completed in 1999. Operating costs and expenses increased $104.5 million, or 34.3%, from $304.3 million for the nine months ended September 30, 1998 to $408.8 million for the nine months ended September 30, 1999. Operating costs and expenses as a percentage of net sales, decreased from 94.2% for the nine months ended September 30, 1998 to 93.3% for the nine months ended September 30, 1999. Operating income increased by $10.5 million, or 56.1%, from $18.7 million for the nine months ended September 30, 1998 to $29.2 million for the nine months ended September 30, 1999. This increase was primarily due to acquisitions and increased shipments. Operating income as a percentage of net sales

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased from 5.8% for the nine months ended September 30, 1998 to 6.7% for the nine months ended September 30, 1999. This percentage increase was primarily due to increased shipments.

   SPECIALTY METALS. Net sales increased $24.3 million, or 9.0%, from $271.3 million for the nine months ended September 30, 1998 to $295.6 million for the nine months ended September 30, 1999. The net sales attributable to acquisitions completed during 1998 contributed substantially all of the increase. Operating costs and expenses increased $32.7 million, or 13.1%, from $250.3 million for the nine months ended September 30, 1998 to $283.0 million for the nine months ended September 30, 1999. Operating costs and expenses as a percentage of net sales increased from 92.3% for the nine months ended September 30, 1998 to 95.7% for the nine months ended September 30, 1999. This percentage increase was primarily due to lower shipments and average realized prices for aerospace products and the integration charge of $3.0 million. Operating income decreased by $8.4 million, or 40.0%, from $21.0 million for the nine months ended September 30, 1998 to $12.6 million for the nine months ended September 30, 1999. This decrease was primarily due to the decline in the Company's aerospace business and the integration charge. Operating income as a percentage of net sales decreased from 7.7% for the nine months ended September 30, 1998 to 4.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to lower average realized prices and shipments for aerospace products and the integration charge as described above.

   BUILDING PRODUCTS. Net sales increased $25.2 million, or 38.0%, from $66.4 million for the nine months ended September 30, 1998 to $91.6 million for the nine months ended September 30, 1999. The increase in net sales is primarily due to acquisitions and increased sales of the Company's proprietary Insulated Roof Panel products by the acquired companies. Operating costs and expenses increased $24.2 million, or 40.4%, from $59.9 million for the nine months ended September 30, 1998 to $84.1 million for the nine months ended September 30, 1999. This increase was primarily due to acquisitions and expenses associated with increased sales of the Insulated Roof Panel products referred to above. Operating costs and expenses as a percentage of net sales increased from 90.2% for the nine months ended September 30, 1998 to 91.8% for the nine months ended September 30, 1999. This increase is primarily due to the integration charge of $2.6 million. Operating income increased by $1.0 million, or 15.4%, from $6.5 million for the nine months ended September 30, 1998 to $7.5 million for the nine months ended September 30, 1999. This increase is primarily due to the acquired companies and higher sales of the Company's Insulated Roof Panels partially offset by the integration charge. Operating income as a percentage of net sales decreased from 9.8% for the nine months ended September 30, 1998 to 8.2% for the nine months ended September 30, 1999. This decrease was primarily due to the integration charge, partially offset by increased sales of the Insulated Roof Panel products and the current period contributions of the acquisitions completed during 1998.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $5.4 million, from a loss of $10.5 million for the nine months ended September 30, 1998 to a loss of $5.1 million for the nine months ended September 30, 1999. This change is primarily due to the non-recurring, non-cash ESOP charge of $2.6 million related to the termination of the Jeffreys' ESOP in 1998 and the increased cost savings attributable to purchasing of raw material and lower administrative costs during 1999.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - CONSOLIDATED

                                             THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------  --------------------------------------------
                                           1999          %       1998         %       1999           %       1998          %
                                         -------------------   ------------------  ---------------------  ---------------------
                                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ...........................    $  444.0     100.0%   $  438.4    100.0%  $  1,302.1     100.0%  $  1,094.1     100.0%
  Cost of sales .....................       328.1      73.9%      329.8     75.2%       967.2      74.3%       833.7      76.2%
  Operating and delivery ............        48.4      10.9%       44.0     10.0%       138.5      10.6%       104.2       9.5%
  Selling, general and administration        31.3       7.0%       32.5      7.4%        93.5       7.2%        75.3       6.9%
  Depreciation and amortization .....         5.6       1.3%        4.9      1.2%        15.6       1.2%        11.6       1.1%
  Integration charge ................         9.4       2.1%       --         --%         9.4        .7%        --          --%
                                         --------      -----   --------     -----  ----------      -----  ----------      -----
Operating income ....................        21.2       4.8%       27.2      6.2%        77.9       6.0%        69.3       6.3%
  Interest and securitization expense        10.2       2.3%        9.5      2.2%        29.1       2.2%        20.5       1.9%
  Other (income) expense, net .......         (.3)      (.1)%        .1       --%         (.5)       --%        (1.6)      (.2)%
                                         --------      -----   --------     -----  ----------      -----  ----------      -----
Income before income taxes ..........    $   11.3       2.6%   $   17.6      4.0%  $     49.3       3.8%  $     50.4       4.6%
                                         ========      =====   ========     =====  ==========      =====  ==========      =====

  CONSOLIDATED RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

   NET SALES. Net sales increased $5.6 million, or 1.3%, from $438.4 million for the three months ended September 30, 1998 to $444.0 million for the three months ended September 30, 1999. This increase is primarily due to increased shipments, offset by lower average realized prices for most of the Company's products.

   COST OF SALES. Cost of sales decreased $1.7 million, from $329.8 million for the three months ended September 30, 1998, to $328.1 million for the three months ended September 30, 1999. This decrease is primarily due to lower raw material costs, partially offset by increased shipments. As a percentage of net sales, cost of sales decreased from 75.2% for the three months ended September 30, 1998 to 73.9% for the three months ended September 30, 1999. This percentage decrease was primarily due to lower raw material costs.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $4.4 million, or 10.0%, from $44.0 million for the three months ended September 30, 1998 to $48.4 million for the three months ended September 30, 1999. The increase in operating and delivery expenses was primarily due to increased shipments for most of the Company's products. As a percentage of net sales, operating and delivery expenses increased from 10.0% for the three months ended September 30, 1998 to 10.9% for the three months ended September 30, 1999. This percentage increase was primarily due to increased shipments at lower average realized prices for most of the Company's products.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $1.2 million, or 3.7%, from $32.5 million for the three months ended September 30, 1998 to $31.3 million for the three months ended September 30, 1999. This decrease in selling, general and administrative expenses was primarily attributable to the non-recurring, non-cash ESOP charge of $2.6 million related to the termination of the Jeffreys' ESOP in August 1998. As a percentage of net sales, selling, general and administrative expenses decreased from 7.4% for the three months ended September 30, 1998 to 7.0% for the three months ended September 30, 1999.

   INTEGRATION CHARGE. These costs, expected savings and the expected timing of future expenditures are described in the preceding section "Results of Operations -- Segments."

   OPERATING INCOME. Operating income decreased $6.0 million, or 22.1%, from $27.2 million for the three months ended September 30, 1998 to $21.2 million for the three months ended September 30, 1999. This decrease was primarily due to the Integration Charge partially offset by increased shipments as discussed above.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $.7 million, or 7.4%, from $9.5 million for the three months ended September 30, 1998 to $10.2 million for the three months ended September 30, 1999. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions.

   OTHER (INCOME) EXPENSE, NET. Other (income) expense decreased $.4 million, from $.1 million for the three months ended September 30, 1998 to $(.3) million for the three months ended September 30, 1999.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

   CONSOLIDATED RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

   NET SALES. Net sales increased $208.0 million, or 19.0%, from $1,094.1 million for the nine months ended September 30, 1998 to $1,302.1 million for the nine months ended September 30, 1999. This increase is primarily due to the current period contributions of acquisitions and increased shipments, offset by lower average realized prices for most of the Company's products.

   COST OF SALES. Cost of sales increased $133.5 million, or 16.0%, from $833.7 million for the nine months ended September 30, 1998, to $967.2 million for the nine months ended September 30, 1999. The increase in cost of sales was primarily due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 76.2% for the nine months ended September 30, 1998 to 74.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to lower raw material costs.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $34.3 million, or 32.9%, from $104.2 million for the nine months ended September 30, 1998 to $138.5 million for the nine months ended September 30, 1999. The increase in operating and delivery expenses was primarily due to the acquisitions described above and increased shipments for most of the Company's products. As a percentage of net sales, operating and delivery expenses increased from 9.5% for the nine months ended September 30, 1998 to 10.6% for the nine months ended September 30, 1999. This percentage increase was primarily due to increased shipments and lower average realized prices for most of the Company's products.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $18.2 million, or 24.2%, from $75.3 million for the nine months ended September 30, 1998 to $93.5 million for the nine months ended September 30, 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above and, to a lesser extent, increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 6.9% for the nine months ended September 30, 1998 to 7.2% for the nine months ended September 30, 1999. This percentage increase was primarily due to lower average realized prices for most of the Company's products.

   INTEGRATION CHARGE. These costs, expected savings and the expected timing of future expenditures are described in the preceding section "Results of Operations -- Segments."

   OPERATING INCOME. Operating income increased $8.6 million, or 12.4%, from $69.3 million for the nine months ended September 30, 1998 to $77.9 million for the nine months ended September 30, 1999. The increase in operating income was attributable to acquisitions and the increased shipments for most of the Company's products, partially offset by the Integration Charge. As a percentage of net sales, operating income decreased from 6.3% for the nine months ended September 30, 1998 to 6.0% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the Integration Charge partially offset by lower cost of raw materials during the nine months ended September 30, 1999.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $8.6 million, or 42.0%, from $20.5 million for the nine months ended September 30, 1998 to $29.1 million for the nine months ended September 30, 1999. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions.

   OTHER INCOME, NET. Other income decreased by $1.1 million, from $1.6 million for the nine months ended September 30, 1998 to $.5 million for the nine months ended September 30, 1999. Other income for the nine months ended September 30, 1998 included a $1.5 million break-up fee for a terminated acquisition.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

   The Company generated $54.8 million in net cash from operating activities and used $34.1 million in net cash for operating activities for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by investing activities was $13.4 million and net cash used for investing activities was $200.5 million for the nine months ended September 30, 1999 and 1998, respectively. The cash provided from investing activities during the nine months ended September 30, 1999 included $86.0 million from the sale of accounts receivable under the Company's securitization facility offset by cash used for acquisitions and capital expenditures. Net cash used for financing activities was $69.5 million and net cash provided by financing activities was $238.3 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, the cash used for financing activities consisted primarily of the repayment of $64.5 million of borrowings on the Credit Facility. At September 30, 1999, the Company had cash of $8.0 million, working capital of $323.2 million and total debt of $446.5 million. At December 31, 1998, the Company had cash of $9.3 million, working capital of $407.4 million and total debt of $506.6 million. The decline in working capital and total indebtedness is primarily due to the accounts receivable securitization transaction described below. As of December 31, 1998 and September 30, 1999, the Company had $80.0 million and $140.0 million of borrowing availability under the Credit Facility. As of November 5, 1999, the Company had outstanding borrowings under the Credit Facility of $223.0 million, leaving $127.0 million available for use. The decrease in borrowing availability under the Credit Facility is primarily a result of acquisitions completed during October 1999. See Note 12 of condensed notes to unaudited consolidated financial statements in Part I, Item 1 of this Report.

   The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company intends to utilize cash flow from operations and borrowings under the Revolving Credit Facility to finance the expansion of its existing business, including future acquisitions.

  INVESTING ACTIVITIES

   During the nine months ended September 30, 1999, the Company acquired Southwest Steel Supply Company, Premier Steel, Wolf Brothers Steel Service Center and the net assets of certain other businesses. The aggregate consideration paid in connection with these acquisitions was approximately $56.9 million in cash, convertible notes of approximately $4.0 million and the assumption of indebtedness of approximately $3.5 million.

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

   The Company has an effective Shelf Registration Statement relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. As of November 5, 1999, approximately 6,914,140 shares are available under this registration statement for use in connection with future acquisitions.

  FINANCING ACTIVITIES

   On January 21, 1999, the Company entered into a three-year agreement (the "Receivable Securitization Agreement") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0 million. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to MRC. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. The unpurchased portion of the MRC receivable portfolio is a restricted asset and is effectively collateral for the benefit of the Purchaser. At September 30, 1999, the unpurchased portion of the MRC portfolio is $39.7 million. The Company used the proceeds from the sale of the receivable portfolio to repay borrowings on the Credit Facility.

   On April 22, 1999, the Company announced that the Board of Directors had approved the use of up to $25.0 million to repurchase shares of the Company's stock. The shares may be purchased, from time to time, in open market or in privately negotiated transactions. During the period ended November 5, 1999, the Company had repurchased 373,150 shares at an average price of $10.04 per share.

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

   The Company has substantially completed an assessment of its own systems, including embedded microprocessors in certain machinery and equipment. The Company expects to complete the material portion of its testing and implementation phases by year end. The Company does not expect that the unfinished portion relating to these matters will have a material adverse effect on the Company's results of operations.

   During 1998, the Company began sending questionnaires to its customers, vendors and other third parties with which the Company has material relationships and has completed the material portion of the assessment of such parties. The Company does not expect that the unfinished portion relating to these matters will have a material adverse effect on the Company's results of operations.

                               METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   COSTS TO ADDRESS THE YEAR 2000 ISSUE. The Company's preliminary estimate is that the cost of assessment, renovation and implementation of its internal systems will range from approximately $.2 million to $.5 million, of which approximately $.3 million has been incurred as of September 30, 1999. These costs consist primarily of consultants and additional personnel costs. In addition, the Company expects to incur capital expenditures of approximately $6.0 million for new hardware and software to integrate and upgrade certain of its existing management information systems. The Company expects that such costs will be funded through operating cash flows. These estimates, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation of its systems. These estimates may be adjusted upon receipt of more information from the Company's vendors, customers and third parties and upon design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area could materially affect the estimated costs.

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

   CONTINGENCY PLAN. The Company is developing a comprehensive contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. The contingency plan is expected to be completed and approved by management by year end.

                               METALS USA, INC.

                          PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.


ITEM 5.  OTHER INFORMATION

    Arthur L. French, Chairman of the Board, President and Chief Executive Officer, resigned from the Company, effective October 27, 1999. Arnold W. Bradburd has succeeded him as Chairman of the Board and J. Michael Kirksey was named President and Chief Executive Officer. Additionally, William B. Edge resigned as a director on September 1, 1999 and Michael E. Christopher resigned as a director on September 30, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS:

        21   Principal Subsidiaries of the Company
        27   Financial Data Schedule

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

                                             METALS USA, INC.




Date:  November 15, 1999             By:    \S\   TERRY L. FREEMAN
                                              Terry L. Freeman
                                   Vice President, Corporate Controller
                                        and Chief Accounting Officer