Form 10-K
period 1999-12-31
METALS USA INC
filed 2000-03-30
CIK 1038363

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K
                              ---------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-13123

                                 METALS USA, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE
        (State or other jurisdiction                        76-0533626
     of incorporation or organization)                   (I.R.S. Employer
                                                      Identification Number)
         THREE RIVERWAY, SUITE 600
               HOUSTON, TEXAS                                  77056
  (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code: (713) 965-0990

                               --------------------

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

                                      None.
                               --------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Based upon the March 15, 2000 New York Stock Exchange closing price of $7.38 per share, the aggregate market value of the Registrant's outstanding stock held by non-affiliates was approximately $189.3 million.

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

                                METALS USA, INC.

                                    P A R T I

ITEM 1.  BUSINESS

GENERAL

   Metals USA, Inc. ("Metals USA") completed its initial public offering on July 11, 1997. Metals USA acquired, in separate merger transactions (collectively, the "IPO") in exchange for cash and shares of its $.01 par value common stock ("Common Stock"), eight companies (each a "Founding Company" and, collectively, the "Founding Companies"). Since that date, Metals USA has acquired numerous additional metal processing and distribution companies and businesses (the "Subsequent Acquisitions" and collectively with the Founding Companies, the "Acquired Companies"). The Acquired Companies are engaged in value-added processing and distribution of steel, aluminum and specialty metals, as well as manufacturing metal components and, on average, have been in business for over 40 years. Unless otherwise indicated, all references to the "Company" herein include the Acquired Companies and other entities wholly-owned by Metals USA, and references herein to "Metals USA" mean Metals USA, Inc.

   The Company purchases metal from primary producers who focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, the Company performs the customized, value-added processing services required to meet specifications provided by end-use customers. By providing these services, as well as offering inventory management and just-in-time delivery services, the Company enables its customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor and other expenses. The Company believes that fostering the development of long-term working relationships with key suppliers and customers enables it to reduce its customers' overall cost of manufactured metal products. In addition to its metals processing capabilities, the Company manufactures higher-value finished building products.

   The Company sells to over 60,000 customers in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The Company's broad customer base and its wide array of metals processing capabilities, products and services, coupled with its broad geographic coverage of the United States, reduces its susceptibility to economic fluctuations affecting any one industry or geographical area.

   During 1998, the Company organized the Acquired Companies into the following four operating segments: Heavy Carbon, Flat Rolled, Specialty Metals and Building Products. Each segment is led by an experienced entrepreneurial-focused executive, who is supported by a professional staff in finance, purchasing and sales and marketing. This segment-oriented organizational structure facilitates the efficient advancement of the Company's goals and objectives to achieve operational synergies, focused capital investment and improved working capital turnover.

  HEAVY CARBON

   Heavy Carbon has current annualized revenues of approximately $800 million and forty-three locations throughout the United States, which makes it the largest operating segment. This operating segment sells wide-flange beams, plate, tubular, angles and other structural shapes. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, cambering/leveling, punching, bending, shearing, cut-to-length and T-splitting. Heavy Carbon sells to over 27,000 individual customers predominantly in the fabrication, construction, machinery and equipment, transportation and energy industries.

  FLAT ROLLED

   Flat Rolled has current annualized revenues of approximately $725 million and sixteen locations in the mid-west region of the United States. This operating segment sells steel in a variety of alloy grades and sizes. Steel mills generally ship steel in sizes less than a quarter of an inch in thickness in continuous coils that typically weigh forty to fifty thousand pounds each. Few customers can handle steel in this form. Accordingly, substantially all of the material sold by Flat Rolled undergo additional processing prior to customer delivery. Processing services include slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

                                METALS USA, INC.

   Flat Rolled sells to over 3,000 individual customers in a variety of industries, including the electrical manufacturing, fabrication, furniture, appliance manufacturers, machinery and equipment and transportation industries.

   SPECIALTY METALS

   Specialty Metals has current annualized revenues of approximately $425 million and twenty-six locations throughout the United States. This operating segment sells a diverse number of products including stainless steel, ductile iron, brass, copper, aluminum, magnesium and titanium. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, leveling, punching, bending, shearing and cut-to-length. Specialty Metals sells to over 19,000 individual customers in a number of industries, including the fabrication, industrial machinery and equipment, aerospace and electronics industries.

  BUILDING PRODUCTS

   Building Products has current annualized revenues of approximately $175 million and sixty-eight locations throughout the southeastern, southwest and western regions of the United States. This operating segment sells a number of finished products that are both cost and energy efficient for use in residential applications such as sunrooms, roofing products, awnings and solariums. Commercial uses of these products include large area covered canopies, awnings and covered walkways. Building Products sells to over 8,000 individual customers predominantly in construction, wholesale trade and building material industries.

   For additional industry segment information, see Note 11 of Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

   Historically, metals service centers provided few value-added services and were little more than distribution centers, linking metals producers with all but the largest end-users of metals. In the past two decades, however, the metals service center business has evolved significantly, and the most successful metals service centers have added processing capabilities, thereby offering an increasingly broad range of value-added services and products both to primary metals producers and end-users. This evolution has resulted from changing trends in the primary metals industry as well as among end-users.

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

                                METALS USA, INC.

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

   The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive. In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities. As a result, smaller companies are finding it increasingly difficult to compete as present industry trends continue, and the Company believes these businesses represent potential acquisition candidates.

STRATEGY

   The Company's objective is to become a leading national value-added metals processor/service center, to manufacture higher-value components from processed metals. The principal components of the Company's growth plan are to improve operating margins, accelerate internal sales growth and expand through acquisitions. Management plans to achieve these objectives as described in the following paragraphs.

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

   CENTRALIZE APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company believes that there are significant opportunities to improve operating margins by consolidating administrative functions such as finance, human resources, information technology, marketing, insurance, employee benefits, accounting and risk management.

                                METALS USA, INC.

  ACCELERATING INTERNAL SALES GROWTH

   A key component of the Company's strategy is to accelerate internal sales growth at each processor/service center. The key elements of this internal growth strategy are:

   EXPAND PRODUCTS AND SERVICES TO EXISTING CUSTOMERS. The Company believes it will be able to expand the products and services it offers to its existing customers by leveraging the specialized and diverse product, processing and marketing expertise among the existing processor/service centers. Additionally, the Company believes that there are significant opportunities to accelerate internal growth by making capital investments in areas such as inventory management, logistics systems and processing equipment, thereby expanding the range of processes and services offered by the Company. The Company continues to develop and maintain long-term relationships with its customers in response to their demand for shorter production cycles, outsourcing, just-in-time delivery and other services that lower customers' total production costs.

   ADD NEW CUSTOMERS. The Company believes that there are numerous OEMs not currently served by the Company that could reduce their production costs by taking advantage of the Company's processing, inventory management and other services. Many of these OEMs currently perform in-house metals processing tasks and maintain significant inventories of metal. During 1998, the Company appointed three experienced industry professionals, Vice Presidents of the Flat Rolled, Heavy Carbon and Specialty Metals product segments, to design and implement a national program to attract significant new accounts and expand the range of services provided to our larger customers. With their leadership and the Company's existing well-trained, technically competent sales force, the Company believes that it can demonstrate to these OEMs the cost savings achievable through the Company's processing, inventory management and other services. The Company also intends to implement a Company-wide marketing program that will use professional marketing services and to adopt "best practices" throughout its operations to identify, obtain and maintain new customers. In addition, the Company intends to increase its visibility through trade shows, associations, publications and telemarketing.

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

   EXPAND WITHIN EXISTING GEOGRAPHIC MARKETS. The Company also plans to acquire additional value-added metals processors/service centers in many of the markets in which it currently operates in order to expand the volume and scope of the Company's operations in a particular market. The Company also intends to pursue "tuck-in" acquisitions of smaller operations to increase processing capabilities at existing facilities, thereby improving operating efficiencies and increasing asset utilization without a proportionate increase in administrative costs.

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

  OPERATING ON A DECENTRALIZED BASIS

   The Company's product segment management teams, manage their businesses on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and customer relationships.

                                METALS USA, INC.

ACQUISITION PROGRAM

   The Company believes it will continue to be regarded by acquisition candidates as an attractive acquiror because of: (i) the Company's strategy for creating a national, comprehensive and professionally managed value-added metals processor/service center company; (ii) the Company's decentralized operating strategy which emphasizes an ongoing role for former owners, management and key personnel of acquired businesses, (iii) the Company's access to financial resources as a publicly-held company and (iv) the potential for increased profitability due to purchasing economies, inventory management, centralization of administrative functions, enhanced systems capabilities and access to increased marketing resources.

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

   The Company buys steel and aluminum from integrated mills and mini-mills and specialty metals from foundries. The Company purchases its raw materials in anticipation of projected customer requirements based on interaction with, and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of steel, aluminum and specialty metals in standard sizes and configurations to large volume purchasers. For example, flat rolled steel is normally sold by mills in coils, typically weighing between forty and fifty thousand pounds. The Company processes the metals to the precise thickness, length, width, shape, temper and surface quality specified by its customers. Value-added processes provided by the Company include:

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

o PICKLING -- a chemical treatment to improve surface quality by removing the oxidation and scale which develops on the metal shortly after it is hot-rolled.

o     TEE-SPLITTING-- the splitting of metal beams.

                                METALS USA, INC.

o PLATE FORMING AND ROLLING -- the forming and bending of plates to cylindrical or required specifications.

o EDGE TRIMMING -- a process which removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

o CAMBERING -- the bending of structural steel to improve load-bearing capabilities.

o METALLURGY -- the analysis and testing of the physical and chemical composition of metals.

   Additional capabilities of the Company include applications engineering and a variety of other value-added processes such as blasting, painting and custom machining. Using these capabilities, the Company uses processed metals to manufacture higher-value components, such as finished building products, and machines specialty metals into such items as bushings, pump parts and hydraulic cylinder parts.

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

   A majority of the Company's orders are filled within 24-48 hours. This is accomplished through the Company's special inventory management programs which permit the Company to deliver processed metals in accordance with the just-in-time inventory programs of its customers. The Company is required to carry sufficient inventory of raw materials to meet the short lead time and just-in-time delivery requirements of its customers.

   While the Company ships products throughout the United States, most of its customers are located within a 250-mile radius of the Company's facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. The Company transports most of its products directly to its customers either through common or contract trucking companies or with its own trucks for short-distance and/or multi-stop deliveries.

   The Company has quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability. Of the Company's facilities, 21 have International Standards Organization ("ISO") 9002 certification, while several others are actively working on their certification. Management believes that the Company's emphasis on quality assurance is a distinct competitive advantage and is increasingly important to customers seeking to establish relationships with their key suppliers.

SOURCES OF SUPPLY

   In recent years, steel and aluminum production in the United States has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead times for, some steel or aluminum products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow the Company to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease becomes effective. The Company's purchasing decisions are based on its forecast of the availability of metal products, ordering lead times and pricing, as well as its prediction of customer demand for specific products.

   The Company purchases steel and aluminum from domestic and foreign integrated mills and mini-mills and specialty metals from foundries. The Company's domestic steel suppliers include Nucor Corp., LTV Steel Co., Bethlehem Steel Corp. and National Steel Corp. Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few

                                METALS USA, INC.

products that are available from only a limited number of producers. Since most metals are shipped F.O.B., the mill and the transportation of metals is a significant cost factor. The Company seeks to purchase metals to the extent possible from the nearest mill, unless a more distant mill has a significantly lower price. The Company believes that it can purchase raw materials in sufficient quantities to permit it to realize purchasing economies and discounts from its suppliers. The Company believes it is not materially dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

SALES AND MARKETING; CUSTOMERS

   The Company believes that its commitment to consistent quality, service and just-in-time delivery has enabled it to develop and maintain long-term relationships with existing customers, while expanding its market penetration through the use of its sales and marketing program. The Company's sales and marketing program focuses on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of the Company's inventory management, processing, just-in-time delivery and other services. The Company uses a variety of methods to identify potential customers, including the use of databases, telemarketing, direct mail and participation in manufacturers' trade shows. Customer referrals and the knowledge of the Company's sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, the Company's "outside" salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations. The Company's salesperson seeks to explain the potential cost savings achievable through the Company's services and the Company's commitment to service and quality.

   The Company employs a sales force consisting of "inside" and "outside" salespeople. "Inside" salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Increasingly, these "inside" salespeople have been given responsibility for telemarketing to potential customers. The Company's "outside" sales force is primarily responsible for identifying potential customers and calling on them to explain the Company's services. The sales force is trained and knowledgeable about the characteristics and applications of various metals and applications, as well as the manufacturing methods employed by the Company's customers. The Company believes that its high level of interaction with its customers provides it with meaningful feedback and information about sales opportunities.

   Nearly all sales by the Company are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends the Company and several competitors a list of products required and the Company submits a bid on each product.

   The Company has a diverse customer base of more than 60,000 customers, with no single customer accounting for more than 1 1/2% of the Company's revenues in 1999. The Company believes that its long-term relationships with many of its customers contribute significantly to its success.

COMPETITION

   The Company is engaged in a highly-fragmented and competitive industry. Competition is based on price, quality, service, timeliness and geographic proximity. The Company competes with a large number of other metals processors/service centers on a regional and local basis, some of which may have greater financial resources than the Company, and several of which are publicly-held companies. The Company also competes to a lesser extent with primary metals producers, who typically sell directly to only very large customers requiring regular shipments of large volumes of metals. The Company may also face competition for acquisition candidates from these publicly-held companies, most of whom have acquired a number of metals service center businesses during the past decade. Other smaller metals processors/service centers may also seek acquisitions from time to time.

   The Company believes that it will be able to compete effectively because of its significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale. The Company intends to seek to differentiate itself from its competition in terms of service and quality by investing in systems and equipment, training and offering a broad range of products and services, as well as through its entrepreneurial culture and decentralized operating structure.

                                METALS USA, INC.

   On March 1, 2000, the Company announced the formation of a new formed and wholly owned subsidiary i-Solutions Direct, Inc. ("i-Solutions") to develop the Company's integrated supply services and web-based e-commerce initiative. i-Solutions will build on the web-based supply system it created to support the Department of Defense contract obtained two years ago using technology from Oracle Corp. to develop and implement an Internet based supply chain solution for private sector companies. The Company believes the experience gained from having successfully implemented the Department of Defense contract will further assist its customers in reducing costs and errors in metal procurement activities and will permit them to move closer to a true "just-in-time" inventory management program.

   During the past two years, the Company has recognized the development of a number of different metal supply related e-commerce initiatives. Although the Company has not joined any of these third party initiatives, it is actively developing its own e-commerce initiative and continues to evaluate the business-to-business internet marketplace for both raw materials and value-added metals processing services. The Company is unable to predict the future impact of web based e-commerce on its results of operations or financial position.

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

   The Company's management believes that the Company is in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties owned or leased by the Company are located in areas with a history of heavy industrial use, of which are on or near sites listed on the CERCLA National Priority List. The Company has a number of leased properties located in or near industrial or light industrial use areas; and accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, the Company is not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, there can be no assurance that the Company may subsequently be notified of such claims with respect to its existing leased or owned properties in the future.

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

                                METALS USA, INC.

MANAGEMENT INFORMATION SYSTEMS

   During 1998, the Company initiated a plan to reduce the disparity between the management information systems used by its subsidiaries. The principal system chosen for the Company's service centers is "Stelplan" which is a product marketed and distributed by Invera, Inc. Stelplan is a completely integrated system designed especially for the service center industry. Prior to their acquisition, these companies had used a number of different systems, some of which were not Year 2000 compliant. The Company placed a priority on the system conversion projects for the non-Year 2000 compliant systems. Each of these critical implementations were completed in 1999 and the Company experienced no significant disruptions in any of its management information systems and believes all such systems correctly reacted to the Year 2000 date change. Nine of the Company's subsidiaries currently use EDI through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of the subsidiaries also use computer aided drafting systems to directly interface with computer controlled metal processing equipment.

   The Company believes the investment in uniform management information systems and computer aided manufacturing technology will permit management to respond quickly and proactively to our customers' needs and service expectations. These systems are able to exchange data regarding inventory status, order backlog, and other critical operational information on a real-time basis. The Company expects that substantially all of its service centers will be using Stelplan by December 31, 2000.

EMPLOYEES

   The Company employs approximately 4,600 persons. As of December 31, 1999, approximately 550 employees at 19 sites were members of one of six unions: the United Steelworkers of America; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; Local 40 of the Glass, Molders, Pottery, Plastic & Allied Workers International Union; United Auto Workers; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. The Company's relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at one facility, which involved 26 employees and lasted two days. The Company is currently a party to 18 collective bargaining agreements which expire at various times. Collective bargaining agreements expiring in 2000, 2001, 2002 and 2004, cover 84, 152, 286, and 23 employees, respectively.
Historically, the Company has succeeded in negotiating new collective bargaining agreements without a strike.

   From time to time, there are shortages of qualified operators of metals processing equipment. In addition, turnover among less skilled workers is relatively high. The Company intends to adopt "best practices" for its employee benefits programs and human relations functions. The Company believes that its relations with its employees are good.

VEHICLES

   The Company operates a fleet of owned or leased trucks and trailers, as well as forklifts and support vehicles. It believes these vehicles generally are well-maintained and adequate for the Company's current operations. The Company expects it will be able to purchase or lease vehicles at lower prices due to its combined purchasing and leasing volume.

RISK MANAGEMENT, INSURANCE AND LITIGATION

   The primary risks in the Company's operations are bodily injury, property damage and injured workers' compensation. The Company maintains general liability insurance and liability insurance for bodily injury and property damage and workers' compensation coverage, which it considers sufficient to insure against these risks.

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

                                METALS USA, INC.

SAFETY

   The Company intends to provide an accident-free workplace and is committed to continuing and improving upon each facilities' focus and emphasis on safety in the workplace. The Company currently has a number of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safe work procedures. The Company is actively developing a comprehensive "best practices" safety program to be implemented throughout its operations to ensure that all employees comply with safety standards established by the Company, its insurance carriers and federal, state and local laws and regulations. This program is being led by Mr. Mark Alper, a Vice President and Director of the Company, with the assistance of each of the Company's product segment presidents, executive officers and industry consultants with expertise in workplace safety.

ITEM 2.     PROPERTIES

   The Company operates a number of metals processing facilities in the Heavy Carbon, Flat Rolled and Specialty Metals Segments that are used to receive, warehouse, process and ship metals. These facilities use various metals processing and materials handling machinery and equipment. The Company's Building Products Segment operates several facilities where it processes metals into various building products. These service center facilities are as follows:

                                                              SQUARE    OWNED/
                                          LOCATION            FOOTAGE   LEASED
                                  -------------------------   --------  -------
HEAVY CARBON SEGMENT
Intsel  ........................  Lafayette, Louisiana         32,000   Owned
                                  Shreveport, Louisiana       109,000   Leased
                                  Tulsa, Oklahoma              53,000   Leased
                                  Dallas, Texas               104,000   Owned
                                  Houston, Texas              216,000   Owned
                                  San Antonio, Texas           89,000   Owned
Jeffreys  ......................  Attalla, Alabama             53,000   Owned
                                  Birmingham, Alabama         125,000   Owned
                                  Mobile, Alabama             214,000   Owned
                                  Mobile, Alabama              24,000   Leased
                                  Muscle Shoals, Alabama      104,000   Owned
                                  Jacksonville, Florida        60,000   Owned
                                  Lakeland, Florida           120,000   Owned
                                  Oakwood, Georgia            206,000   Owned
                                  Kenner, Louisiana            61,000   Owned
                                  Columbus, Mississippi        45,000   Owned
                                  Greensboro, North Carolina* 115,000   Owned
                                  High Point, North Carolina   43,000   Leased
                                  High Point, North Carolina   19,000   Leased
                                  Wilmington, North Carolina  178,000   Leased
                                  Wilmington, North Carolina   45,000   Leased
                                  Wilmington, North Carolina    6,000   Leased
                                  Chesapeake, Virginia         62,000   Leased
Levinson  ......................  Greenville, Kentucky         33,000   Owned
                                  Baltimore, Maryland          65,000   Leased
                                  Seekonk, Massachusetts      115,000   Owned
                                  Camden, New Jersey          104,000   Leased
                                  Newark, New Jersey           81,000   Leased
                                  Ambridge, Pennsylvania      200,000   Leased
                                  Leetsdale, Pennsylvania     144,000   Leased
                                  Philadelphia, Pennsylvania   70,000   Leased
                                  Philadelphia, Pennsylvania  120,000   Leased
                                  York, Pennsylvania          109,000   Leased

                                METALS USA, INC.

Sierra Pacific  ................  Haywood, California          64,000   Leased
Steel Manufacturing  ...........  Kansas City, Missouri*      126,000   Owned
Uni-Steel  .....................  Enid, Oklahoma              112,000   Leased
                                  Muskogee, Oklahoma          134,000   Leased
Wilkof  ........................  Farmington Hills, Michigan    1,000   Leased
                                  North Canton, Ohio          110,000   Leased
Williams  ......................  Eagan, Minnesota             19,000   Leased
                                  Milwaukee, Wisconsin        137,000   Leased
                                  Milwaukee, Wisconsin         31,000   Leased
                                  Schofield, Wisconsin         23,000   Leased
FLAT ROLLED SEGMENT
Affiliated  ....................  Granite City, Illinois      300,000   Leased
                                  Madison, Illinois           150,000   Owned
                                  Butler, Indiana             200,000   Owned
Forest  ........................  Forest, Virginia             50,000   Leased
Fullerton  .....................  Northbrook, Illinois        187,000   Owned
                                  Brooklyn Center, Minnesota   19,000   Leased
MUI Texas  .....................  Houston, Texas              207,000   Owned
Steel Service Systems  .........  Horicon, Wisconsin*         103,000   Leased
Wayne  .........................  Jeffersonville, Indiana*     90,000   Owned
                                  Walker, Michigan             50,000   Owned
                                  Randleman, North Carolina*  110,000   Owned
                                  Springfield, Ohio            96,000   Owned
                                  Wooster, Ohio*              140,000   Owned
                                  Youngstown, Ohio             85,000   Leased
Wolf Brothers  .................  Philadelphia, Pennsylvania   85,000   Owned
                                  Philadelphia, Pennsylvania   45,000   Leased
SPECIALTY METALS SEGMENT
Aerospace Specification Metals    East Granby, Connecticut     10,000   Leased
                                  Fort Lauderdale, Florida      9,000   Leased
Federal Bronze  ................  Newark, New Jersey           41,000   Leased
Flagg  .........................  St. Louis, Missouri          19,000   Leased
Harvey  ........................  Santa Monica, California     50,000   Leased
                                  Santa Monica, California      6,000   Leased
Independent  ...................  Orlando, Florida             23,000   Leased
                                  New Hope, Minnesota          19,000   Leased
                                  Germantown, Wisconsin        90,000   Owned
Industrial  ....................  Mokena, Illinois             21,000   Leased
Meier  .........................  Broadview, Illinois          61,000   Leased
                                  Hazel Park, Michigan         73,000   Owned
                                  Kentwood, Michigan           12,000   Leased
                                  Greensboro, North Carolina   52,000   Leased
                                  Cleveland, Ohio              12,000   Leased
                                  Moraine, Ohio                21,000   Owned
Metalmart  .....................  Whittier, California         42,000   Leased
Pacific  .......................  Boise, Idaho                 26,000   Leased
                                  Billings, Montana            10,000   Leased
                                  Eugene, Oregon               33,000   Owned
                                  Portland, Oregon            111,000   Leased
                                  Spokane, Washington          49,000   Owned
                                  Seattle, Washington          80,000   Owned
Professional  ..................  Wichita, Kansas              24,000   Leased
                                  Liberty, Missouri            84,000   Leased

                                METALS USA, INC.

Southern Alloy  ................  Salisbury, North Carolina    24,000   Leased
BUILDING PRODUCTS SEGMENT
ABS  ...........................  Jacksonville, Florida        17,000   Leased
                                  Lakeland, Florida            12,000   Leased
                                  Leesburg, Florida           102,000   Leased
                                  Melbourne, Florida           12,000   Leased
                                  Pensacola, Florida           48,000   Leased
Allmet Building Products  ......  Hayward, California          13,000   Leased
                                  Brea, California             46,000   Leased
                                  Buena Park, California       73,000   Leased
                                  Stone Mountain, Georgia      60,000   Leased
                                  Baltimore, Maryland           7,000   Leased
                                  Dallas, Texas                13,000   Leased
                                  Mesquite, Texas             200,000   Leased
National  ......................  Aurora, Colorado             18,000   Leased
                                  Kansas City, Missouri        58,000   Leased
                                  Springfield, Missouri         8,000   Leased
Royal  .........................  Holly Hill, Florida           6,000   Leased
                                  Leesburg, Florida            69,000   Owned
                                  Leesburg, Florida            76,000   Leased
                                  Irmo, South Carolina         38,000   Leased
Texas Aluminum/Cornerstone  ....  Tempe, Arizona               24,000   Leased
                                  Ontario, California          11,000   Leased
                                  Rancho Cordova, California   24,000   Leased
                                  Las Vegas, Nevada            42,000   Leased
                                  Houston, Texas              165,000   Owned
                                  Houston, Texas              220,000   Leased
Valley  ........................  Phoenix, Arizona            111,000   Leased
                                  Las Vegas, Nevada            39,000   Leased
Western  .......................  Pacific, Washington          35,000   Leased
-----------
* These facilities are subject to liens with respect to certain debt agreements.

   In addition to the service center facilities listed above, the Company's Building Products Segment also operates 40 sales and distribution centers throughout the western, southwestern and southeastern United States. These facilities, which are all leased, range in size from 5,000 square feet to 10,000 square feet. Many of the Company's facilities are capable of being used at higher capacities, if necessary. The Company believes that its facilities after the planned expansions will be adequate for the expected needs of its existing businesses over the next several years.

ITEM 3. LEGAL PROCEEDINGS

   THIS SECTION CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS

   The Company is involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                METALS USA, INC.

                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock has traded on the New York Stock Exchange since July 11, 1997. The following table sets forth the high and low sale prices for the Common Stock for the period from July 11, 1997, the date of the IPO, through March 15, 2000.

                                                               HIGH       LOW
                                                             -------     ------
   1997:
         July 11, 1997 to September 30, 1997  ...........    $ 16.00     $10.00
         October 1, 1997 to December 31, 1997  ..........    $ 16.50     $13.38
   1998:
         January 1, 1998 to March 31, 1998  .............    $ 19.25     $14.00
         April 1, 1998 to June 30, 1998  ................    $ 20.13     $16.50
         July 1, 1998 to September 30, 1998  ............    $ 18.00     $ 8.75
         October 1, 1998 to December 31, 1998  ..........    $ 11.00     $ 6.56
   1999:
         January 1, 1999 to March 31, 1999  .............    $ 10.50     $ 8.00
         April 1, 1999 to June 30, 1999  ................    $ 13.50     $ 8.13
         July 1, 1999 to September 30, 1999   ...........    $ 13.00     $ 9.00
         October 1, 1999 to December 31, 1999    ........    $ 10.13     $ 7.44
   2000:
         January 1, 2000 to March 15, 2000   ............    $  9.75     $ 6.50

   The Company believes there are approximately 1,600 stockholders of record of the Company's Common Stock, as of December 31, 1999.

   The Company intends to retain the majority of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions. On February 10, 2000, the Company announced its first quarterly dividend of $.03 per share payable on April 10, 2000, to stockholders of record on March 17, 2000. Both the revolving credit facility and the indenture governing the Company's 8 5/8% Senior Subordinated Notes contain restrictions as to the payment of dividends. Under the most restrictive of these covenants, the Company had $14.8 million available for the payment of dividends at December 31, 1999.

                                METALS USA, INC.

ITEM 6.     SELECTED FINANCIAL DATA

   The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data." The historical consolidated financial information for the fiscal years ended 1995 through 1998 reflects the historical financial statements of Metals USA, restated for the effects of the business combinations which were accounted for as "poolings-of-interests," and the remaining Acquired Companies from their respective acquisition dates.

                                                                        YEARS ENDED DECEMBER 31,(1)
                                                    -----------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                    ---------     ---------     ---------     ---------     ---------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
   Net sales ...................................    $ 1,745.4     $ 1,498.8     $   537.6     $   265.6     $   260.9
   Cost of sales ...............................      1,289.3       1,135.1         414.9         204.0         204.7
   Operating and delivery ......................        190.5         145.8          53.7          25.4          22.0
   Selling, general and administrative .........        128.4         104.7          41.1          21.4          15.6
   Depreciation and amortization ...............         21.2          16.4           5.6           3.7           3.0
   Integration charge ..........................          9.4          --            --            --            --
   Operating income ............................        106.6          96.8          22.3          11.1          15.6
   Interest and securitization expense .........         40.0          30.9           5.0           1.8           2.4
   Other income ................................          (.7)         (1.6)          (.5)          (.6)          (.5)
   Income before income taxes ..................         67.3          67.5          17.8           9.9          13.7
   Net income ..................................         39.8          40.0           7.5           4.5           8.1
   Earnings per share ..........................    $    1.04     $    1.09     $     .33     $     .38     $     .86
   Earnings per share -- assuming dilution .....    $    1.04     $    1.07     $     .33     $     .38     $     .86
   Number of common shares used in the per share
      Calculations:
      Earnings per share .......................         38.1          36.7          22.5          11.8           9.4
      Earnings per share -- assuming dilution ..         38.4          37.3          22.9          11.8           9.4

                                                                        YEARS ENDED DECEMBER 31,(1)
                                                    -----------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                    ---------     ---------     ---------     ---------     ---------
                                                                                IN MILLIONS)
BALANCE SHEET DATA:
   Working capital(2) ..........................    $   305.4     $   414.3     $   191.5     $    51.6     $    53.2
   Total assets ................................      1,049.3       1,026.4         479.1         107.3         100.1
   Long-term debt, less current portion(2) .....        434.7         502.6         167.1          24.6          31.4
   Stockholders' equity ........................        379.4         341.6         226.5          57.5          50.1
   Dividends declared(3) .......................         --            --            --            --            --

----------
(1) As a result of the merger with Metals USA, Jeffreys changed its fiscal year to December 31 beginning January 1, 1996, to conform to the fiscal periods of Metals USA and the other Acquired Companies. The historical financial information of Jeffreys for the year ended July 31, 1995 has been included in the Company's consolidated financial statements for the year ended December 31, 1995.

(2) The decrease in working capital and debt at December 31, 1999 compared to December 31, 1998 is primarily attributable to the Company's Accounts Receivable Securitization transaction, offset by borrowings to complete acquisitions. See Note 6 of Notes to Consolidated Financial Statements in
    Item 8. "Financial Statements and Supplementary Data."

(3) Exclusive of pre-acquisition distributions of S Corporations. On February 10, 2000, the Company announced its first quarterly dividend of $.03 per share, payable on April 10, 2000 to stockholders of record on March 17, 2000.

                                METALS USA, INC.

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

INTRODUCTION

   The Company's net sales are derived from the processing and distribution of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. Most of the metal sold by the Company is processed in some form. The Company processes various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. Additionally, certain of the Acquired Companies manufacture finished building products for commercial and residential applications and machine certain specialty metals. See Item 1. "Business" for further discussion of the Company's organization and business plan.

   During the first half of 1997, the Company sold an aggregate of 985,500 shares of Common Stock to management of and consultants to the Company for $0.01 per share. Accordingly, the Company recorded a compensation charge of $6.0 million in the first half of 1997, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined, (the "Compensation Charge"). The Compensation Charge has not been allocated to the Company's segments.

  INTEGRATION CHARGE

   On September 8, 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 million in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge are $3.3 million for termination of certain employment contracts, $2.1 million for severance costs attributable to the consolidation of administrative and support functions and $4.0 million for the costs of combining five processing facilities into others within the same geographic region. These changes will affect less than 5% of the Company's workforce. Through December 31, 1999, the Company has incurred costs of $1.9 million pursuant to the integration plan.

   The Company expects to incur approximately $1.0 million to $2.0 million during each of the next three quarterly reporting periods with respect to personnel related costs. Approximately $4.0 million of facility integration costs will occur at various times over the next three quarterly reporting periods of which approximately $3.0 million, attributable to Heavy Carbon and Building Products, are expected to occur in the third quarter of 2000. The Company expects to realize annualized savings of approximately $12.0 million upon completion of the integration plan. The majority of these savings are expected to be realized by the Heavy Carbon and Specialty Metals segments. Although the foregoing estimates with respect to costs, timing and savings reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations, that the timing of the facility integration activities will not be delayed, or that the savings will not be realized as anticipated.

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

                                                                      YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                               1999          %            1998          %            1997           %
                                             --------     --------      --------     --------      --------     --------
                                                                 (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ...............................    $1,745.4        100.0%     $1,498.8        100.0%     $  537.6        100.0%
Operating costs and expenses:
      Cost of sales .....................     1,289.3         73.9%      1,135.1         75.7%        414.9         77.2%
      Operating and delivery ............       190.5         10.9%        145.8          9.7%         53.7         10.0%
      Selling, general and administrative       128.4          7.4%        104.7          7.0%         41.1          7.6%
      Depreciation and amortization .....        21.2          1.2%         16.4          1.1%          5.6          1.0%
      Integration charge ................         9.4           .5%         --           --            --           --
                                             --------     --------      --------     --------      --------     --------
Operating income ........................       106.6          6.1%         96.8          6.5%         22.3          4.2%
Interest and securitization expense .....        40.0          2.3%         30.9          2.1%          5.0          1.0%
Other income ............................         (.7)         (.1)%        (1.6)         (.1)%         (.5)         (.1)%
                                             --------     --------      --------     --------      --------     --------
Income before income taxes ..............    $   67.3          3.9%     $   67.5          4.5%     $   17.8          3.3%
                                             ========     ========      ========     ========      ========     ========

  RESULTS FOR 1999 COMPARED TO 1998

   NET SALES. Net sales increased $246.6 million, or 16.5%, from $1,498.8 million in 1998 to $1,745.4 million in 1999. The increase in net sales was due to acquisitions, together with unit volume growth in the other subsidiaries. Material shipments for steel products increased 31.1% and average realized prices decreased in 1999 compared to 1998. Acquisitions accounted for the substantial portion of the increase in material shipments. See "-- Segment Results" for additional information.

   COST OF SALES. Cost of sales increased $154.2 million, or 13.6%, from $1,135.1 million in 1998 to $1,289.3 million in 1999. The increase in cost of sales was principally due to the acquisitions described above. As a percentage of net sales, cost of sales decreased from 75.7% in 1998 to 73.9% in 1999. This percentage decrease was principally due to lower cost of raw materials.

   OPERATING AND DELIVERY. Operating and delivery expenses increased $44.7 million, or 30.7%, from $145.8 million in 1998 to $190.5 million in 1999. The increase in operating and delivery expenses was principally due to the acquisitions described above. As a percentage of net sales, operating and delivery expenses increased from 9.7% in 1998 to 10.9% in 1999. This percentage increase was primarily due to lower average realized prices.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $23.7 million, or 22.6%, from $104.7 million in 1998 to $128.4 million in 1999. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above. As a percentage of net sales, selling, general and administrative expenses increased from 7.0% in 1998 to 7.4% in 1999. Excluding the effect of the non-recurring charge of $2.6 million attributable to the termination of the ESOP in 1998, as a percentage of net sales, selling, general and administrative expenses increased from 6.8% in 1998 to 7.4% in 1999. This percentage increase was primarily due to lower average realized prices.

   OPERATING INCOME. Operating income increased $9.8 million, or 10.1%, from $96.8 million in 1998 to $106.6 million in 1999. The increase in operating income was primarily attributable to the acquisitions described above, offset by the $9.4 integration charge. Excluding the effect of the non-recurring charge of $2.6 million attributable to the termination of the ESOP in 1998 and the effect of the integration charge in 1999, as a percentage of net sales, operating income was unchanged at 6.6% for both periods.

                                METALS USA, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $9.1 million, or 29.4%, from $30.9 million in 1998 to $40.0 million in 1999. The increase was due to increased borrowings in connection with the acquisitions described above and the Company's 8 5/8% $200.0 Senior Subordinated Notes due 2008 (the "Notes"). See "--Liquidity and Capital Resources - Financing Activities."

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

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $63.6 million, or 154.7%, from $41.1 million in 1997 to $104.7 million in 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions described above. As a percentage of net sales, selling, general and administrative expenses decreased from 7.6% in 1997 to 7.0% in 1998. Excluding the effect of the non-recurring, non-cash Compensation Charge of $6.0 million in 1997 and the non-recurring charge of $2.6 million attributable to the termination of the ESOP in 1998, as a percentage of net sales, selling, general and administration expenses increased from 6.5% in 1997 to 6.8% in 1998. This percentage increase was primarily due to higher average realized prices.

   OPERATING INCOME. Operating income increased $74.5 million, or 334.1%, from $22.3 million in 1997 to $96.8 million in 1998. The increase in operating income was primarily attributable to the acquisitions described above, offset by the $6.0 million Compensation Charge described in the preceding paragraph. Excluding the effect of the non-recurring, non-cash Compensation Charge of $6.0 million in 1997 and the non-recurring charge of $2.6 million attributable to the termination of the ESOP in 1998, as a percentage of net sales, operating income increased from 5.3% in 1997 to 6.6% in 1998.

   INTEREST AND SECURITIZATION EXPENSE. Interest expense increased $25.9 million, from $5.0 million in 1997 to $30.9 million in 1998. The increase in interest expense was due to increased borrowings in connection with the acquisitions described above and the increased interest expense associated with the Notes.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

                                METALS USA, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  SEGMENT RESULTS

                                                                    FISCAL YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------------------
                                                             OPERATING               OPERATING
                                       NET                   COSTS AND                INCOME               CAPITAL
                                      SALES          %       EXPENSES        %        (LOSS)       %     EXPENDITURES     %
                                     --------     --------   --------     --------   --------   -------- ------------ --------
1999:                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
Heavy Carbon ....................    $  680.6         39.0%  $  629.6         38.4%  $   51.0       47.8%  $   15.4     43.7%
Flat Rolled .....................       591.0         33.9%     552.7         33.7%      38.3       35.9%      11.8     33.5%
Specialty Metals ................       383.7         22.0%     366.1         22.3%      17.6       16.5%       4.5     12.8%
Building Products ...............       126.7          7.3%     116.3          7.1%      10.4        9.8%       2.6      7.4%
Corporate, eliminations and other       (36.6)        (2.2)%    (25.9)        (1.5)%    (10.7)     (10.0)%       .9      2.6%
                                     --------     --------   --------     --------   --------   --------   -------- --------
   Total ........................    $1,745.4        100.0%  $1,638.8        100.0%  $  106.6      100.0%  $   35.2    100.0%
                                     ========     ========   ========     ========   ========   ========   ======== ========


1998:
Heavy Carbon ....................    $  598.8         40.0%  $  552.7         39.5%  $   46.1       47.6%  $   11.9     47.1%
Flat Rolled .....................       445.4         29.7%     419.6         29.9%      25.8       26.7%       8.2     32.4%
Specialty Metals ................       371.2         24.8%     343.9         24.5%      27.3       28.2%       3.4     13.4%
Building Products ...............        93.4          6.2%      84.1          6.0%       9.3        9.6%       1.7      6.7%
Corporate, eliminations and other       (10.0)         (.7)%      1.7           .1%     (11.7)     (12.1)%       .1       .4%
                                     --------     --------   --------     --------   --------   --------   -------- --------
   Total ........................    $1,498.8        100.0%  $1,402.0        100.0%  $   96.8      100.0%  $   25.3    100.0%
                                     ========     ========   ========     ========   ========   ========   ======== ========


1997:
Heavy Carbon ....................    $  234.2         43.6%  $  221.2         42.9%  $   13.0       58.3%  $    4.8     25.7%
Flat Rolled .....................       237.8         44.2%     223.9         43.5%      13.9       62.3%      12.1     64.7%
Specialty Metals ................        41.5          7.7%      37.8          7.3%       3.7       16.6%       1.0      5.3%
Building Products ...............        24.1          4.5%      21.7          4.2%       2.4       10.8%        .5      2.7%
Corporate, eliminations and other        --             --%      10.7          2.1%     (10.7)     (48.0)%       .3      1.6%
                                     --------     --------   --------     --------   --------   --------   -------- --------
   Total ........................    $  537.6        100.0%  $  515.3        100.0%  $   22.3      100.0%  $   18.7    100.0%
                                     ========     ========   ========     ========   ========   ========   ======== ========

  SEGMENT RESULTS -- 1999 COMPARED TO 1998

   HEAVY CARBON. Net sales increased $81.8 million, or 13.7%, from $598.8 million in 1998 to $680.6 million in 1999. The increase in net sales is due to acquisitions together with unit volume growth in the other subsidiaries. Material shipments increased 25.4% in 1999 compared to 1998, offset by lower average realized prices, which decreased approximately 9.4% in 1999 compared to 1998. Operating costs and expenses increased $76.9 million, or 13.9%, from $552.7 million in 1998 to $629.6 million in 1999. Operating costs and expenses as a percentage of net sales increased marginally, from 92.3% in 1998 to 92.5% in 1999. Operating income increased by $4.9 million, or 10.6%, from $46.1 million in 1998 to $51.0 million in 1999. Operating income as a percentage of net sales decreased from 7.7% in 1998 to 7.5% in 1999, primarily due to lower average realized prices.

   FLAT ROLLED. Net sales increased $145.6 million, or 32.7%, from $445.4 million in 1998 to $591.0 million in 1999. The increase in net sales is principally due to acquisitions. Material shipments increased 37.0% in 1999 compared to 1998, offset by lower average realized prices for steel products which decreased approximately 3.2% in 1999 compared to 1998. Operating costs and expenses increased $133.1 million, or 31.7%, from $419.6 million in 1998 to $552.7 million in 1999. Operating costs and expenses as a percentage of net sales decreased marginally, from 94.2% in 1998 to 93.5% in 1999. Operating income increased by $12.5 million, or 48.4%, from $25.8 million in 1998 to $38.3 million in 1999. Operating income as a percentage of net sales increased from 5.8% in 1998 to 6.5% in 1999, primarily due to lower average cost of raw materials.

   SPECIALTY METALS. Net sales increased $12.5 million, or 3.4%, from $371.2 million in 1998 to $383.7 million in 1999. Operating costs and expenses increased $22.2 million, or 6.5%, from $343.9 million in 1998 to $366.1 million in 1999. Operating costs and expenses as a percentage of net sales increased from 92.6% in 1998 to 95.4% in 1999. This percentage increase was primarily due to lower average realized prices for most products. Operating income decreased by $9.7 million, or 35.5%, from $27.3 million in 1998 to $17.6 million in 1999. This decrease was principally due to

                                METALS USA, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the decline in the Company's sales to the Aerospace industry. The decline in sales to the Aerospace industry accounted for $31.6 million in net sales and $8.6 million of operating income. Operating income as a percentage of net sales decreased from 7.4% in 1998 to 4.6% in 1999.

   BUILDING PRODUCTS. Net sales increased $33.3 million, or 35.7%, from $93.4 million in 1998 to $126.7 million in 1999. The increase in net sales is attributable to the increased demand for the Company's manufactured products and acquisitions. Operating costs and expenses increased $32.2 million, or 38.3%, from $84.1 million in 1998 to $116.3 million in 1999. Operating costs and expenses as a percentage of net sales increased from 90.0% in 1998 to 91.8% in 1999. This percentage increase was due to higher cost of raw materials and expansion of distribution facilities. Operating income increased by $1.1 million, or 11.8%, from $9.3 million in 1998 to $10.4 million in 1999. This increase was principally due to 1999 being a full year of operations for the 1998 acquired companies. Operating income as a percentage of net sales decreased from 10.0% in 1998 to 8.2% in 1999.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $1.0 million, or 8.5%, from $11.7 million in 1998 to $10.7 million in 1999. This decrease was principally due to lower incentive compensation expense.

  SEGMENT RESULTS -- 1998 COMPARED TO 1997

   HEAVY CARBON. Net sales increased $364.6 million, or 155.7%, from $234.2 million in 1997 to $598.8 million in 1998. The net sales attributable to the 1998 acquisitions contributed $199.7 million of the increase. Average realized prices for steel products increased approximately 1.0% in 1998 compared to 1997. Material shipments increased 153.3% in 1998 compared to 1997. Acquisitions completed during 1998 accounted for 56.9% of the increase. Operating costs and expenses increased $331.5 million, or 149.9%, from $221.2 million in 1997 to $552.7 million in 1998. Operating costs and expenses as a percentage of net sales decreased from 94.4% in 1997 to 92.3% in 1998. This percentage decrease was primarily the allocation of fixed costs over a higher volume of net sales. Operating income increased by $33.1 million, or 254.6%, from $13.0 million in 1997 to $46.1 million in 1998. Operating income as a percentage of net sales increased from 5.6% in 1997 to 7.7% in 1998. This percentage increase was due to higher average realized prices and the allocation of fixed costs over a higher volume of net sales.

   FLAT ROLLED. Net sales increased $207.6 million, or 87.3%, from $237.8 million in 1997 to $445.4 million in 1998. The net sales attributable to the 1998 acquisitions contributed $88.7 million of the increase. Average realized prices for steel products increased approximately 2.6% in 1998 compared to 1997. Material shipments increased 82.3% in 1998 compared to 1997. Acquisitions completed during 1998 accounted for 29.6% of the increase. Operating costs and expenses increased $195.7 million, or 87.4%, from $223.9 million in 1997 to $419.6 million in 1998. Operating costs and expenses, as a percentage of net sales, was unchanged at 94.2% for both periods. Operating income increased by $11.9 million, or 85.6%, from $13.9 million in 1997 to $25.8 million in 1998. Operating income as a percentage of net sales was unchanged at 5.8% for both periods.

   SPECIALTY METALS. Net sales increased $329.7 million, or 794.5%, from $41.5 million in 1997 to $371.2 million in 1998. The net sales attributable to the 1998 acquisitions contributed $202.9 million of the increase. Operating costs and expenses increased $306.1 million, or 809.8%, from $37.8 million in 1997 to $343.9 million in 1998. Operating costs and expenses as a percentage of net sales increased from 91.1% in 1997 to 92.6% in 1998. This percentage increase was primarily due to lower realized prices for most products. Operating income increased by $23.6 million, or 637.8%, from $3.7 million in 1997 to $27.3 million in 1998. This increase was principally due to the majority of the 1998 acquisitions having been acquired during the first half of the year. Operating income as a percentage of net sales decreased from 8.9% in 1997 to 7.4% in 1998. This percentage decrease was due to lower average realized prices for most products.

   BUILDING PRODUCTS. Net sales increased $69.3 million, or 287.6%, from $24.1 million in 1997 to $93.4 million in 1998. The increase in net sales is principally due to the 1998 Acquisitions. Operating costs and expenses increased $62.4 million, or 287.6%, from $21.7 million in 1997 to $84.1 million in 1998. Operating costs and expenses as a percentage of net sales was unchanged at 90.0% for both periods. Operating income increased by $6.9 million, or

                                METALS USA, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

287.5%, from $2.4 million in 1997 to $9.3 million in 1998. This increase was principally due to 1998 Acquisitions and to 1998 being a full year of operations for the 1997 acquired companies. Operating income as a percentage of net sales was unchanged at 10.0% for both periods.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased by $1.0 million, from $10.7 million in 1997 to $11.7 million in 1998. This increase was principally due to a full year of costs and the $2.6 million non-recurring charge associated with the termination of the Jeffrey's Employee Stock Ownership Plan ("ESOP") in 1998, offset by the $6.0 million Compensation Charge the Company incurred in 1997.

  LIQUIDITY AND CAPITAL RESOURCES

   Beginning with the IPO on July 11, 1997, and through January 31, 1999, the Company completed a number of financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included a public equity offering of Common Stock which resulted in net proceeds of $58.3 million, the sale of $200.0 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "Notes"), the establishment of a $350.0 million revolving credit facility with a group of commercial banks (the "Credit Facility") and a $100.0 million trade receivable securitization facility, pursuant to a three-year agreement with a commercial bank (the "Receivable Securitization Facility.") See "--Financing Activities."

   At December 31, 1999, the Company had cash of $4.7 million, working capital of $305.4 million and total debt of $440.8 million. At December 31, 1998, the Company had cash of $9.3 million, working capital of $414.3 million and total debt of $506.6 million. The decrease in working capital and debt at December 31, 1999 compared to December 31, 1998 is primarily attributable to the Company's Receivable Securitization Facility. At December 31, 1999, the proceeds for receivables sold through the facility was $90.0 million. As of December 31, 1999 and March 29, 2000, the Company had $154.0 million and $73.5 million, respectively, of borrowing availability under the Credit Facility. Increased borrowings during this period were used to fund the Company's increased working capital requirements. The Company anticipates that its cash flow from operations will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years, exclusive of acquisition requirements. The Company intends to retain the majority of its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions. On February 10, 2000, the Company announced its first quarterly dividend of $.03 per share, payable on April 10, 2000 to stockholders of record on March 17, 2000.

   The Company provided $98.6 million and used $10.8 million in net cash from operating activities for 1999 and 1998, respectively. Net cash used in investing activities was $15.6 million and $211.2 million for 1999 and 1998, respectively. The principal use of cash during 1999 and 1998 was to fund the cash portion of the acquisitions and capital expenditures. Net cash used in financing activities during 1999 was $87.6 million which was used primarily to repay borrowings on the Credit Facility, primarily from the proceeds of the Receivable Securitization Facility. Net cash provided by financing activities was $224.0 million for 1998. The cash provided by financing activities in 1998 consisted primarily of the net proceeds from the sale of the Notes of $200.0 million.

  INVESTING ACTIVITIES

   During 1999, the Company's principal acquisitions were Southwest Steel Supply Company, Wolf Brothers Steel Service Center and Allmet Building Products. Additionally, the Company acquired the net assets of certain other businesses. The aggregate consideration paid in connection with these acquisitions was approximately $78.0 million in cash, 317,283 shares of Common Stock, convertible notes of approximately $4.0 million and the assumption of indebtedness of approximately $12.9 million.

   The Company intends to continue to actively pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional Common Stock, borrowings, including use of amounts available under its Credit Facility and cash flow from operations. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit

                                METALS USA, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Facility or other sources of financing. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

   The Company has an effective Shelf Registration Statement relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. As of December 31, 1999, approximately 6,914,140 shares are available under this registration statement for use in connection with future acquisitions.

  FINANCING ACTIVITIES

   On January 21, 1999, the Company established the Receivable Securitization Facility to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0 million. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to the Purchaser. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. The unpurchased portion of the MRC receivable portfolio is a restricted asset and is effectively collateral for the benefit of the Purchaser. At December 31, 1999, the unpurchased portion of the MRC portfolio was $37.2 million. The Company used the proceeds from the sale of the receivable portfolio to repay borrowings on the Credit Facility.

   On April 22, 1999, the Company announced that the Board of Directors had approved the use of up to $25.0 million to repurchase shares of the Company's Common Stock. The shares may be purchased, from time to time, in open market or in privately negotiated transactions. During the period ended December 31, 1999, the Company had repurchased 461,450 shares at an average price of $9.77 per share, including fees and commissions. During the period from January 1, 2000 to March 15, 2000, the Company repurchased 1,014,800 shares at an average price of $7.49 per share including fees and commissions.

   YEAR 2000

   The Company did not experience any significant operational difficulties, nor are we aware of any of our suppliers, customers or service providers experiencing any significant operational difficulties as a result of Year 2000 issues. The Company will continue to monitor all critical systems for any incidents of delayed complications or disruptions and problems encountered through third parties with whom the Company deals, so that they may be timely addressed. We estimate that our total costs to prevent Year 2000 issues have been $.4 million.

   NEW ACCOUNTING PRONOUNCEMENTS

   SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, was issued and defers the adoption date to fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

                                METALS USA, INC.

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

  INTEREST RATE EXPOSURE

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's Credit Facility. Approximately 44.5% ($196.0 million) and 53.3% ($270.0 million) of the Credit Facility was subject to variable interest rates as of December 31, 1999 and 1998, respectively. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of the variable interest Credit Facility. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $.7 million and $1.5 million at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, the fair value of the Company's fixed rate debt was approximately $224.8 million and $226.7 million, respectively, based upon discounted future cash flows using current market prices. The fair value of the interest rate swap agreements was $1.5 million and $.2 million at December 31, 1999 and 1998, respectively.

                        METALS USA, INC. AND SUBSIDIARIES

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE

   Report of Independent Public Accountants...........................   24
   Consolidated Balance Sheets........................................   25
   Consolidated Statements of Operations..............................   26
   Consolidated Statements of Stockholders' Equity....................   27
   Consolidated Statements of Cash Flows..............................   28
   Notes to Consolidated Financial Statements.........................   29

                        METALS USA, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metals USA, Inc.:

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metals USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 2000

                        METALS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
                            ASSETS
Current assets:
    Cash ..................................................    $    4.7     $    9.3
    Accounts receivable, net of allowance of $6.2 and $7.1,
      respectively ........................................       128.9        189.8
    Inventories ...........................................       350.5        343.7
    Prepaid expenses and other ............................        15.4         16.2
    Deferred income taxes .................................         6.4          6.9
                                                               --------     --------
      Total current assets ................................       505.9        565.9
Property and equipment, net ...............................       223.0        173.2
Goodwill, net .............................................       305.4        267.2
Other assets, net .........................................        15.0         20.1
                                                               --------     --------
          Total assets ....................................    $1,049.3     $1,026.4
                                                               ========     ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................    $  145.5     $  107.5
    Accrued liabilities ...................................        48.9         40.1
    Current portion of long-term debt .....................         6.1          4.0
                                                               --------     --------
      Total current liabilities ...........................       200.5        151.6
Long-term debt, less current portion ......................       434.7        502.6
Deferred income taxes .....................................        29.5         22.7
Other long-term liabilities ...............................         5.2          7.9
                                                               --------     --------
      Total liabilities ...................................       669.9        684.8
                                                               --------     --------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized, none issued .............................         --           --
    Common stock, $.01 par value, 203,122,914 shares
      authorized, 38,516,415 and 38,156,404 shares issued,
      respectively ........................................          .4           .4
    Additional paid-in capital ............................       263.7        261.2
    Retained earnings .....................................       119.8         80.0
    Treasury stock -- 461,450 shares, at cost .............        (4.5)         --
                                                               --------     --------
      Total stockholders' equity ..........................       379.4        341.6
                                                               --------     --------
          Total liabilities and stockholders' equity ......    $1,049.3     $1,026.4
                                                               ========     ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                              -------------------------------------
                                                1999           1998          1997
                                              ---------     ---------     ---------
Net sales ................................    $ 1,745.4     $ 1,498.8     $   537.6
Operating costs and expenses:
    Cost of sales ........................      1,289.3       1,135.1         414.9
    Operating and delivery ...............        190.5         145.8          53.7
    Selling, general and administrative ..        128.4         104.7          41.1
    Depreciation and amortization ........         21.2          16.4           5.6
    Integration charge ...................          9.4          --            --
                                              ---------     ---------     ---------
Operating income .........................        106.6          96.8          22.3
Other (income) expense:
    Interest and securitization expense ..         40.0          30.9           5.0
    Other income .........................          (.7)         (1.6)          (.5)
                                              ---------     ---------     ---------
Income before income taxes ...............         67.3          67.5          17.8
Provision for income taxes ...............         27.5          27.5          10.3
                                              ---------     ---------     ---------
Net income ...............................    $    39.8     $    40.0     $     7.5
                                              =========     =========     =========
Earnings per share .......................    $    1.04     $    1.09     $     .33
                                              =========     =========     =========
Earnings per share -- assuming dilution ..    $    1.04     $    1.07     $     .33
                                              =========     =========     =========

Number of common shares used in the per
  share calculations:
    Earnings per share ...................         38.1          36.7          22.5
                                              =========     =========     =========
    Earnings per share -- assuming dilution        38.4          37.3          22.9
                                              =========     =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                               ADDITIONAL
                                                       COMMON   PAID-IN    UNEARNED    RETAINED    TREASURY
                                                       STOCK    CAPITAL  COMPENSATION  EARNINGS  STOCK, AT COST  TOTAL
                                                       ------   -------  ------------  --------  --------------  ------
BALANCE, December 31, 1996 ......................      $   .1   $ 17.3      $ (1.8)    $ 41.9        $--       $ 57.5
    Shares issued to members of management ......        --        6.0        --         --           --          6.0
    Shares sold in connection with the IPO ......          .1     58.2        --         --           --         58.3
    Shares issued in connection with the
        Acquisition of the Founding Companies ...          .1     80.1        --         --           --         80.2
    Shares issued in connection with the 1997
        Subsequent Acquisitions .................        --       18.6        --         --           --         18.6
    Shares released under leveraged ESOP Plan ...        --         .1          .3       --           --           .4
    Other adjustments ...........................        --         .3        --         --           --           .3
    Capital contributions attributable to deemed
        tax payments of S Corporations ..........        --        4.0        --         --           --          4.0
    Distributions by pooled companies prior
        to acquisition ..........................        --       --          --         (6.3)        --         (6.3)
    Net income ..................................        --       --          --          7.5         --          7.5
                                                       ------   ------      ------     ------       ------     ------
BALANCE, December 31, 1997 ......................          .3    184.6        (1.5)      43.1         --        226.5
    Shares issued in connection with the
        1998 Acquisitions .......................          .1     73.8        --         --           --         73.9
    Shares released under leveraged ESOP Plan ...        --        2.1         1.5       --           --          3.6
    Stock options exercised and other adjustments        --         .2        --         --           --           .2
    Capital contributions attributable to deemed
        tax payments of S Corporations ..........        --         .5        --         --           --           .5
    Distributions by pooled companies prior
        to acquisition ..........................        --       --          --         (3.1)        --         (3.1)
    Net income ..................................        --       --          --         40.0         --         40.0
                                                       ------   ------      ------     ------       ------     ------
BALANCE, December 31, 1998 ......................          .4    261.2        --         80.0         --        341.6
    Shares issued in connection with the 1999
        Acquisitions ............................        --        2.1        --         --           --          2.1
    Stock options exercised and other adjustments        --         .4        --         --           --           .4
    Shares repurchased ..........................        --       --          --         --           (4.5)      (4.5)
    Net income ..................................        --       --          --         39.8         --         39.8
                                                       ------   ------      ------     ------       ------     ------
BALANCE, December 31, 1999 ......................      $   .4   $263.7      $ --       $119.8       $ (4.5)    $379.4
                                                       ======   ======      ======     ======       ======     ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                                    FOR THE YEARS ENDED
                                                                                                       DECEMBER 31,
                                                                                             -------------------------------
                                                                                              1999        1998         1997
                                                                                             ------      ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ....................................................................      $ 39.8      $ 40.0       $  7.5
        Adjustments to reconcile net income to net cash provided by (used in) operating activities--
           Capital contributions attributable to deemed tax payments of S Corporations         --            .5          4.0
           Provision for bad debts ....................................................         1.4         1.7           .6
           Depreciation and amortization ..............................................        21.2        16.4          5.6
           Deferred income taxes ......................................................         9.9         4.3           .7
           Compensation expense -- non-cash ...........................................        --           2.6          6.4
           Changes in operating assets and liabilities, net of acquisitions and non-cash transactions--
               Accounts receivable ....................................................       (16.2)       (2.7)         1.3
               Inventories ............................................................        19.0       (49.0)        (7.4)
               Prepaid expenses and other assets ......................................          .6       (11.8)         (.3)
               Accounts payable and accrued liabilities ...............................        27.6        (6.4)       (14.0)
               Income taxes payable ...................................................        (6.2)       (7.7)          .4
           Other operating ............................................................         1.5         1.3          (.5)
                                                                                             ------      ------       ------
               Net cash provided by (used in) operating activities ....................        98.6       (10.8)         4.3
                                                                                             ------      ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of businesses, net of acquired cash ..................................       (74.1)     (186.2)       (68.6)
        Purchase of property and equipment ............................................       (35.2)      (25.3)       (18.7)
        Proceeds from securitization of receivables ...................................        90.0        --           --
        Other investing ...............................................................         3.7          .3          1.4
                                                                                             ------      ------       ------
              Net cash used in investing activities ...................................       (15.6)     (211.2)       (85.9)
                                                                                             ------      ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings (repayments) on revolving credit facilities ....................       (79.0)       34.7         39.7
        Issuance of 8 5/8% Senior Subordinated Notes ..................................        --         200.0         --
        Net borrowings (repayments) on long-term debt .................................        (3.8)         .6         (4.0)
        Issuance (repurchases) of stock ...............................................        (4.5)         .3         58.3
        Deferred financing costs incurred .............................................         (.6)       (7.9)        (1.0)
        Distributions by pooled companies prior to acquisition ........................        --          (3.1)        (6.3)
        Other financing ...............................................................          .3         (.6)         (.2)
                                                                                              ------      ------       ------
              Net cash (used in) provided by financing activities .....................       (87.6)      224.0         86.5
                                                                                             ------      ------       ------
NET INCREASE (DECREASE) IN CASH .......................................................        (4.6)        2.0          4.9
CASH, beginning of year ...............................................................         9.3         7.3          2.4
                                                                                             ------      ------       ------
CASH, end of year .....................................................................      $  4.7      $  9.3       $  7.3
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

                        METALS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

   Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded on July 3, 1996 to become a leading national value-added metals processor and distributor, to manufacture higher-value components from processed metals and to pursue the consolidation of the highly fragmented metals processing industry. Prior to its initial public offering ("IPO"), Metals USA had conducted no operations. Concurrent with the consummation of its IPO on July 11, 1997, Metals USA acquired, in separate transactions (the "Mergers") eight companies (the "Founding Companies") engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through December 31, 1999, Metals USA acquired numerous additional metal processing companies and businesses (See Note 2). Certain of the companies acquired after the IPO were accounted for using the "pooling-of-interests" method, resulting in a restatement of the Company's financial statements for all periods presented (See Note 2). References herein to the "Company" include Metals USA and its subsidiaries.

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

   INVENTORIES -- Inventories are stated at the lower of cost or market. Certain of the Company's subsidiaries use the last-in, first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. As of December 31, 1999 and 1998, approximately 20.1% and 29.5%, respectively, of the consolidated inventories were accounted for using the LIFO method of accounting.

   PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   OTHER LONG-LIVED ASSETS -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a forty-year life using the straight-line method. Other long-lived assets include deferred financing costs and other intangible assets, which are being amortized over the estimated useful life of the related borrowing or intangible asset. The Company reviews the recoverability of goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may be impaired. The Company has not recorded any impairment losses with respect to goodwill or other long-lived assets to date. The accumulated amortization of goodwill totaled $13.7 and $6.8 as of December 31, 1999 and 1998, respectively. Accumulated amortization of other assets totaled $4.1 and $2.4 as of December 31, 1999 and 1998, respectively. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $7.3, $5.9, and $1.5,
respectively. Amortization of deferred financing costs for the years ended December 31, 1999, 1998 and 1997 was $1.3, $.9, and $.1, respectively, and is included in the interest and securitization expense on the accompanying consolidated statements of operations.

   FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable and accounts payable approximate fair value. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. At December 31, 1999, the fair value of the Company's fixed rate long-term debt of $244.8 was $224.8. The carrying amount of the Company's variable rate long-term debt of $196.0 approximates fair value.

   INTEREST RATE SWAP AGREEMENTS -- The Company has entered into interest rate swap agreements to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Such agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. The differential to be paid or received as interest rates change is accounted for on the accrual method of accounting. The related amount payable or receivable from counterparties is included as an adjustment to accrued interest in other accrued liabilities. In the event of early extinguishment, any gain or loss would be recognized in income at the time of extinguishment. At December 31, 1999, the fair value of the interest rate swap agreements was $1.5.

   CONCENTRATION OF CREDIT RISK -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Additionally, the Company periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

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

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   EARNINGS PER SHARE -- The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic earnings per share ("Earnings per Share") and diluted earnings per share ("Earnings per Share -- Assuming Dilution"). Earnings per Share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share -- Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Earnings per Share -- Assuming Dilution is computed similarly to fully diluted earnings per share under previous accounting rules.

   The number of shares used in the per share calculations consists of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1999      1998      1997
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Number of shares used in computing  earnings per share
  (weighted average shares) ..........................      38.1      36.7      22.5
Effect of dilutive securities:
  Stock options ......................................        .1        .5        .4
  Convertible securities .............................        .2        .1      --
                                                            ----      ----      ----
Number of shares used in computing earnings per share
  --assuming dilution (weighted average shares) ......      38.4      37.3      22.9
                                                            ====      ====      ====

   NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, was issued and defers the adoption date to fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

2. BUSINESS COMBINATIONS

  POOLING TRANSACTIONS

   During 1997, Metals USA completed the acquisition of all the capital stock of Jeffreys Steel Company, Inc. ("Jeffreys") and Wayne Steel, Inc. ("Wayne") in business combinations accounted for as "pooling-of-interests" transactions in accordance with the requirements of Accounting Principles Board Opinion No. 16 ("APB No. 16"), BUSINESS COMBINATIONS. Jeffreys is headquartered in Mobile, Alabama, and is engaged in the processing and distribution of steel. Wayne operates as a processor and distributor of flat rolled steel and aluminum products and is headquartered in Wooster, Ohio.

   During 1998, Metals USA completed the acquisition of all the capital stock of Krohn Steel Service Center, Inc. ("Krohn") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Krohn is a processor of flat rolled steel and is headquartered in Springfield, Ohio.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. BUSINESS COMBINATIONS (CONTINUED)

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

   Subsequent to the IPO and prior to December 31, 1997, Metals USA acquired several additional companies using the "purchase" method of accounting. The aggregate consideration paid by Metals USA for these additional 1997 acquisitions was approximately $46.0 in cash, 1,564,890 shares of common stock and the assumption of indebtedness of approximately $19.0.

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

   During 1999, the Company's principal acquisitions were Southwest Steel Supply Company, Wolf Brothers Steel Service Center and Allmet Building Products. Additionally, the Company acquired the net assets of certain other businesses. The aggregate consideration paid in connection with these acquisitions was approximately $78.0 in cash, 317,283 shares of Common Stock, convertible notes of approximately $4.0 and the assumption of indebtedness of approximately $12.9.

   The Company has recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in the transactions accounted for using the "purchase" method of accounting as "goodwill" in the accompanying consolidated balance sheets.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. BUSINESS COMBINATIONS (CONTINUED)

   The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisitions completed during 1998 and 1999 and the issuance of the Notes (as defined in Note 6) occurred on January 1, 1998.

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                     1999            1998
                                                   ---------       ---------
                                                          (UNAUDITED)
   Net sales ................................      $ 1,818.4       $ 1,927.0
   Operating costs and expenses:
      Cost of sales .........................        1,337.2         1,453.2
      Operating and delivery ................          200.5           186.3
      Selling, general and administrative ...          134.9           131.6
      Depreciation and amortization .........           22.5            21.7
      Integration charge ....................            9.4            --
                                                   ---------       ---------
   Operating income .........................          113.9           134.2
   Interest expense .........................           42.2            43.4
   Other income .............................            (.7)           (1.7)
                                                   ---------       ---------
   Income before income taxes ...............           72.4            92.5
   Provision for income taxes ...............           31.0            37.7
                                                   ---------       ---------
   Net income ...............................      $    41.4       $    54.8
                                                   =========       =========
   Earnings per share .......................      $    1.09       $    1.42
                                                   =========       =========
   Earnings per share -- assuming dilution ..      $    1.08       $    1.40
                                                   =========       =========
Number of common shares used in the per share
 calculations (in millions):
Earnings per share ..........................           38.1            38.5
                                                   =========       =========
Earnings per share -- assuming dilution .....           38.4            39.1
                                                   =========       =========

   The preceding pro forma amounts reflect the results of operations of Metals USA and acquisitions completed during 1998 and 1999, assuming the transactions were completed on January 1, 1998. Additionally, the amounts shown in the table reflect (a) the reduction in certain related party lease expenses and management compensation, which has been agreed to prospectively; (b) the amortization of goodwill recorded over a forty-year estimated life, plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment; (c) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisitions, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs, as if the acquisitions occurred on January 1, 1998; (e) certain other nonrecurring expenses with respect to the acquisitions, such as expenses associated with compensation plans which were terminated in conjunction with the respective acquisitions; (f) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility (as defined in Note 6), net of the repayment of outstanding indebtedness of the Company and (g) the adjustment to the provision for federal and state income taxes for all entities being combined relating to the entries noted above and as if all entities were C Corporations.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. INVENTORIES

   Inventories consist of the following:

                                                        DECEMBER 31,
                                                     ------------------
                                                      1999        1998
                                                     ------      ------
Raw materials --
    Heavy Carbon ..............................      $113.0      $156.3
    Flat Rolled ...............................        89.8        69.4
    Specialty Metals ..........................        78.5        68.2
    Building Products .........................        17.8        12.3
                                                     ------      ------
       Total raw materials ....................       299.1       306.2
                                                     ------      ------
Work-in-process and finished goods--
    Heavy Carbon ..............................          .6          .4
    Flat Rolled ...............................        22.4        17.7
    Specialty Metals ..........................         2.7         3.5
    Building Products .........................        25.7        16.8
                                                     ------      ------
       Total work-in-process and finished goods        51.4        38.4
                                                     ------      ------
Less -- LIFO reserve ..........................        --           (.9)
                                                     ------      ------
       Total ..................................      $350.5      $343.7
                                                     ======      ======

   The replacement cost of the Company's inventory exceeded the historical cost of the inventory in 1998 and 1997, computed using the LIFO method of valuation. If the FIFO method had been used for all inventories, the carrying value would have been $344.6 at December 31, 1998. Additionally, net income would have been $39.3, $39.4, and $7.5 for the years ended December 31, 1999, 1998 and 1997, respectively.

4. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                      ESTIMATED         DECEMBER 31,
                                       USEFUL        -------------------
                                       LIVES          1999         1998
                                     ----------      ------       ------
Land ..........................            --        $ 12.5       $ 10.8
Building and improvements .....      5-40 years        79.2         63.5
Machinery and equipment .......      7-25 years       147.4        114.0
Automobiles and trucks ........      3-12 years         9.7         10.4
Construction in progress ......            --          16.7          5.5
                                                     ------       ------
                                                      265.5        204.2
Less-- Accumulated depreciation                       (42.5)       (31.0)
                                                     ------       ------
    Total .....................                      $223.0       $173.2
                                                     ======       ======

   Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $13.9, $10.5 and $4.1, respectively. Additionally, following the acquisitions of Wayne and Jeffreys, the Company revised the estimated useful lives of the depreciable assets of Wayne and Jeffreys to conform to the conventions adopted by the Founding Companies.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1999       1998
                                                                -----      -----
Accrued salaries and employee benefits .................        $13.3      $11.4
Accrued taxes, other than income .......................          3.7        2.8
Accrued interest .......................................          8.2        7.2
Accrued insurance ......................................          2.7        6.2
Accrued profit sharing .................................          1.5        2.2
Accrued integration ....................................          7.5       --
Accrued escrow .........................................          2.0        2.1
Accrued professional fees ..............................           .6         .6
Other ..................................................          9.4        7.6
                                                                -----      -----
    Total ..............................................        $48.9      $40.1
                                                                =====      =====

6. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                          ---------------------
                                                           1999           1998
                                                          ------         ------
Borrowings under the Credit Facility .............        $196.0         $270.0
8 5/8% Senior Subordinated Notes .................         200.0          200.0
Various issues of Industrial Revenue Bonds .......          24.3           26.1
Obligations under capital leases and other .......          20.5           10.5
                                                          ------         ------
                                                           440.8          506.6
Less -- Current portion ..........................          (6.1)          (4.0)
                                                          ------         ------
    Total ........................................        $434.7         $502.6
                                                          ======         ======


   Scheduled maturities of long-term debt for the years ending December 31 are as follows: 2000 -- $6.1; 2001 -- $11.5; 2002 -- $4.7; 2003 -- $202.3; 2004 --
$2.9; thereafter -- $213.3.

  BORROWINGS UNDER THE CREDIT FACILITY

   Concurrent with the IPO, the Company obtained an initial $150.0 unsecured revolving credit facility (the "Original Credit Facility") which was used to fund acquisitions, refinance certain indebtedness of the acquired companies and for general corporate and working capital requirements. In January 1998, the Company obtained a $50.0 unsecured revolving credit facility (the "Interim Credit Facility") to meet its acquisition related cash requirements pending the completion of an extension and modification of the Original Credit Facility to provide for up to $300.0 of borrowing availability. The closing of the extension and modification of the $300.0 credit facility (the "Credit Facility") on February 11, 1998 stipulated the termination of the Interim Credit Facility. On November 25, 1998 the Company further amended the Credit Facility to provide for borrowings of up to $350.0. As of December 31, 1999, the Company had $154.0 of borrowing availability under the Credit Facility.

   The Credit Facility matures in February 2003, bears interest at the bank's prime rate or LIBOR, at Metals USA's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee is payable on any unused portion of the Credit Facility. The commitment fee varies between 1/2% and 1/4% per annum, based on certain leverage ratios as defined in the agreement. The Company uses the Credit Facility to fund acquisitions, make capital expenditures, refinance debt of the companies acquired and for general working capital requirements. Borrowings under the Credit Facility are guaranteed by each of the Company's material subsidiaries (as defined) and secured by the pledge of all of the capital stock of such subsidiaries.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. LONG-TERM DEBT (CONTINUED)

   The Credit Facility requires the Company to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated net worth. At December 31, 1999, the Company had $14.8 available for the payment of dividends under the terms of the Credit Facility.

   The Company has entered into two interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the Credit Facility, thereby reducing exposure to interest rate fluctuations. At December 31, 1999, the Company had interest rate swap agreements with a notional amount of $125.0 compared to the total borrowings under the Credit Facility of $196.0. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.08% and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The weighted average LIBOR rate applicable to these agreements was 6.11% at December 31, 1999. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The weighted average variable rates are subject to change over time based on fluctuations in the 90 day LIBOR rate. Terms for the agreements expire on November 30, 2000 and December 4, 2000.

   Neither the Company nor the counterparties, which are prominent financial institutions, are required to collateralize their respective obligations under these agreements. The Company is exposed to loss if one or both of the counterparties default. At December 31, 1999, the Company had no exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

  VARIOUS ISSUES OF INDUSTRIAL REVENUE BONDS

   The Industrial Revenue Bonds (the "IRBs") are payable in installments ranging from monthly to annual with variable interest ranging from 5.50% to 6.60% per annum at December 31, 1999 and mature from March 1, 2001 to May 1, 2023. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with a net book value of $28.5 at December 31, 1999. The IRBs place various restrictions on certain of the Company's subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. LONG-TERM DEBT (CONTINUED)

ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit.

   ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

   In January 1999, the Company entered into a three-year agreement (the "Receivable Securitization Facility") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. At December 31, 1999, the Company had received $90.0 from this facility. The Company, as agent for Purchaser, retains collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company may sell additional undivided interests in new receivables to the Purchaser. The amount of the undivided interest in MRC's receivable portfolio that is sold typically will change monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At December 31, 1999, the unpurchased portion of the MRC receivable portfolio was $37.2 and is included in accounts receivable on the consolidated balance sheet.

   The Company recorded $4.9 of expense attributable to the Receivable Securitization Facility for the year ended December 31, 1999, which is included in interest and securitization expense on the consolidated statements of operations.

7. INCOME TAXES

   The components of the provision for income taxes are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                       1999      1998      1997
                                                      -----     -----     -----
Federal--
    Current .....................................     $16.4     $21.4     $ 8.7
    Deferred ....................................       7.7       3.1       (.2)
                                                      -----     -----     -----
                                                       24.1      24.5       8.5

State--
    Current .....................................       1.2       1.3       1.9
    Deferred ....................................       2.2       1.2       (.1)
                                                      -----     -----     -----
                                                        3.4       2.5       1.8

Foreign--
    Current .....................................      --          .5      --
    Deferred ....................................      --        --        --
                                                      -----     -----     -----
                                                       --          .5      --
                                                      -----     -----     -----
          Total provision .......................     $27.5     $27.5     $10.3
                                                      =====     =====     =====

   The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                        1999      1998      1997
                                                       -----     -----     -----
Federal income tax at statutory rates ............     $23.6     $23.6     $ 6.2
State income taxes, net of federal income
  tax benefit ....................................       2.2       2.2       1.2
Nondeductible expenses:
    Stock compensation ...........................      --          .3       2.1
    Amortization of goodwill .....................       1.5       1.4        .4
    Other ........................................        .2      --          .4
                                                       -----     -----     -----
                                                       $27.5     $27.5     $10.3
                                                       =====     =====     =====

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. INCOME TAXES (CONTINUED)

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                           1999         1998
                                                          ------       ------
Deferred tax assets--
    Accounts receivable ..............................    $   .8       $  1.5
    Inventories ......................................        .3          1.3
    Accrued liabilities ..............................       3.8          2.4
    Net operating loss carryforward ..................       1.4          1.6
    Deferred compensation and other ..................        .1           .1
                                                          ------       ------
       Total deferred tax assets .....................       6.4          6.9
                                                          ------       ------
Deferred tax liabilities--
    Property and equipment ...........................     (26.1)       (20.7)
    Foreign investments ..............................      (1.7)        (1.0)
    Other ............................................      (1.1)         (.7)
                                                          ------       ------
       Total deferred tax liabilities ................     (28.9)       (22.4)
Valuation allowance ..................................       (.6)         (.3)
                                                          ------       ------
       Net deferred tax assets (liabilities) .........    $(23.1)      $(15.8)
                                                          ======       ======

   A subsidiary of the Company has a net operating loss carryforward which is available to reduce the Company's future federal income taxes payable and expires in 2005. A valuation allowance has been established to offset the portion of the deferred tax asset related to the loss carryforward expected to expire before their utilization and for other deferred tax assets which the Company does not expect to realize through future operations.

8. STOCKHOLDERS' EQUITY

  COMMON STOCK AND PREFERRED STOCK

   During the first and second quarters of 1997, Metals USA issued a total of 985,500 shares of Common Stock to management of and consultants to Metals USA at a price of $.01 per share. As a result, Metals USA has recorded a non-recurring, non-cash compensation charge of $6.0 in 1997, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale, as if the Founding Companies were combined.

   On February 10, 2000, the Company announced its first quarterly dividend of $.03 per share, payable on April 10, 2000 to stockholders of record on March 17, 2000.

  RESTRICTED COMMON STOCK

   In April 1997, Notre Capital Ventures II, L.L.C. exchanged 3,122,914 shares of Common Stock for an equal number of shares of restricted voting common stock ("Restricted Common Stock"). The holder of Restricted Common Stock is entitled to elect one member of Metals USA's Board of Directors and to .55 of one vote for each share held on all other matters on which they are entitled to vote.

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

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. STOCKHOLDERS' EQUITY (CONTINUED)

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

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. STOCK BASED COMPENSATION (CONTINUED)

   The following is a summary of stock option activity:


                                          WEIGHTED
                                          AVERAGE
                                        "FAIR VALUE"                OPTIONS FOR
                                         PER SHARE      WEIGHTED     SHARES OF
                                         OF OPTIONS  AVERAGE PRICE    COMMON
                                          GRANTED      PER SHARE      STOCK
                                         ----------  -------------  ----------
    Balance, January 1, 1997 .........                                130,551
    Granted in connection with the IPO   $     6.30   $    10.00    2,131,024
    Granted to directors .............         6.30        10.00       40,000
    Granted ..........................         8.22        14.41      952,683
    Exercised ........................                                   --
    Canceled or expired ..............                                   --
                                                                   ----------
    Balance, December 31, 1997........                              3,254,258

    Granted to directors .............        13.08        19.25       20,000
    Granted ..........................        10.26        15.50      843,464
    Exercised ........................         6.30        10.00      (25,392)
    Canceled or expired ..............         7.16        11.66     (123,680)
                                                                   ----------
    Balance, December 31, 1998........                              3,968,650

    Granted to directors .............         6.56        10.81       40,000
    Granted ..........................         5.71         9.49      701,500
    Exercised ........................         6.55         8.45      (31,539)
    Canceled or expired ..............         9.39        14.30     (305,199)
                                                                   ----------
    Balance, December 31, 1999 .......                              4,373,412
                                                                   ==========

   At December 31, 1999, exercisable options for shares of Common Stock were 1,550,441 at a weighted average price of $11.49 per share.

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

                                                      DECEMBER 31,
                                                    ----------------
                                                     1999     1998
                                                    -------  -------
            Risk free rate of return .............    6.21%    5.91%
            Expected price volatility ............   48.06%   46.06%
            Expected dividend yield ..............    --       --
            Expected life of the option (in years)     7.5      7.5

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

                                                                             YEARS ENDED DECEMBER 31,
                                                                            --------------------------
                                                                             1999      1998      1997
                                                                            ------    ------    ------
Net income as reported ..................................................   $ 39.8    $ 40.0    $  7.5
Estimated "fair value" of stock options vesting during the period, net of
    federal income tax benefit ..........................................     (3.3)     (3.4)     (1.1)
                                                                            ------    ------    ------
Adjusted net income .....................................................   $ 36.5    $ 36.6    $  6.4
                                                                            ======    ======    ======
Adjusted earnings per share .............................................   $  .96    $ 1.00    $  .28
                                                                            ======    ======    ======
Adjusted earnings per share-- assuming dilution .........................   $  .95    $  .98    $  .28
                                                                            ======    ======    ======
Number of common shares used in the per share calculations:
        Adjusted earnings per share .....................................     38.1      36.7      22.5
                                                                            ======    ======    ======
        Adjusted earnings per share-- assuming dilution .................     38.4      37.3      22.9
                                                                            ======    ======    ======

10.   INTEGRATION CHARGE

   On September 8, 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge are $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. These changes will affect less than 5% of the Company's workforce. The following schedule sets forth by segment the Integration Charge recorded in the third quarter and the incurred costs as of December 31,1999.

                                                        INTEGRATION    COSTS
                                                          CHARGE      INCURRED
                                                        -----------   --------
Heavy Carbon .................................             $3.0         $ .4
Flat Rolled ..................................               .8          --
Specialty Metals .............................              3.0          1.4
Building Products ............................              2.6           .1
                                                           ----         ----
  Total ......................................             $9.4         $1.9
                                                           ====         ====

   The Company expects to incur approximately $1.0 to $2.0 during each of the next three quarterly reporting periods with respect to the personnel related costs. Approximately $4.0 of facility integration costs will occur at various times over the next three quarterly reporting periods of which, approximately $3.0, attributable to Heavy Carbon and Building Products, are expected to occur during the third quarter of 2000. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed. In aggregate, adjustments for estimates for costs incurred through December 31, 1999 were less than $.1. Approximately $1.0 of the costs incurred result from negotiated settlements with respect to certain employment contracts that are to be paid over a three to five year period. These amounts were reclassified from the Integration Charge to other accrued liabilities at December 31, 1999.

11.   SEGMENT AND RELATED INFORMATION

   The Company has four reportable segments with each segment processing and distributing distinct products for different customer bases. Each segment is managed by a product segment team focused on improving and expanding segment operations. The four segments are: Heavy Carbon, Flat Rolled, Specialty Metals and Building Products.

- HEAVY CARBON consists of forty-three facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing and provide processing services to their customers, such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length and T-splitting.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.   SEGMENT AND RELATED INFORMATION (CONTINUED)

- FLAT ROLLED consists of sixteen facilities that maintain an inventory of cold rolled and hot rolled steel products and provide processing services for their customers such as slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

- SPECIALTY METALS consists of twenty-six facilities that concentrate on specialty metals such as aluminum, stainless steel, titanium, copper, nickel and tool steels. Processing services provided to customers include cutting, leveling, punching, bending, shearing and cut-to-length.

- BUILDING PRODUCTS consists of sixty-eight facilities that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

   The accounting policies of the reportable segments are the same as those described in Note 1 of "Notes to Consolidated Financial Statements." The Company evaluates the performance of its operating segments based on operating income.

   The following table shows summarized financial information concerning the Company's reportable segments.

                                                 AS OF AND FOR THE FISCAL YEARS ENDED
                                                             DECEMBER 31,
                                    ----------------------------------------------------------------
                                                                                CORPORATE,
                                      HEAVY               SPECIALTY  BUILDING  ELIMINATIONS
                                     CARBON   FLAT ROLLED  METALS    PRODUCTS   AND OTHER    TOTAL
                                    --------  ----------- ---------  --------  ------------ --------
1999:
    Net sales ...................   $  680.6   $  591.0   $  383.7   $  126.7   $  (36.6)   $1,745.4
    Operating income (loss) .....       51.0       38.3       17.6       10.4      (10.7)      106.6
    Total assets ................      280.9      256.5      152.1      118.0      241.8     1,049.3
    Capital expenditures ........       15.4       11.8        4.5        2.6         .9        35.2
    Depreciation and amortization        7.8        4.3        2.7        2.0        4.4        21.2

1998:
    Net sales ...................   $  598.8   $  445.4   $  371.2   $   93.4   $  (10.0)   $1,498.8
    Operating income (loss) .....       46.1       25.8       27.3        9.3      (11.7)       96.8
    Total assets ................      367.9      214.1      168.9       82.7      192.8     1,026.4
    Capital expenditures ........       11.9        8.2        3.4        1.7         .1        25.3
    Depreciation and amortization        5.6        2.8        2.4        1.4        4.2        16.4

1997:
    Net sales ...................   $  234.2   $  237.8   $   41.5   $   24.1   $   --      $  537.6
    Operating income (loss) .....       13.0       13.9        3.7        2.4      (10.7)       22.3
    Total assets ................      133.1      120.7       75.5       35.2      114.6       479.1
    Capital expenditures ........        4.8       12.1        1.0         .5         .3        18.7
    Depreciation and amortization        2.6        1.2         .4         .3        1.1         5.6


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

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.   SEGMENT AND RELATED INFORMATION (CONTINUED)

   The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated operations. Foreign sales represent less than 2% of consolidated sales and the Company has no long-lived assets in any foreign country.

   The Company has a broad customer base within the United States with no single customer being significant to consolidated operations.

12.   EMPLOYEE BENEFIT PLANS

  PROFIT-SHARING PLANS

   The Company established the Metals USA, Inc. 401(k) Plan on June 1, 1998 to provide a standardized defined contributions savings plan (the "Plan") for employees. Participants are eligible for the Plan after completing six full calendar months of service. Participants' employer contributions vest at varying rates, ranging from full vesting upon participation to vesting that begins after one year of service and are fully vested after four years. The Company's contributions consist of a matching contribution of 50%, up to 6% of the eligible employee's contribution. The Plan allows the employee to contribute up to 15% of their eligible compensation.

   The Company established the Metals USA, Inc. Union 401(k) Plan on October 1, 1998 to provide a standard defined contributions savings plan for all employees covered under the terms of a collective bargaining agreement (the "Union Plan"). The employer is not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement. These contributions will generally vest from four to seven years, as specified by the terms of the applicable collective bargaining agreement. The Union Plan allows the employee to contribute up to 15% of their eligible compensation.

   Certain subsidiaries provided various defined contributions plans for their employees prior to being acquired by Metals USA, Inc. Contributions for the profit-sharing portion of these plans, prior to the inception of the Plan and the Union Plan, were at the discretion of the individual subsidiaries' board of directors. The benefit plans of acquired companies are merged into the Plan as soon as practicable.

   The aggregate contributions to the Plans were $3.4, $2.8, and $.9 for the years ended December 31, 1999, 1998 and 1997, respectively.

  LEVERAGED ESOP ARRANGEMENT

   Under the provisions of an employee stock ownership plan ("ESOP") and its related trust, Jeffreys made annual contributions to the ESOP which were invested in stock of Jeffreys and other qualifying securities for the benefit of Jeffreys' employees. The ESOP provided for Jeffreys' purchases of employee shares to be paid in cash and with the issuance of a note payable. Effective September 26, 1997, the participation was frozen. Concurrent with the merger with Metals USA, ESOP shares were exchanged for shares of Metals USA common stock. The following reflects the equivalent shares of Metals USA common stock that were issued in connection with the acquisition of Jeffreys.

   Jeffreys' ESOP held 434,616 shares of stock prior to the purchase of 735,384 shares of outstanding stock from a majority stockholder for $5.31 per share. The ESOP borrowed the funds to purchase such stock and Jeffreys guaranteed the repayment of this loan. Jeffreys repaid this loan, plus interest, through deductible contributions to the plan. As Jeffreys made contributions to the plan, which reduced the principal on the note, the plan released the corresponding shares related to the reduction in the note principal. At the point when these shares were no longer specifically secured by the note payable, they were allocated to the individual participants of the plan and considered earned by those employees at that time. Jeffreys accounted for its ESOP in accordance with Statement of Position 93-6 ("SOP 93-6"), EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. Accordingly, the debt of the ESOP was recorded as long-term debt and the shares pledged as collateral were reported as unearned compensation. As shares were released from collateral, Jeffreys reported compensation expense equal to estimated market price of the shares at that time. ESOP share compensation expense was $2.6 and $.4 for the years ended December 31, 1998 and 1997, respectively.

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.   EMPLOYEE BENEFIT PLANS (CONTINUED)

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

   The activity relating to the ESOP shares was as follows:

                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                               1998          1997
                                            ----------    ----------
    Allocated shares at beginning of year      882,804       795,639
    Shares deemed released for the period      287,196        87,165
    Shares sold .........................     (125,000)         --
    Shares distributed to employees .....   (1,045,000)         --
    Unallocated shares ..................         --         287,196
                                            ----------    ----------
        Total ESOP shares ...............         --       1,170,000
                                            ==========    ==========

   In accordance with SOP 93-6, additional paid-in capital was adjusted whenever the market value of the shares released was more or less than the cost of the shares released. The increase in additional paid-in capital attributable to this difference in market value and cost was $2.1 for the year ended December 31, 1998.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                1999     1998     1997
                                               ------   ------   ------
Supplemental cash flow information:
  Cash paid for interest ...................   $ 38.0   $ 23.7   $  5.1
  Cash paid for income taxes ...............     24.3     29.7      5.5

Non-cash investing and financing activities:
  Acquisition of businesses:
  Fair value of assets acquired ............   $124.2   $465.3   $364.3
  Consideration given:
    Cash paid ..............................     77.9    198.3     73.8
    Stock issued ...........................      2.1     73.5     98.7
    Notes issued ...........................      4.0      3.6     --
                                               ------   ------   ------
  Liabilities assumed ......................   $ 40.2   $189.9   $191.8
                                               ======   ======   ======

14.   COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE AGREEMENTS

   The Company's minimum lease obligations under certain long-term non-cancelable lease agreements for office space, warehouse space and equipment are as follows: 2000 -- $14.2; 2001 -- $12.4; 2002 -- $9.1; 2003 -- $7.0; 2004
-- $5.4; thereafter -- $23.7.

   The Company recorded approximately $15.8, $10.1, and $3.2 in rent expense during the years ended December 31, 1999, 1998 and 1997, respectively, under operating leases. Certain of these leases are with affiliated individuals and companies (see Note 15).

                        METALS USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

  CONTINGENCIES

   The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

15.   RELATED-PARTY TRANSACTIONS

   Transactions with directors, executive officers, principal shareholders or affiliates of the Company must be at terms that are no less favorable to the Company than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.

   In connection with the Mergers and certain of the subsequent acquisitions, subsidiaries of the Company have entered into a number of lease arrangements for facilities and equipment. These lease arrangements are for periods ranging from 10 to 20 years. Payments under these lease arrangements with respect to years ended December 31, 1999, 1998 and 1997 were $3.2, $3.1, and $1.4, respectively. Future commitments in respect of these leases are included in the schedule of minimum lease payments in Note 14.

   At December 31, 1999 and 1998 the aggregate principal amount of related-party notes receivable held by the Company were $.6 and $.7, respectively. Interest accrues on the notes at rates ranging from 7.5% to 8.0% per annum. The notes call for regular periodic payments of principal and interest and mature at varying dates through March 1, 2007. The notes are secured by liens on specific assets of the affiliates and personal guarantees of the individuals. As of December 31, 1999, the notes were current as to payment terms.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Summarized quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:

                                                      THREE MONTHS ENDED
                                        ----------------------------------------------
                                        MARCH 31   JUNE 30  SEPTEMBER 30   DECEMBER 31
                                        --------   -------  ------------   -----------
1999:
  Net sales ........................    $ 422.4    $ 435.7    $ 444.0        $ 443.3
  Operating income .................       27.6       29.1       21.2           28.7
  Net income .......................       10.7       11.8        6.6           10.7
  Earnings per share -- assuming
    dilution (1) ...................        .28        .31        .17            .28

1998:
  Net sales ........................    $ 278.5    $ 377.2    $ 438.4        $ 404.7
  Operating income .................       16.8       25.3       27.2           27.5
  Net income .......................        7.2       12.2       10.4           10.2
  Earnings per share -- assuming
    dilution (1) ...................        .21        .32        .27            .27

-------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

                                METALS USA, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   P A R T III

   Information required under Part III (Items 10, 11, 12 and 13) has been omitted from this report, since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors.

                                   P A R T IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   INDEX TO FINANCIAL STATEMENTS

      1.    FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

            The Index to the Financial Statements is included on page 23 of this report and is incorporated herein by reference.

      2.    FINANCIAL STATEMENT SCHEDULES:

            Report of Independent Public Accountants on Supplementary Data.

            Schedule II -- Valuation and Qualifying Accounts.

            All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(b)   REPORTS ON FORM 8-K

      None.

(c)   EXHIBITS

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 48), which index is incorporated herein by reference.

                                METALS USA, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTARY DATA


To Metals USA, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Metals USA, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 10, 2000, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
February 10, 2000





                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        UTILIZATION
                                     BALANCE   AMOUNT      OF
                                       AT      CHARGED   RESERVE            BALANCE
                                    BEGINNING    TO      (NET OF            AT END
          DESCRIPTION                OF YEAR   EXPENSE  RECOVERIES)  OTHER  OF YEAR
-----------------------------------------------------------------------------------
Year Ended December 31, 1999
   Allowance for doubtful
     accounts ...................    $7.1      $1.4      $(2.9)     $ .6 (1) $6.2
   Integration Charge ...........     --        9.4        (.9)     (1.0)(2)  7.5

Year Ended December 31, 1998
   Allowance for doubtful
     accounts ...................     3.6       1.7        (.5)      2.3 (1)  7.1

Year Ended December 1997
   Allowance for doubtful
     accounts ...................      .3        .6       --         2.7 (1)  3.6

   (1) Represents aggregate increase in the beginning balances arising from acquired businesses during the year.

   (2) Reclassifications resulting from negotiated settlements with respect to certain employment contracts that are to be paid over a three to five year period. These amounts were reclassified from the Integration Charge accrual to other accrued liabilities at December 31, 1999.

                                METALS USA, INC.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                   METALS USA, INC.

                                   By: /s/ J. MICHAEL KIRKSEY
                                       ---------------------------
                                           J. Michael Kirksey,
                                           Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

            SIGNATURE                              TITLE

        /s/ J. MICHAEL KIRKSEY         Chief Executive Officer, President and
------------------------------------   Director
            J. Michael Kirksey

        /s/ KEITH E. ST. CLAIR         Senior Vice President and Chief Financial
------------------------------------   Officer
            Keith E. St. Clair

        /s/ TERRY L. FREEMAN           Vice President, Corporate Controller and
------------------------------------   Chief Accounting Officer
            Terry L. Freeman

           STEVEN S. HARTER*           Director

         ARNOLD W. BRADBURD*           Chairman of the Board and Director

              MARK ALPER*              Director

           A. LEON JEFFREYS*           Director

         PATRICK A. NOTESTINE*         Director

          THOMAS J. SHAPIRO*           Director

          RICHARD A. SINGER*           Director

         LESTER G. PETERSON*           Director

          CRAIG R. DOVEALA*            Director

          T. WILLIAM PORTER*           Director

         RICHARD H. KRISTINIK*         Director

           TOMMY E. KNIGHT*            Director

           FRANKLIN MYERS*             Director

           WILLIAM L. TRANSIER*        Director

*By:       /s/ J. MICHAEL KIRKSEY      Director
     -------------------------------
               J. Michael Kirksey
               Attorney-in-Fact

                                INDEX OF EXHIBITS

      EXHIBIT
      NUMBER                              DESCRIPTION
      -------                             -----------

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

        10.3       -- Form of Employment Agreement between the Company and J.
                      Michael Kirksey, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.4       -- Form of Employment Agreement between the Company and
                      John A. Hageman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.5       -- Form of Employment Agreement between the Company and
                      Terry L. Freeman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.6       -- Form of Employment Agreement between the Company and
                      Keith E. St. Clair, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.

        10.7       -- Form of Founders' Employment Agreement between
                      Interstate Steel Supply Company of Maryland and Interstate Steel Processing Company and Arnold W. Bradburd, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.8       -- Form of Founders' Employment Agreement between Steel
                      Service Systems, Inc. and Craig R. Doveala, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

      EXHIBIT
      NUMBER                              DESCRIPTION
      -------                             -----------
        10.9       -- Form of Founders' Employment Agreement between
                      Queensboro Steel Corporation and Mark Alper, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.10      -- Form of Founders' Employment Agreement between
                      Uni-Steel, Inc. and Richard A. Singer, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.11      -- Form of Founders' Employment Agreement between Williams
                      Steel & Supply Co., Inc. and Lester G. Peterson, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.12      -- Form of Founders' Employment Agreement between
                      Affiliated Metals Company and Patrick A. Notestine, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

        10.13      -- Form of Employment Agreement between Jeffreys Steel
                      Company, Inc. and Leon Jeffreys, Incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-35575 dated February 20, 1998.

        10.14      -- Amended and Restated Credit Agreement dated February
                      11, 1998, by and among the Company and The First National Bank of Chicago, as agent, (the "Credit Facility") incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-35575 dated February 20, 1998.

        10.15      -- Receivables Purchase Agreement dated January 21, 1999,
                      by and among Metals Receivables Corporation, (a wholly owned subsidiary of the Company) and Falcon Asset Securitization Corporation and The First National Bank of Chicago as agent incorporated by reference to the Company's Annual Report on Form 10-K dated March 29, 1999.

        10.16      -- Amendment No. 1 to the Credit Facility dated November
                      25, 1998, by and among the Company and The First National Bank of Chicago as agent incorporated by reference to the Company's Annual Report on Form 10-K dated March 29, 1999.

        21+        -- List of subsidiaries of the Company

        23.1+      -- Consent of Arthur Andersen LLP

        27+        -- Financial Data Schedule

---------
+ Included with this filing.