Form 10-Q
period 2000-03-31
METALS USA INC
filed 2000-05-12
CIK 1038363

================================================================================


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Number of shares of common stock outstanding at May 9, 2000: 36,590,272

================================================================================

                                METALS USA, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                             PAGE
                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS

      Consolidated Balance Sheets at March 31, 2000 (Unaudited) and
        December 31, 1999..................................................    2
      Unaudited Consolidated Statements of Operations for the three months
        Ended March 31, 2000 and 1999......................................    3
      Unaudited Consolidated Statements of Cash Flows for the three months
        Ended March 31, 2000 and 1999......................................    4
      Condensed Notes to Unaudited Consolidated Financial Statements.......    5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................  10

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings................................................  15
Item 5.    Other Information................................................  15
Item 6.    Exhibits and Reports on Form 8-K.................................  15
Signatures   ...............................................................  16

                        METALS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                          MARCH 31,   DECEMBER 31,
                                                                            2000         1999
                                                                         ----------   -----------
                                                                         (UNAUDITED)
                                        ASSETS
Current Assets:
      Cash and cash equivalents .....................................    $      6.6   $      4.7
      Accounts receivable, net of allowance of $6.9 and $6.2,
        respectively ................................................         175.6        128.9
      Inventories ...................................................         402.6        350.5
      Prepaid expenses and other ....................................          10.6         15.4
      Deferred income taxes .........................................           6.5          6.4
                                                                         ----------   ----------
           Total current assets .....................................         601.9        505.9
      Property and equipment, net ...................................         236.1        223.0
      Goodwill, net .................................................         304.5        305.4
      Other assets, net .............................................          14.5         15.0
                                                                         ----------   ----------
                Total assets ........................................    $  1,157.0   $  1,049.3
                                                                         ==========   ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..............................................    $    197.3   $    145.5
      Accrued liabilities ...........................................          39.9         48.9
      Current portion of long-term debt .............................           8.4          6.1
      Income taxes payable ..........................................           3.3       --
                                                                         ----------   ----------
           Total current liabilities ................................         248.9        200.5
      Long-term debt, less current portion ..........................         493.1        434.7
      Deferred income taxes .........................................          29.6         29.5
      Other long-term liabilities ...................................           4.7          5.2
                                                                         ----------   ----------
           Total liabilities ........................................         776.3        669.9
                                                                         ----------   ----------
      Commitments and contingencies
      Stockholders' equity:
      Preferred stock, $.01 par, 5,000,000 shares authorized, none
        issued ......................................................        --           --
      Common stock, $.01 par, 203,122,914 shares authorized,
        38,516,415 shares issued ....................................            .4           .4
      Additional paid-in capital ....................................         263.7        263.7
      Retained earnings .............................................         129.9        119.8
      Treasury stock - 1,591,643 and 461,450 shares, respectively, at
        cost ........................................................         (13.3)        (4.5)
                                                                         ----------   ----------
           Total stockholders' equity ...............................         380.7        379.4
                                                                         ----------   ----------
                Total liabilities and stockholders' equity ..........    $  1,157.0   $  1,049.3
                                                                         ==========   ==========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ---------    ---------
Net sales .................................................   $   523.8    $   422.4
Operating costs and expenses:
      Cost of sales .......................................       392.6        314.5
      Operating and delivery ..............................        56.2         44.4
      Selling, general and administrative .................        38.5         31.0
      Depreciation and amortization .......................         6.3          4.9
                                                              ---------    ---------
Operating income ..........................................        30.2         27.6

Other (income) expense:
      Interest and securitization expense .................        11.5          9.6
      Other (income) expense, net .........................         (.4)         (.1)
                                                              ---------    ---------
Income before income taxes ................................        19.1         18.1
Provision for income taxes ................................         7.9          7.4
                                                              ---------    ---------
Net income ................................................   $    11.2    $    10.7
                                                              =========    =========
Earnings per share ........................................   $     .30    $     .28
                                                              =========    =========
Earnings per share -- assuming dilution ...................   $     .30    $     .28
                                                              =========    =========
Number of common shares used in the per share calculations:

      Earnings per share ..................................        37.5         38.2
                                                              =========    =========
      Earnings per share -- assuming dilution .............        37.9         38.4
                                                              =========    =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                              2000         1999
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .......................................................   $    11.2    $    10.7
      Adjustments to reconcile net income to net cash provided by
        (used in) operating activities --
        Provision for bad debts ........................................         1.0          1.0
        Depreciation and amortization ..................................         6.3          4.9
        Changes in operating assets and liabilities, net of acquisitions and non-cash transactions --
           Accounts receivable .........................................       (55.7)       (21.3)
           Inventories .................................................       (48.4)        17.6
           Prepaid expenses and other assets ...........................         2.8          4.5
           Accounts payable and accrued liabilities ....................        42.1        (11.2)
           Income taxes payable ........................................         3.3          1.6
        Other operating ................................................          .3           .5
                                                                           ---------    ---------
             Net cash (used in) provided by operating activities .......       (37.1)         8.3
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from securitization of receivables ......................        10.0         87.0
      Purchases of property and equipment ..............................       (12.6)        (6.3)
      Purchase of businesses, net of acquired cash .....................        (8.6)       (14.3)
      Other investing ..................................................          .2           .4
                                                                           ---------    ---------
             Net cash (used in) provided by investing activities .......       (11.0)        66.8
                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) on revolving credit facilities .......        58.3        (77.5)
      Net repayments on long-term debt .................................         (.4)         (.5)
      Purchase of treasury stock .......................................        (7.8)        --
      Other financing ..................................................         (.1)         (.2)
                                                                           ---------    ---------
             Net cash provided by (used in) financing activities .......        50.0        (78.2)
                                                                           ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .........................................................         1.9         (3.1)
CASH AND CASH EQUIVALENTS, beginning of period .........................         4.7          9.3
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ...............................   $     6.6    $     6.2
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

                        METALS USA, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

      Metals USA, Inc., a Delaware corporation ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor and distributor. Through March 31, 2000, Metals USA has acquired numerous metal processing and distributing companies. Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company."

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

      The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the most recent annual report to stockholders filed with the Securities and Exchange Commission on Form 10-K ("Form 10-K"). Any capitalized terms used but not specifically defined herein have the same meaning given to them in the Form 10-K.

      USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the last twelve months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

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

      The number of shares used in the per share calculations consists of the following:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ---------------------
                                                                   2000        1999
                                                                 ---------   ---------
                                                                     (IN MILLIONS)
Number of shares used in computing earnings per share
  (weighted-average shares) ..................................        37.5        38.2
Effect of dilutive securities:
Stock options ................................................        --          --
Convertible securities .......................................          .4          .2
                                                                 ---------   ---------
Number of shares used in computing earnings per share --
  assuming dilution (weighted-average shares) ................        37.9        38.4
                                                                 =========   =========

3.    INVENTORIES

      Inventories consist of the following:

                                                             MARCH 31,   DECEMBER 31,
                                                               2000         1999
                                                             ---------   ------------
     Raw materials --                                       (UNAUDITED)
        Plates and Shapes ................................   $   126.2   $      113.0
        Flat Rolled ......................................        87.0           63.1
        Specialty Metals .................................       112.4          105.2
        Building Products ................................        23.5           17.8
                                                             ---------   ------------
           Total raw materials ...........................       349.1          299.1
                                                             ---------   ------------
      Work-in-process and finished goods --
        Plates and Shapes ................................          .8             .6
        Flat Rolled ......................................        17.1           14.8
        Specialty Metals .................................        12.0           10.3
        Building Products ................................        23.6           25.7
                                                             ---------   ------------
           Total work-in-process and finished goods ......        53.5           51.4
                                                             ---------   ------------
      Less -- LIFO reserve ...............................        --             --
                                                             ---------   ------------
           Total .........................................   $   402.6   $      350.5
                                                             =========   ============

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                         MARCH 31,    DECEMBER 31,
                                                           2000           1999
                                                         ---------    ------------
                                                        (UNAUDITED)
   Borrowings under the Credit Facility ..............   $   263.5    $      196.0
   8 5/8% Senior Subordinated Notes ..................       200.0           200.0
   Industrial Revenue Bonds (various issues) .........        24.2            24.3
   Obligations under capital leases and other ........        13.8            20.5
                                                         ---------    ------------
                                                             501.5           440.8
   Less -- Current portion ...........................        (8.4)           (6.1)
                                                         ---------    ------------
      Total ..........................................   $   493.1    $      434.7
                                                        ==========    ============

      The Credit Facility provides for up to $350.0 of borrowings, matures in February 2003, and bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the three months ended March 31, 2000 was 7.82%. At March 31, 2000, $86.5 was available to the Company under the Credit Facility. At March 31, 2000, the Company had $3.8 available for the payment of dividends under the terms of the Credit Facility. As of May 9, 2000, the Company had outstanding borrowings of $302.5 and $47.5 was available for use under this facility.

      The Notes mature on February 15, 2008. They are guaranteed by substantially all of the Company's current and future subsidiaries and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments and mergers and acquisitions of subsidiaries.

      The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to the Receivable Securitization Facility is $100.0. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At March 31, 2000, the unpurchased portion of the MRC receivable portfolio was $69.0 and is included in accounts receivable on the consolidated balance sheet. The Company recorded $1.5 and $.9 of expense attributable to the Receivable Securitization Facility for the three months ended March 31, 2000 and 1999, respectively, which is included in interest and securitization expense on the consolidated statements of operations.

5.    COMMITMENTS AND CONTINGENCIES

      From time to time, the Company may be involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

6.    STOCKHOLDERS' EQUITY

      In April 1999, the Board of Directors approved the use of up to $25.0 for the purchase of the Company's Common Stock. Shares may be purchased in open market or privately negotiated transactions. During the three months ended March 31, 2000, the Company repurchased 1,130,193 shares.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

      On February 10, 2000, the Company announced its first quarterly dividend of $.03 per share, payable on April 10, 2000 to stockholders of record on March 17, 2000.

7.    INTEGRATION CHARGE

      In September 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge were $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. These changes will affect less than 5% of the Company's workforce. The following schedule sets forth the incurred costs by segment as of March 31, 2000.

       Plates and Shapes .......................................     $      .5
       Flat Rolled .............................................          --
       Specialty Metals ........................................           1.8
       Building Products .......................................            .2
                                                                     ---------
         Total .................................................     $     2.5
                                                                     =========

      The Company expects to incur approximately $1.0 to $2.0 during each of the next two quarterly reporting periods with respect to the personnel related costs. Approximately $4.0 of facility integration costs will occur at various times over the next two quarterly reporting periods, of which, approximately $3.0, attributable to Plates and Shapes and Building Products are expected to occur during the third quarter of 2000. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed.

8.    ACQUISITIONS

      During February 2000, the Company acquired the net assets of Gibraltar Steel's flat rolled processing operations in Chattanooga, Tennessee for cash consideration of approximately $7.8 and the assumption of indebtedness of approximately $2.8.

9.    SEGMENT AND RELATED INFORMATION

      The Company has four reportable segments with each segment processing and distributing distinct products for different customer bases. Each segment is managed by a product segment team focused on improving and expanding operations. The four operating segments are: Plates and Shapes, Flat Rolled, Specialty Metals and Building Products. The Company has made certain changes among its product segments subsequent to year end; accordingly, amounts shown for 1999 have been restated to conform to the 2000 presentation.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

      The following table shows summarized financial information concerning the Company's reportable segments.

                                                          AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------------------
                                            PLATES AND                 SPECIALTY   BUILDING   CORPORATE
                                              SHAPES     FLAT ROLLED     METALS    PRODUCTS   AND OTHER     TOTAL
                                            ----------   -----------   ---------   --------   ---------    --------
   2000:
      Net sales .........................   $    202.3   $     147.2   $   147.4   $   37.0   $   (10.1)   $  523.8
      Operating income (loss) ...........         18.1           7.3         7.0        1.2        (3.4)       30.2
      Total assets ......................        298.1         231.3       230.9      127.1       269.6     1,157.0
      Capital expenditures ..............          5.5           1.5         2.7        1.8         1.1        12.6
      Depreciation and amortization .....          2.1           1.1         1.0         .7         1.4         6.3

   1999:

      Net sales .........................   $    159.8   $     102.0   $   140.6   $   26.0   $    (6.0)   $  422.4
      Operating income (loss) ...........         14.0           6.3         8.3        1.3        (2.3)       27.6
      Total assets ......................        300.0         121.9       210.3       83.0       236.5       951.7
      Capital expenditures ..............          3.2           1.1         1.5         .4          .1         6.3
      Depreciation and amortization .....          1.8            .6         1.0         .5         1.0         4.9

10.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Supplemental cash flow information:

Cash paid for interest ...................................   $   15.0   $   13.0
Cash paid for income taxes ...............................       --          2.0
Non-cash investing and financing activities:
  Treasury stock acquired in exchange for cash
     surrender value of certain life insurance contracts .   $    1.0   $   --
  Acquisition of businesses:
     Fair value of assets acquired .......................   $   12.3   $   17.1
     Consideration given:
       Cash paid .........................................        7.8       14.9
       Stock issued ......................................       --         --
       Notes issued ......................................       --         --
                                                             --------   --------
     Liabilities assumed .................................   $    4.5   $    2.2
                                                             ========   ========

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS -- THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

                                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------------------------
                                                        2000           %              1999            %
                                                  --------------   ---------     --------------   ---------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
   Net sales .................................... $        523.8       100.0%    $        422.4       100.0%
      Operating costs and expenses:
      Cost of sales .............................          392.6        75.0%             314.5        74.5%
      Operating and delivery ....................           56.2        10.7%              44.4        10.5%
      Selling, general and administrative .......           38.5         7.4%              31.0         7.3%
      Depreciation and amortization .............            6.3         1.1%               4.9         1.2%
                                                  --------------   ---------     --------------   ---------
   Operating income .............................           30.2         5.8%              27.6         6.5%
      Interest and securitization expense .......           11.5         2.2%               9.6         2.3%
      Other (income) expense, net ...............            (.4)        (.1)%              (.1)        -- %
                                                  --------------   ---------     --------------   --------
   Income before income taxes ................... $         19.1         3.7%    $         18.1         4.2%
                                                  ==============   =========     ==============   =========

      NET SALES. Net sales increased $101.4 million, or 24.0%, from $422.4 million for the three months ended March 31, 1999 to $523.8 million for the three months ended March 31, 2000. The increase in net sales was principally due to increased shipments in substantially all product lines, except for the aerospace related businesses.

      COST OF SALES. Cost of sales increased $78.1 million, or 24.8%, from $314.5 million for the three months ended March 31, 1999, to $392.6 million for the three months ended March 31, 2000. The increase in cost of sales was principally due to the increased shipments described above. As a percentage of net sales, cost of sales increased from 74.5% for the three months ended March 31, 1999 to 75.0% for the three months ended March 31, 2000. This percentage increase was primarily due to higher cost of raw materials.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      OPERATING AND DELIVERY. Operating and delivery expenses increased $11.8 million, or 26.6%, from $44.4 million for the three months ended March 31, 1999 to $56.2 million for the three months ended March 31, 2000. The increase in operating and delivery expenses was principally due to the increased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 10.5% for the three months ended March 31, 1999 to 10.7% for the three months ended March 31, 2000. This percentage increase was primarily due to increased costs of the additional distribution facilities of the Building Products Group.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $7.5 million, or 24.2%, from $31.0 million for the three months ended March 31, 1999 to $38.5 million for the three months ended March 31, 2000. This increase in selling, general and administrative expenses was primarily attributable to the increased product shipments described above and, to a lesser extent, increased spending on technology initiatives. As a percentage of net sales, selling, general and administrative expenses were essentially unchanged as the percentage increased from 7.3% for the three months ended March 31, 1999 to 7.4% for the three months ended March 31, 2000

      OPERATING INCOME. Operating income increased $2.6 million, or 9.4%, from $27.6 million for the three months ended March 31, 1999 to $30.2 million for the three months ended March 31, 2000. The increase in operating income was attributable to higher product shipments. As a percentage of net sales, operating income decreased from 6.5% for the three months ended March 31, 1999 to 5.8% for the three months ended March 31, 2000. This percentage decrease was primarily due to higher cost of raw materials during the three months ended March 31, 2000.

      INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $1.9 million, or 19.8%, from $9.6 million for the three months ended March 31, 1999 to $11.5 million for the three months ended March 31, 2000. The increase in interest expense was primarily due to increased borrowings attributable to the increased working capital required to support the increased sales and the debt assumed and the cash portion of the purchase price paid in connection with acquisitions completed in 1999.

      OTHER (INCOME) EXPENSE. Other (income) expense decreased $0.3 million, from $(.1) million for the three months ended March 31, 1999 to $(.4) million for the three months ended March 31, 2000.

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

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 SEGMENT RESULTS -- THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

      The Company has made certain changes among its product segments subsequent to year end; accordingly, amounts shown for 1999 have been restated to conform to the 2000 presentation.

                                                          THREE MONTHS ENDED MARCH 31,
                           -------------------------------------------------------------------------------------------
                                                OPERATING               OPERATING
                            NET                 COSTS AND                INCOME                   CAPITAL
                           SALES        %       EXPENSES        %        (LOSS)         %       EXPENDITURES      %
                           ------     -----     ---------     -----     ---------     -----     ------------    -----
2000:                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
Plates and Shapes ......   $202.3      38.6%    $   184.2      37.3%    $    18.1      59.9%    $        5.5     43.7%
Flat Rolled ............    147.2      28.1%        139.9      28.3%          7.3      24.2%             1.5     11.9%
Specialty Metals .......    147.4      28.1%        140.4      28.4%          7.0      23.2%             2.7     21.4%
Building Products ......     37.0       7.1%         35.8       7.3%          1.2       4.0%             1.8     14.3%
Corporate and other ....    (10.1)     (1.9)%        (6.7)     (1.3)%        (3.4)    (11.3)%            1.1      8.7%
                           ------     -----     ---------     -----     ---------     -----     ------------    -----
   Total ...............   $523.8     100.0%    $   493.6     100.0%    $    30.2     100.0%    $       12.6    100.0%
                           ======     =====     =========     =====     =========     =====     ============    =====
1999:
Plates and Shapes ......   $159.8      37.8%    $   145.8      36.9%    $    14.0      50.7%    $        3.2     50.8%
Flat Rolled ............    102.0      24.1%         95.7      24.2%          6.3      22.8%             1.1     17.5%
Specialty Metals .......    140.6      33.3%        132.3      33.5%          8.3      30.1%             1.5     23.8%
Building Products ......     26.0       6.2%         24.7       6.3%          1.3       4.7%              .4      6.3%
Corporate and other ....     (6.0)     (1.4)%        (3.7)      (.9)%        (2.3)     (8.3)%             .1      1.6%
                           ------     -----     ---------     -----     ---------     -----     ------------    -----
  Total ................   $422.4     100.0%    $   394.8     100.0%    $    27.6     100.0%    $        6.3    100.0%
                           ======     =====     =========     =====     =========     =====     ============    =====

      PLATES AND SHAPES. Net sales increased $42.5 million, or 26.6%, from $159.8 million for the three months ended March 31, 1999 to $202.3 million for the three months ended March 31, 2000. Shipments of steel products increased 23.9% and average sales prices increased approximately 2.2% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Operating costs and expenses increased $38.4 million, or 26.3%, from $145.8 million for the three months ended March 31, 1999 to $184.2 million for the three months ended March 31, 2000. Operating costs and expenses as a percentage of net sales decreased from 91.2% for the three months ended March 31, 1999 to 91.1% for the three months ended March 31, 2000. This percentage decrease was primarily due to spreading fixed costs over the increased sales attributable to the increased shipments. Operating income increased by $4.1 million, or 29.3%, from $14.0 million for the three months ended March 31, 1999 to $18.1 million for the three months ended March 31, 2000. Operating income as a percentage of net sales increased from 8.8% for the three months ended March 31, 1999 to 8.9% for the three months ended March 31, 2000. This percentage increase was due to increased shipments of higher margin material.

      FLAT ROLLED. Net sales increased $45.2 million, or 44.3%, from $102.0 million for the three months ended March 31, 1999 to $147.2 million for the three months ended March 31, 2000. Average realized prices for steel products increased approximately 3.5% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Material shipments increased 39.5% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The net sales attributable to acquisitions completed in 1999 contributed over half of the increase. Costs and expenses increased $44.2 million, or 46.2%, from $95.7 million for the three

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended March 31, 1999 to $139.9 million for the three months ended March 31, 2000. Operating costs and expenses as a percentage of net sales, increased from 93.8% for the three months ended March 31, 1999 to 95.0% for the three months ended March 31, 2000. These increases were primarily attributable to higher cost of raw materials. Operating income increased by $1.0 million, or 15.9%, from $6.3 million for the three months ended March 31, 1999 to $7.3 million for the three months ended March 31, 2000. Operating income as a percentage of net sales decreased from 6.2% for the three months ended March 31, 1999 to 5.0% for the three months ended March 31, 2000. This percentage decrease was attributable to the higher cost of raw materials.

      SPECIALTY METALS. Net sales increased $6.8 million, or 4.8%, from $140.6 million for the three months ended March 31, 1999 to $147.4 million for the three months ended March 31, 2000. The net sales attributable to non-aerospace products increased $20.6 million. Costs and expenses increased $8.1 million, or 6.1%, from $132.3 million for the three months ended March 31, 1999 to $140.4 million for the three months ended March 31, 2000. Operating costs and expenses as a percentage of net sales increased from 94.1% for the three months ended March 31, 1999 to 95.3% for the three months ended March 31, 2000. This percentage increase was primarily due to lower realized prices and shipments primarily attributable to aerospace products. Operating income decreased by $1.3 million, or 15.7%, from $8.3 million for the three months ended March 31, 1999 to $7.0 million for the three months ended March 31, 2000. Operating income as a percentage of net sales decreased from 5.9% for the three months ended March 31, 1999 to 4.7% for the three months ended March 31, 2000. This percentage decrease was due to lower realized shipments and prices attributable to the aerospace business, as described above.

      BUILDING PRODUCTS. Net sales increased $11.0 million, or 42.3%, from $26.0 million for the three months ended March 31, 1999 to $37.0 million for the three months ended March 31, 2000. The increase in net sales is principally due to the Allmet acquisition completed in the fourth quarter of 1999. Operating costs and expenses increased $11.1 million, or 44.9%, from $24.7 million for the three months ended March 31, 1999 to $35.8 million for the three months ended March 31, 2000. Operating costs and expenses as a percentage of net sales increased from 95.0% for the three months ended March 31, 1999 to 96.8% for the three months ended March 31, 2000. Operating income decreased by $.1 million, or 7.7%, from $1.3 million for the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000. This decrease was principally due to the cost of additional distribution facilities. Operating income as a percentage of net sales decreased from 5.0% for the three months ended March 31, 1999 to 3.2% for the three months ended March 31, 2000.

      CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased $1.1 million, or 47.8%, from $2.3 million for the three months ended March 31, 1999 to $3.4 million for the three months ended March 31, 2000. This increase is primarily attributable to increased spending on technology related initiatives.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

      The Company used $37.1 million in net cash from operating activities and generated $8.3 million in net cash for operating activities for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities was $11.0 million and provided by investing activities was $66.8 million for the three months ended March 31, 2000 and 1999, respectively. The cash used for investing activities during the three months ended March 31, 2000 included $8.6 million for acquisitions and $12.6 for capital expenditures. Net cash provided by financing activities was $50.0 million and used in financing activities was $78.2 million for the three months

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, the cash provided by financing activities consisted primarily of borrowings on the Credit Facility. At December 31, 1999, the Company had cash of $4.7 million, working capital of $305.4 million and total debt of $440.8 million. At March 31, 2000, the Company had cash of $6.6 million, working capital of $353.0 million and total debt of $501.5 million. The increase in indebtedness subsequent to year end was to support the additional working capital requirements associated with increased sales. As of May 9, 2000, the Company had outstanding borrowings under the Credit Facility of $302.5 million, leaving $47.5 million available for use.

      The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company intends to retain the majority of its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions. Both the Company's Credit Facility and the Notes contain restrictions as to the payment of dividends. As of March 31, 2000, the Company had $3.8 million available for the payment of dividends under the terms of the Credit Facility. On February 10, 2000, the Company announced its first quarterly dividend of $.03 per share, payable on April 10, 2000 to stockholders of record on March 17, 2000.

   INTEGRATION CHARGE

      In September 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 million in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge were $3.3 million for termination of certain employment contracts, $2.1 million for severance costs attributable to the consolidation of administrative and support functions and $4.0 million for the costs of combining five processing facilities into others within the same geographic region. These changes will affect less than 5% of the Company's workforce. See Note 7 to Condensed Notes to Unaudited Consolidated Financial Statements for additional information.

   INVESTING ACTIVITIES

      During February 2000, the Company acquired the net assets of Gibraltar Steel's flat rolled processing operations in Chattanooga, Tennessee for cash consideration of approximately $7.8 million and the assumption of indebtedness of approximately $2.8 million.

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

      The Company has an effective Shelf Registration Statement relating to the issuance of up to 10,000,000 shares of common stock to be issued in connection with future acquisitions. As of March 31, 2000, approximately 6,914,140 shares are available under this registration statement for use in connection with future acquisitions.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      FINANCING ACTIVITIES

      In April 1999, the Company's Board of Directors approved the use of up to $25.0 million to repurchase shares of the Company's Common Stock. The shares may be purchased, from time to time, in open market or in privately negotiated transactions. As of May 9, 2000, the Company had repurchased 1,926,143 shares.

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

                                                   METALS USA, INC.


Date:  May 12, 2000                 By: \S\        TERRY L. FREEMAN
                                       --------------------------------------
                                                   Terry L. Freeman
                                         Vice President, Corporate Controller
                                             and Chief Accounting Officer