Form 10-Q
period 2000-06-30
METALS USA INC
filed 2000-08-14
CIK 1038363

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


   Number of shares of common stock outstanding at August 1, 2000: 36,509,972


================================================================================

                                METALS USA, INC.

                                      INDEX

PART I. - FINANCIAL                                                         PAGE
                                                                            ----
   Item 1. Financial Statements

     Consolidated Balance Sheets of Metals USA, Inc. and Subsidiaries
       at June 30, 2000 (unaudited) and December 31, 1999 .................   2
     Unaudited Consolidated Statements of Operations of Metals USA, Inc.
       and Subsidiaries for the three and six months ended
       June 30, 2000 and 1999 .............................................   3
     Unaudited Consolidated Statements of Cash Flows of Metals USA, Inc.
       and Subsidiaries for the six months ended June 30, 2000 and 1999 ...   4
     Condensed Notes to Unaudited Consolidated Financial Statements .......   5

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................  10

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings ..............................................  20
   Item 4. Submission of Matters to a Vote of Security Holders ............  20
   Item 5. Other Information ..............................................  20
   Item 6. Exhibits and Reports on Form 8-K ...............................  20
   Signatures .............................................................  21

                       METALS USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        JUNE 30,    DECEMBER 31,
                                                          2000         1999
                                                        --------     --------
                                                       (UNAUDITED)
                                     ASSETS
Current assets:
   Cash .............................................   $    9.7     $    4.7
   Accounts receivable, net of allowance
     of $7.0 and $6.2 ...............................      179.8        128.9
   Inventories ......................................      437.9        350.5
   Prepaid expenses and other .......................       10.0         15.4
   Deferred income taxes ............................        6.5          6.4
                                                        --------     --------
     Total current assets ...........................      643.9        505.9
Property and equipment, net of accumulated
  depreciation of $49.1 and $42.5 ...................      244.9        223.0
Goodwill, net .......................................      301.9        305.4
Other assets, net ...................................       12.4         15.0
                                                        --------     --------
     Total assets ...................................   $1,203.1     $1,049.3
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................   $  248.8     $  145.5
   Accrued liabilities ..............................       52.1         48.9
   Current portion of long-term debt ................        5.5          6.1
                                                        --------     --------
     Total current liabilities ......................      306.4        200.5
Long-term debt, less current portion ................      476.0        434.7
Deferred income tax liability .......................       29.6         29.5
Other long-term liabilities .........................        4.8          5.2
                                                        --------     --------
     Total liabilities ..............................      816.8        669.9
                                                        --------     --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par, 5,000,000 shares
     authorized, none issued and outstanding ........       --           --
   Common stock, $.01 par, 203,122,914 shares
     authorized, 36,509,972 and 38,516,415
     shares issued ..................................         .4           .4
   Additional paid-in capital .......................      247.7        263.7
   Retained earnings ................................      138.2        119.8
   Treasury stock-- none and 461,450 shares,
     at cost ........................................       --           (4.5)
                                                        --------     --------
     Total stockholders' equity .....................      386.3        379.4
                                                        --------     --------
     Total liabilities and stockholders' equity .....   $1,203.1     $1,049.3
                                                        ========     ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                 --------------------  ----------------------
                                                    2000       1999       2000         1999
                                                 ---------  ---------  ---------    ---------
Net sales ....................................   $   548.3  $   435.7  $ 1,072.1    $   858.1
Operating costs and expenses:
   Cost of sales .............................       419.0      324.6      811.6        639.1
   Operating and delivery ....................        56.7       45.7      112.9         90.1
   Selling, general and administrative .......        38.8       31.2       77.3         62.2
   Depreciation and amortization .............         6.3        5.1       12.6         10.0
                                                 ---------  ---------  ---------    ---------
Operating income .............................        27.5       29.1       57.7         56.7

Other (income) expense:
   Interest and securitization expense .......        12.5        9.3       24.0         18.9
   Other income, net .........................        (1.2)       (.1)      (1.6)         (.2)
                                                 ---------  ---------  ---------    ---------
Income before income taxes ...................        16.2       19.9       35.3         38.0
Provision for income taxes ...................         6.7        8.1       14.6         15.5
                                                 ---------  ---------  ---------    ---------
Net income ...................................   $     9.5  $    11.8  $    20.7    $    22.5
                                                 =========  =========  =========    =========

Earnings per share ...........................   $     .26  $     .31  $     .56    $     .59
                                                 =========  =========  =========    =========
Earnings per share-- assuming dilution .......   $     .26  $     .31  $     .55    $     .59
                                                 =========  =========  =========    =========

Number of common shares used in
  the per share calculations:
  Earnings per share .........................        36.5       38.1       37.0         38.1
                                                 =========  =========  =========    =========
     Earnings per share-- assuming dilution ..        36.9       38.4       37.3         38.4
                                                 =========  =========  =========    =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             ------------------
                                                              2000        1999
                                                             ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................     $ 20.7      $ 22.5
   Adjustments to reconcile net income
     to net cash provided by operating activities--
     Provision for bad debts ...........................        1.8         1.1
     Depreciation and amortization .....................       12.6        10.0
     Changes in operating assets and
       liabilities, net of business acquisitions--
       Accounts receivable .............................      (60.7)      (22.8)
       Inventories .....................................      (83.6)       36.2
       Prepaid expenses and other assets ...............        5.2         1.8
       Accounts payable and accrued liabilities ........      103.4       (16.3)
       Other current liabilities .......................        2.9         (.3)
     Other .............................................         .9          .5
                                                             ------      ------
         Net cash provided by operating activities .....        3.2        32.7
                                                             ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from securitization of receivables .........       10.0        88.0
   Purchases of property and equipment .................      (25.5)      (11.4)
   Purchase of businesses, net of acquired cash ........       (7.8)      (13.1)
   Other ...............................................       --            .8
                                                             ------      ------
         Net cash (used in) provided by
           investing activities ........................      (23.3)       64.3
                                                             ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on the
     Credit Facility ...................................       35.6       (97.5)
   Net borrowings (repayments) on Industrial
     Revenue Bonds and other long-term debt ............        2.2        (1.8)
   Deferred financing costs incurred ...................       --           (.3)
   Repurchases of common stock .........................      (11.5)        (.4)
   Payment of dividends ................................       (1.2)       --
                                                             ------      ------
         Net cash provided by (used in)
           financing activities ........................       25.1      (100.0)
                                                             ------      ------

NET INCREASE (DECREASE) IN CASH ........................        5.0        (3.0)
CASH, beginning of period ..............................        4.7         9.3
                                                             ------      ------
CASH, end of period ....................................     $  9.7      $  6.3
                                                             ======      ======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        METALS USA, INC. AND SUBSIDIARIES

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

  ORGANIZATION

    Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded in July 1996. Metals USA, together with its wholly-owned subsidiaries, is referred to as the "Company." Today the Company is a leading national value-added metals processor and distributor. Following its initial public offering in July 1997, Metals USA has acquired numerous metals processing and distributing companies.

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

    USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired during the latest twelve months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

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

                        METALS USA, INC. AND SUBSIDIARIES

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The number of shares used in the per share calculations consists of the following:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   ------------------    ----------------
                                                    2000        1999      2000      1999
                                                   ------      ------    ------    ------
                                                                 (IN MILLIONS)
Number of shares used in computing  earnings
  per share (weighted-average shares) ............  36.5        38.1        37.0   38.1
Effect of dilutive securities:
 Stock options ...................................   --            1         --      .1
 Convertible securities ..........................    .4          .2          .3     .2
                                                    ----        ----        ----   ----
Number of shares used in computing earnings
  per share -- assuming dilution .................  36.9        38.4        37.3   38.4
                                                    ====        ====        ====   ====

3.  INVENTORIES

    Inventories consist of the following:

                                                          JUNE 30,  DECEMBER 31,
                                                            2000        1999
                                                          --------  ------------
                                                        (UNAUDITED)
Raw materials--
   Plates and shapes ...................................  $135.3       $113.0
   Flat rolled .........................................    98.9         63.1
   Specialty metals ....................................   118.5        105.2
   Building products ...................................    21.0         17.8
                                                          ------       ------
     Total raw materials ...............................   373.7        299.1
                                                          ------       ------
Work-in-process and finished goods --
   Plates and shapes ...................................      .8           .6
   Flat rolled .........................................    19.2         14.8
   Specialty metals ....................................    17.4         10.3
   Building products ...................................    26.8         25.7
                                                          ------       ------
     Total work-in-process and finished goods ..........    64.2         51.4
                                                          ------       ------
Less-- LIFO reserve ....................................    --           --
                                                          ------       ------
   Total ...............................................  $437.9       $350.5
                                                          ======       ======

4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        2000          1999
                                                      --------     -----------
                                                     (UNAUDITED)

Credit Facility ....................................   $247.5        $196.0
8 5/8 % Senior Subordinated Notes ..................    200.0         200.0
Industrial Revenue Bonds (various issues) ..........     23.3          24.3
Obligations under capital leases and other .........     10.7          20.5
                                                       ------        ------
                                                        481.5         440.8
Less-- Current portion .............................     (5.5)         (6.1)
                                                       ------        ------
                                                       $476.0        $434.7
                                                       ======        ======

                        METALS USA, INC. AND SUBSIDIARIES

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The Credit Facility provides for up to $350.0 of borrowings, matures in February 2003, and bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the three and six months ended June 30, 2000 was 8.1% and 8.0%, respectively. At June 30, 2000, $102.5 was available to the Company under the Credit Facility. At June 30, 2000, the Company had $10.0 available for the payment of dividends under the terms of the Credit Facility. As of August 8, 2000, the Company had outstanding borrowings of $273.5 and $76.5 was available for use under this facility. Effective June 30, 2000, the Company amended the Credit Facility to modify certain financial ratios. The amended Credit Facility also calls for increased interest of 3/8ths of one percent (.375%) on funded debt. Additionally the Company paid a fee of approximately $.5 in connection with this amendment.

    The Notes mature on February 15, 2008. They are guaranteed by substantially all of the Company's current and future subsidiaries and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments and mergers and acquisitions of subsidiaries.

    The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to the Receivable Securitization Facility is $100.0. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At June 30, 2000, the unpurchased portion of the MRC receivable was $62.5 and is included in accounts receivable on the consolidated balance sheet. The Company recorded $1.7 and $3.2; and $1.2 and $2.1 of expense attributable to the Receivable Securitization Facility for the three and six months ended June 30, 2000 and 1999, respectively, which is included in interest and securitization expense on the consolidated statements of operations.

5.  STOCKHOLDERS' EQUITY

    In April 1999, the Board of Directors approved the use of up to $25.0 for the purchase of the Company's Common Stock. Shares may be purchased in open market or privately negotiated transactions. During the six months ended June 30, 2000, the Company repurchased 1,544,993 shares. In June, 2000, the Company retired all of its treasury stock, (2,006,443 shares), thereby reducing the number of outstanding shares by a like amount.

    On May 24, 2000, the Company announced its second quarterly dividend of $.03 per share, payable on July 12, 2000 to stockholders of record on June 19, 2000. On July 27, 2000, the Company announced its third quarterly dividend of $.03 per share, payable on October 11, 2000 to stockholders of record on September 18, 2000.

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

                        METALS USA, INC. AND SUBSIDIARIES

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

      The following schedule sets forth the incurred costs by segment as of June 30, 2000:

    Plates and Shapes  .................................. $             .8
    Flat Rolled  ........................................               --
    Specialty Metals  ...................................              2.4
    Building Products  ..................................               .2
                                                          ----------------
      Total  ............................................ $            3.4
                                                          ================

    The Company expects to incur approximately $1.0 to $2.0 during each of the next two quarterly reporting periods with respect to the personnel related costs. Approximately $4.0 of facility integration costs (substantially all of which relate to leasehould termination costs) will occur at various times over the next two quarterly reporting periods, of which, approximately $3.0, attributable to Plates and Shapes and Building Products are expected to occur during the fourth quarter of 2000. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed.

8.  ACQUISITIONS

    During February 2000, the Company acquired the net assets of Gibraltar Steel's flat rolled processing operations in Chattanooga, Tennessee for cash consideration of approximately $7.8 and the assumption of indebtedness of approximately $2.8.

9.  SEGMENT AND RELATED INFORMATION

    The Company has four reportable segments with each segment managed separately by product group teams focused on improving and expanding each segment's operations. The four operating segments are: Plates and Shapes, Flat Rolled, Specialty Metals and Building Products. Certain prior year balances have been reclassified to conform with the current year presentation.

    The following table shows summarized financial information concerning the Company's reportable segments:

                                                               AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------------
                                                                                                     CORPORATE,
                                         PLATES AND                    SPECIALTY       BUILDING     ELIMINATIONS
                                           SHAPES      FLAT ROLLED       METALS        PRODUCTS      AND OTHER         TOTAL
                                        ------------   ------------   ------------   ------------   ------------    ------------

2000:
    Net sales ........................  $      406.9   $      307.6   $      296.0   $       87.0   $      (25.4)   $    1,072.1
    Operating income (loss) ..........          31.5           14.0           12.6            6.9           (7.3)           57.7
    Total assets .....................         313.8          257.9          241.7          134.8          254.9         1,203.1
    Capital expenditures .............          10.5            5.0            4.7            4.6             .7            25.5
    Depreciation and amortization ....           4.5            2.2            2.1            1.4            2.4            12.6

1999:
    Net sales ........................  $      325.3   $      213.7   $      274.7   $       59.4   $      (15.0)   $      858.1
    Operating income (loss) ..........          24.6           16.0           14.7            5.8           (4.4)           56.7
    Total assets .....................         287.7          122.3          206.9           86.2          226.9           930.0
    Capital expenditures .............           4.7            2.3            3.2            1.0             .2            11.4
    Depreciation and amortization ....           3.8            1.4            1.9             .9            2.0            10.0

                        METALS USA, INC. AND SUBSIDIARIES

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.   SUPPLEMENTAL INFORMATION

  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Supplemental cash flow information:
  Cash paid for interest .................................   $   22.9   $   18.1
  Cash paid for income taxes .............................        2.8       14.1

Non-cash investing and financing activities:
  Acquisition of businesses:
  Fair value of assets acquired ..........................   $   12.3   $   16.9
  Consideration given:
    Cash paid ............................................        7.8       13.1
    Stock issued .........................................       --         --
    Notes issued .........................................       --         --
                                                             --------   --------
  Liabilities assumed ....................................   $    4.5   $    3.8
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

RESULTS OF OPERATIONS - CONSOLIDATED

                                                THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------------  ------------------------------------------------
                                      2000          %          1999          %         2000          %          1999          %
                                   ----------  ---------    ----------  ---------  ----------   ----------  ----------   ----------
                                                                  (IN MILLIONS, EXCEPT PERCENTAGES)
 Net sales ....................... $    548.3     100.0%    $    435.7     100.0%  $   1,072.1      100.0%  $     858.1      100.0%
   Cost of sales .................      419.0      76.4%         324.6      74.5%        811.6        75.7%       639.1       74.5%
   Operating and delivery ........       56.7      10.3%          45.7      10.5%        112.9        10.5%        90.1       10.5%
   Selling, general and
      administrative .............       38.8       7.1%          31.2       7.2%         77.3         7.2%        62.2        7.2%
   Depreciation and amortization..        6.3       1.2%           5.1       1.1%         12.6         1.2%        10.0        1.2%
                                   ----------  ---------    ----------  ---------  -----------   ----------  ----------   ----------
 Operating income ................       27.5       5.0%          29.1       6.7%         57.7         5.4%        56.7        6.6%
   Interest and securitization
     expense......................        12.5       2.3%          9.3        2.1%       24.0         2.2%        18.9         2.2%
   Other income, net .............       (1.2)      (0.3)%         (.1)        --%       (1.6)      (0.1)%         (.2)         --%
                                   ----------- ---------    ----------  ---------- -----------  ----------  ----------   ----------
 Income before income taxes ...... $     16.2       3.0%    $     19.9        4.6% $      35.3         3.3% $     38.0         4.4%
                                   ==========  =========    ==========  ========== ===========  ==========  ==========   ==========

     CONSOLIDATED RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

        NET SALES. Net sales increased $112.6 million, or 25.8%, from $435.7 million for the three months ended June 30, 1999 to $548.3 million for the three months ended June 30, 2000. This increase is primarily due to increased shipments for most of the Company's products and the acquisitions completed in the second half of 1999.

        COST OF SALES. Cost of sales increased $94.4 million, or 29.1%, from $324.6 million for the three months ended June 30, 1999, to $419.0 million for the three months ended June 30, 2000. This increase is primarily due to increased shipments and higher costs of raw materials. As a percentage of net sales, cost of sales increased from 74.5% for the three months ended June 30, 1999 to 76.4% for the three months ended June 30, 2000. This percentage increase was primarily due to higher cost of raw materials.

       OPERATING AND DELIVERY. Operating and delivery expenses increased $11.0 million, or 24.1%, from $45.7 million for the three months ended June 30, 1999 to $56.7 million for the three months ended June 30, 2000. The increase in operating and delivery expenses was primarily due to increased shipments for most of the Company's products. As a percentage of net sales, operating and delivery expenses decreased from 10.5% for the three months ended June 30, 1999 to 10.3% for the three months ended June 30, 2000. This percentage decrease was primarily due to the allocation of fixed costs over a higher volume of net sales.

                                METALS USA, INC.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $7.6 million, or 24.4%, from $31.2 million for the three months ended June 30, 1999 to $38.8 million for the three months ended June 30, 2000. This increase in selling, general and administrative expenses was primarily attributable to increased volumes of product shipments and, to a lesser extent, the acquisitions described above. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 7.2% for the three months ended June 30, 1999 to 7.1% for the three months ended June 30, 2000. This percentage decrease was primarily due to allocation of fixed costs over a higher volume of net sales.

       OPERATING INCOME. Operating income decreased $1.6 million, or 5.5%, from $29.1 million for the three months ended June 30, 1999 to $27.5 million for the three months ended June 30, 2000. As a percentage of net sales, operating income decreased from 6.7% for the three months ended June 30, 1999 to 5.0% for the three months ended June 30, 2000. This percentage decrease was primarily due to the increased costs of raw materials.

       INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $3.2 million, from $9.3 million for the three months ended June 30, 1999 to $12.5 million for the three months ended June 30, 2000. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions completed during 1999, together with the increased working capital requirements attributable to the increased volume and to a lesser extent increased interest rates.

       OTHER INCOME, NET. Other income increased $1.1 million, from $.1 million for the three months ended June 30, 1999 to $1.2 million for the three months ended June 30, 2000. Other income for the three months ended June 30, 2000 included a $.9 million involuntary gain arising from an insurance settlement attributable to a fire at one of the Company's facilities in the third quarter of 1999.

       PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

     CONSOLIDATED RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

       NET SALES. Net sales increased $214.0 million, or 24.9%, from $858.1 million for the six months ended June 30, 1999 to $1,072.1 million for the six months ended June 30, 2000. This increase is primarily due to increased shipments for most of the Company's products and the acquisitions completed in the second half of 1999, partially offset by lower sales to the aerospace industry.

      COST OF SALES. Cost of sales increased $172.5 million, or 27.0%, from $639.1 million for the six months ended June 30, 1999, to $811.6 million for the six months ended June 30, 2000. The increase in cost of sales was primarily due to the increased shipments and acquisitions. As a percentage of net sales, cost of sales increased from 74.5% for the six months ended June 30, 1999 to 75.7% for the six months ended June 30, 2000. This percentage increase was primarily due to higher cost of raw materials.

      OPERATING AND DELIVERY. Operating and delivery expenses increased $22.8 million, or 25.3%, from $90.1 million for the six months ended June 30, 1999 to $112.9 million for the six months ended June 30, 2000. The increase in operating and delivery expenses was primarily due to the increased shipments and acquisitions. As a percentage of net sales, operating and delivery expenses remained unchanged at 10.5% for both periods.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $15.1 million, or 24.3%, from $62.2 million for the six months ended June 30, 1999 to $77.3 million for the six months ended June 30, 2000. This increase in selling, general and administrative expenses was primarily attributable to acquisitions and increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses remained unchanged at 7.2% for both periods.

                                METALS USA, INC.

      OPERATING INCOME. Operating income increased $1.0 million, or 1.8%, from $56.7 million for the six months ended June 30, 1999 to $57.7 million for the six months ended June 30, 2000. The increase in operating income was attributable to the increased shipments, offset by higher cost of raw materials and the decline in the Company's sales to the aerospace industry. As a percentage of net sales, operating income decreased from 6.6% for the six months ended June 30, 1999 to 5.4% for the six months ended June 30, 2000. This percentage decrease was primarily due to higher cost of raw materials during the six months ended June 30, 2000.

      INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $5.1 million, or 27.0%, from $18.9 million for the six months ended June 30, 1999 to $24.0 million for the six months ended June 30, 2000. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions completed during the second half of 1999, together with the increased working capital requirements attributable to the increased volumes and to a lesser extent increased interest rates.

      OTHER INCOME, NET. Other income increased by $1.4 million, from $.2 million for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. Other income for the six months ended June 30, 2000 included a $1.2 million involuntary gain arising from an insurance settlement attributable to a fire at one of the Company's facilities in the third quarter of 1999.

      PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

RESULTS OF OPERATIONS - SEGMENT

     SEGMENT RESULTS-- THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

                                                                     THREE MONTHS ENDED JUNE 30,
                                                   -------------------------------------------------------------
                                                                                     OPERATING
                                                       NET                           COSTS AND
                                                      SALES             %             EXPENSES           %
                                                   ------------    ------------     ------------    ------------
2000:                                                                   (DOLLARS IN MILLIONS)
Plates and Shapes ..............................   $        202.2            36.9%  $        188.5            36.2%
Flat Rolled ....................................            160.4            29.3%           153.7            29.5%
Specialty Metals ...............................            148.6            27.1%           143.0            27.5%
Building Products ..............................             49.9             9.1%            44.1             8.5%
Corporate, eliminations and other ..............            (12.8)           (2.4)%           (8.5)           (1.7)%
                                                   ------------    ------------     ------------    ------------
   Total .......................................   $        548.3           100.0%  $        520.8           100.0%
                                                   ============    ============     ============    ============

1999:

Plates and Shapes ..............................   $        165.5            38.0%  $        155.1            38.1%
Flat Rolled ....................................            111.7            25.6%           102.0            25.1%
Specialty Metals ...............................            134.1            30.8%           127.3            31.3%
Building Products ..............................             33.4             7.7%            28.9             7.1%
Corporate, eliminations and other ..............             (9.0)           (2.1)%           (6.7)           (1.6)%
                                                   ------------    ------------     ------------    ------------
   Total .......................................   $        435.7           100.0%  $        406.6           100.0%
                                                   ============    ============     ============    ============

                                                                     THREE MONTHS ENDED JUNE 30,
                                                   ------------------------------------------------------------
                                                     OPERATING
                                                      INCOME                          CAPITAL
                                                      (LOSS)            %           EXPENDITURES        %
                                                   ------------    ------------     ------------   ------------
2000:                                                                    (DOLLARS IN MILLIONS)
Plates and Shapes ..............................   $         13.7            49.8%  $          4.2           32.6%
Flat Rolled ....................................              6.7            24.3%             3.4           26.4%
Specialty Metals ...............................              5.6            20.3%             2.0           15.5%
Building Products ..............................              5.8            21.0%             2.8           21.7%
Corporate, eliminations and other ..............             (4.3)          (15.4)%             .5            3.8%
                                                   ------------    ------------     ------------   ------------
   Total .......................................   $         27.5           100.0%  $         12.9          100.0%
                                                   ============    ============     ============   ============

1999:

Plates and Shapes ..............................   $         10.4            35.7%  $          1.5           29.4%
Flat Rolled ....................................              9.7            33.3%             1.2           23.5%
Specialty Metals ...............................              6.8            23.4%             1.7           33.3%
Building Products ..............................              4.5            15.5%              .6           11.8%
Corporate, eliminations and other ..............             (2.3)           (7.9)%             .1            2.0%
                                                   ------------    ------------     ------------   ------------
   Total .......................................   $         29.1           100.0%  $          5.1          100.0%
                                                   ============    ============     ============   ============

    PLATES AND SHAPES. Net sales increased $36.7 million, or 22.2%, from $165.5 million for the three months ended June 30, 1999 to $202.2 million for the three months ended June 30, 2000. Average realized prices for steel products increased approximately 7.0% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Material shipments increased 12.8% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Operating costs and expenses increased $33.4 million, or 21.5%, from $155.1 million for the three months ended June 30, 1999 to $188.5 million for the three months ended June 30, 2000. Operating costs and expenses as a percentage of net sales decreased from 93.7% for the three months ended June 30, 1999 to 93.2% for the three months ended June 30, 2000. This percentage decrease was primarily due to the spread of fixed operating costs over

                                METALS USA, INC.

higher sales volumes. Operating income increased by $3.3 million, or 31.7%, from $10.4 million for the three months ended June 30, 1999 to $13.7 million for the three months ended June 30, 2000. Operating income as a percentage of net sales increased from 6.3% for the three months ended June 30, 1999 to 6.8% for the three months ended June 30, 2000. This percentage increase was primarily due to higher shipments.

    FLAT ROLLED. Net sales increased $48.7 million, or 43.6%, from $111.7 million for the three months ended June 30, 1999 to $160.4 million for the three months ended June 30, 2000. Average realized prices for steel products increased approximately 4.0% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Material shipments increased 38.1% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Net sales on a "same store" basis increased by 25.8%, due to a 23.3% increase in shipments. Operating costs and expenses increased $51.7 million, or 50.7%, from $102.0 million for the three months ended June 30, 1999 to $153.7 million for the three months ended June 30, 2000. Operating costs and expenses as a percentage of net sales, increased from 91.3% for the three months ended June 30, 1999 to 95.8% for the three months ended June 30, 2000. This percentage increase was primarily due to higher cost of raw material. Operating income decreased by $3.0 million, or 30.9%, from $9.7 million for the three months ended June 30, 1999 to $6.7 million for the three months ended June 30, 2000. Operating income as a percentage of net sales decreased from 8.7% for the three months ended June 30, 1999 to 4.2% for the three months ended June 30, 2000. This percentage decrease is primarily due to higher costs of raw material.

    SPECIALTY METALS. Net sales increased $14.5 million, or 10.8%, from $134.1 million for the three months ended June 30, 1999 to $148.6 million for the three months ended June 30, 2000. Excluding sales to the aerospace industry, average realized prices increased approximately 3.5% and shipments increased 13.2% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Average realized prices and shipments of products to the aerospace industry decreased 28.3%, and 8.4% respectively, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Operating costs and expenses increased $15.7 million, or 12.3%, from $127.3 million for the three months ended June 30, 1999 to $143.0 million for the three months ended June 30, 2000. Operating costs and expenses as a percentage of net sales increased from 94.9% for the three months ended June 30, 1999 to 96.2% for the three months ended June 30, 2000. This percentage increase was primarily due to higher costs of raw materials. Operating income decreased by $1.2 million, or 17.6%, from $6.8 million for the three months ended June 30, 1999 to $5.6 million for the three months ended June 30, 2000. Operating income as a percentage of net sales decreased from 5.1% for the three months ended June 30, 1999 to 3.8% for the three months ended June 30, 2000. This decrease was primarily due to higher costs of raw materials.

    BUILDING PRODUCTS. Net sales increased $16.5 million, or 49.4%, from $33.4 million for the three months ended June 30, 1999 to $49.9 million for the three months ended June 30, 2000. The Allmet acquisition completed in the fourth quarter of 1999 accounted for substantially all of the increase in net sales. Operating costs and expenses increased $15.2 million, or 52.6%, from $28.9 million for the three months ended June 30, 1999 to $44.1 million for the three months ended June 30, 2000. This increase is primarily due to the Allmet acquisition and higher raw material costs. Operating costs and expenses as a percentage of net sales increased from 86.5% for the three months ended June 30, 1999 to 88.4% for the three months ended June 30, 2000. This percentage increase is primarily due to increased cost of raw materials. Operating income increased by $1.3 million, or 28.9%, from $4.5 million for the three months ended June 30, 1999 to $5.8 million for the three months ended June 30, 2000. This increase is primarily due to the Allmet acquisition. Operating income as a percentage of net sales decreased from 13.5% for the three months ended June 30, 1999 to 11.6% for the three months ended June 30, 2000. This percentage decrease was primarily due to higher raw material costs.

    CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased by $2.0 million, from a loss of $2.3 million for the three months ended June 30, 1999 to a loss of $4.3 million for the three months ended June 30, 2000. This change is primarily due to increased cost of the Company's information technology initiatives and other general and administrative costs.

                                METALS USA, INC.

     SEGMENT RESULTS-- SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

                                                                  SIX MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------
                                                                                OPERATING
                                                   NET                          COSTS AND
                                                  SALES             %            EXPENSES            %
                                               ------------    ------------     ------------    ------------
2000:                                                               (DOLLARS IN MILLIONS)
Plates and Shapes ..........................   $        406.9            38.0%  $        375.4            37.0%
Flat Rolled ................................            307.6            28.7%           293.6            28.9%
Specialty Metals ...........................            296.0            27.6%           283.4            27.9%
Building Products ..........................             87.0             8.1%            80.1             7.9%
Corporate, eliminations and other ..........            (25.4)           (2.4)%          (18.1)           (1.7)%
                                               ------------    ------------     ------------    ------------
   Total ...................................   $      1,072.1           100.0%  $      1,014.4           100.0%
                                               ============    ============     ============    ============

1999:
Plates and Shapes ..........................   $        325.3            37.9%  $        300.7            37.5%
Flat Rolled ................................            213.7            24.9%           197.7            24.7%
Specialty Metals ...........................            274.7            32.0%           260.0            32.4%
Building Products ..........................             59.4             6.9%            53.6             6.7%
Corporate, eliminations and other ..........            (15.0)           (1.7)%          (10.6)           (1.3)%
                                               ------------    ------------     ------------    ------------
   Total ...................................   $        858.1           100.0%  $        801.4           100.0%
                                               ============    ============     ============    ============

                                                                 SIX MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------------
                                                OPERATING
                                                  INCOME                          CAPITAL
                                                  (LOSS)            %           EXPENDITURES        %
                                               ------------    ------------     ------------   ------------
2000:                                                               (DOLLAR S IN MILLIONS)
Plates and Shapes ..........................   $         31.5            54.6%  $         10.5           41.2%
Flat Rolled ................................             14.0            24.3%             5.0           19.6%
Specialty Metals ...........................             12.6            21.8%             4.7           18.5%
Building Products ..........................              6.9            12.0%             4.6           18.0%
Corporate, eliminations and other ..........             (7.3)          (12.7)%             .7            2.7%
                                               ------------    ------------     ------------   ------------
   Total ...................................   $         57.7           100.0%  $         25.5          100.0%
                                               ============    ============     ============   ============

1999:
Plates and Shapes ..........................   $         24.6            43.4%  $          4.7           41.1%
Flat Rolled ................................             16.0            28.2%             2.3           20.2%
Specialty Metals ...........................             14.7            25.9%             3.2           28.1%
Building Products ..........................              5.8            10.2%             1.0            8.8%
Corporate, eliminations and other ..........             (4.4)           (7.7)%             .2            1.8%
                                               ------------    ------------     ------------   ------------
   Total ...................................   $         56.7           100.0%  $         11.4          100.0%
                                               ============    ============     ============   ============

    PLATES AND SHAPES. Net sales increased $81.6 million, or 25.1%, from $325.3 million for the six months ended June 30, 1999 to $406.9 million for the six months ended June 30, 2000. Average realized prices for steel products increased approximately 4.3% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Material shipments increased 18.5% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Operating costs and expenses increased $74.7 million, or 24.8%, from $300.7 million for the six months ended June 30, 1999 to $375.4 million for the six months ended June 30, 2000. Operating costs and expenses as a percentage of net sales decreased marginally from 92.4% for the six months ended June 30, 1999 to 92.3% for the six months ended June 30, 2000. Operating income increased by $6.9 million, or 28.0%, from $24.6 million for the six months ended June 30, 1999 to $31.5 million for the six months ended June 30, 2000. This increase is primarily due to increased sales volumes. Operating income as a percentage of net sales increased marginally from 7.6% for the six months ended June 30, 2000 to 7.7% for the six months ended June 30, 1999.

    FLAT ROLLED. Net sales increased $93.9 million, or 43.9%, from $213.7 million for the six months ended June 30, 1999 to $307.6 million for the six months ended June 30, 2000. Average realized prices for steel products increased approximately 3.8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Material shipments increased 38.8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Net sales on a "same store" basis increased by 20.9%, due primarily to increased shipments. Operating costs and expenses increased $95.9 million, or 48.5%, from $197.7 million for the six months ended June 30, 1999 to $293.6 million for the six months ended June 30, 2000. This increase is primarily due to acquisitions and higher costs of raw materials. Operating costs and expenses as a percentage of net sales, increased from 92.5% for the six months ended June 30, 1999 to 95.4% for the six months ended June 30, 2000. Operating income decreased by $2.0 million, or 12.5%, from $16.0 million for the six months ended June 30, 1999 to $14.0 million for the six months ended June 30, 2000. This decrease is primarily due to higher costs of raw materials, partially offset by increased shipments. Operating income as a percentage of net sales decreased from 7.5% for the six months ended June 30, 1999 to 4.6% for the six months ended June 30, 2000.

   SPECIALTY METALS. Net sales increased $21.3 million, or 7.8%, from $274.7 million for the six months ended June 30, 1999 to $296.0 million for the six months ended June 30, 2000. Excluding sales in the aerospace industry, average realized prices increased approximately 3.1% and shipments increased 13.9% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Average realized prices and shipments to the aerospace industry decreased 26.1%, and 29.5% respectively, for the six months ended June 30, 2000 compared to the six months ended

                                METALS USA, INC.

June 30, 1999. Operating costs and expenses increased $23.4 million, or 9.0%, from $260.0 million for the six months ended June 30, 1999 to $283.4 million for the six months ended June 30, 2000. Operating costs and expenses as a percentage of net sales increased from 94.6% for the six months ended June 30, 1999 to 95.7% for the six months ended June 30, 2000. This percentage increase was primarily due to higher costs of raw materials. Operating income decreased by $2.1 million, or 14.3%, from $14.7 million for the six months ended June 30, 1999 to $12.6 million for the six months ended June 30, 2000. This decrease was primarily due to higher cost of raw materials coupled with the decline in the Company's sales to the aerospace industry subsequent to the first quarter of 1999. Operating income as a percentage of net sales decreased from 5.4% for the six months ended June 30, 1999 to 4.3% for the six months ended June 30, 2000.

        BUILDING PRODUCTS. Net sales increased $27.6 million, or 46.5%, from $59.4 million for the six months ended June 30, 1999 to $87.0 million for the six months ended June 30, 2000. The Allmet acquisition completed in the fourth quarter of 1999 accounted for substantially all of the increase in net sales. Operating costs and expenses increased $26.5 million, or 49.4%, from $53.6 million for the six months ended June 30, 1999 to $80.1 million for the six months ended June 30, 2000. This increase is primarily due to the Allmet acquisition and higher raw material costs. Operating costs and expenses as a percentage of net sales increased from 90.2% for the six months ended June 30, 1999 to 92.1% for the six months ended June 30, 2000. This increase is primarily due to higher cost of raw materials. Operating income increased by $1.1 million, or 19.0%, from $5.8 million for the six months ended June 30, 1999 to $6.9 million for the six months ended June 30, 2000. This increase is primarily due to the Allmet acquisition. Operating income as a percentage of net sales decreased from 9.8% for the six months ended June 30, 1999 to 7.9% for the six months ended June 30, 2000. This decrease was primarily due to higher raw material costs.

    CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased by $2.9 million, from a loss of $4.4 million for the six months ended June 30, 1999 to a loss of $7.3 million for the six months ended June 30, 2000. This change is primarily due to increased cost of the Company's information technology initiatives and other general and administrative costs.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

        The Company generated $3.2 million and $32.7 million in net cash from operating activities for the six months ended June 30, 2000 and 1999, respectively. Net cash used for investing activities was $23.3 million and net cash provided by investing activities was $64.3 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided from financing activities was $25.1 million and net cash used in financing activities was $100.0 million, for the six months ended June 30, 2000 and 1999, respectively. The cash used for investing activities during the six months ended June 30, 2000 included proceeds of $10.0 million from the sale of accounts receivable under the Company's securitization facility offset by cash used for acquisitions and capital expenditures. For the six months ended June 30, 2000, the cash provided from financing activities consisted primarily of $35.6 million of borrowings on the Credit Facility. At June 30, 2000, the Company had cash of $9.7 million, working capital of $337.5 million and total debt of $481.5 million. At December 31, 1999, the Company had cash of $4.7 million, working capital of $305.4 million and total debt of $440.8 million. As of December 31, 1999 and June 30, 2000, the Company had $154.0 million and $102.5 million of borrowing availability under the Credit Facility. As of August 8, 2000, the Company had outstanding borrowings under the Credit Facility of $273.5 million, leaving $76.5 million available for use.

    The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company intends to retain the majority of its earnings to finance the expansion of its existing business and for general corporate purposes, including future acquisitions. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. As of June 30, 2000, the Company had $10.0 million available for the payment of dividends under the terms of the Credit Facility. On May 24, 2000, the Company announced its second quarterly dividend of $.03 per share, payable on July 12, 2000 to stockholders of record on June 19, 2000. On July 27, 2000, the Company announced its third quarterly dividend of $.03 per share, payable on October 11, 2000 to stockholders of record on September 18, 2000.

                                METALS USA, INC.

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

  FINANCING ACTIVITIES

       On April 22, 1999, the Company announced that the Board of Directors had approved the use of up to $25.0 million to repurchase shares of the Company's stock. The shares may be purchased, from time to time, in open market or in privately negotiated transactions. During the six months ended June 30, 2000, the Company had repurchased 1,544,993 shares at an average price of $7.47 per share. In June, 2000, the Company retired all of its Treasury stock (2,006,443 shares), thereby reducing the number of outstanding shares by a like amount, effective June 30, 2000 the Company amended the Credit Facility to modify certain financial ratios. The amended Credit Facility also calls for increased interest of 3/8ths of one percent (.375%) on funded debts.

  INTEREST RATE EXPOSURE

       The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At June 30, 2000, approximately 30.3% ($145.8 million) of the long-term debt was subject to variable interest rates. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of variable interest long-term debt. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $1.5 million on an annual basis. At June 30, 2000, the fair value of the Company's fixed rate debt is approximately $207.2 million based upon discounted future cash flows using current market prices and the fair value of the interest rate swap agreements is $1.1 million.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is not a party to any litigation that management considers to be of a material nature.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting held on May 17, 2000, holders of the Company's Common Stock elected four Class III directors. The Class III directors will hold office until the Company's Annual Meeting in 2003, or until their respective successors are elected. The Class III directors are: Tommy Knight, Lester Peterson, T. William Porter, and Leon Jeffreys.

     Holders of the Company's Common Stock and Restricted Common Stock ratified the Board of Directors appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000. The results of the vote for the ratification of the appointment of Arthur Andersen LLP were as follows: For -- 26,185,917; Against -- 36,763; Abstentions (including broker non-votes) -- 3,525.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS:

       10 Amendment No. 4 to the Company's $350 million Amended and Restated Credit Agreement dated February 11, 1998, between Bank One, N.A, as agent and other financial institutions parties thereto as lenders
       21  List of Subsidiaries of the Company
       27  Financial Data Schedule

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

                                                    METALS USA, INC.
                                    By:             /s/ TERRY L. FREEMAN
                                         --------------------------------------
                                                     Terry L. Freeman
                                           Vice President, Corporate Controller

Date:  August 14, 2000                        and Chief Accounting Officer