Form 10-Q
period 2000-09-30
METALS USA INC
filed 2000-11-09
CIK 1038363

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


    Number of shares of common stock outstanding at November 1, 2000: 36,509,972

                                METALS USA, INC.

                                      INDEX

PART I. - FINANCIAL INFORMATION                                                                                PAGE
                                                                                                               ----
   Item 1. Financial Statements

      Consolidated Balance Sheets of Metals USA, Inc. and Subsidiaries at September 30, 2000 (unaudited)
        and December 31, 1999  .................................................................................  2
      Unaudited Consolidated Statements of Operations of Metals USA, Inc. and Subsidiaries for the three and nine months ended September 30, 2000 and 1999  .....................................................  3
      Unaudited Consolidated Statements of Cash Flows of Metals USA, Inc. and Subsidiaries for the nine months ended September 30, 2000 and 1999  ..............................................................  4
      Condensed Notes to Unaudited Consolidated Financial Statements  ..........................................  5

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  .............. 11

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings  .................................................................................. 19
   Item 5. Other Information  .................................................................................. 19
   Item 6. Exhibits and Reports on Form 8-K  ................................................................... 19
   Signatures  ................................................................................................. 20

                        METALS USA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                         2000            1999
                                                                                      -------------   -------------
                                                                                        (UNAUDITED)
                                        ASSETS
Current assets:
   Cash ...........................................................................   $         7.2   $         4.7
   Accounts receivable, net of allowance of $6.9 and $6.2 .........................           174.2           128.9
   Inventories ....................................................................           422.8           350.5
   Prepaid expenses and other .....................................................             7.8            15.4
   Deferred income taxes ..........................................................             4.5             6.4
                                                                                      -------------   -------------
      Total current assets ........................................................           616.5           505.9
Property and equipment, net of accumulated depreciation of $53.7 and $42.5 ........           249.2           223.0
Goodwill, net .....................................................................           297.2           305.4
Other assets, net .................................................................            11.9            15.0
                                                                                      -------------   -------------
      Total assets ................................................................   $     1,174.8   $     1,049.3
                                                                                      =============   =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................................   $       228.2   $       145.5
   Accrued liabilities ............................................................            42.3            48.9
   Current portion of long-term debt ..............................................             3.1             6.1
                                                                                      -------------   -------------
      Total current liabilities ...................................................           273.6           200.5
Long-term debt, less current portion ..............................................           478.3           434.7
Deferred income tax liability .....................................................            32.6            29.5
Other long-term liabilities .......................................................             4.5             5.2
                                                                                      -------------   -------------
      Total liabilities ...........................................................           789.0           669.9
                                                                                      -------------   -------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par, 5,000,000 shares authorized, none issued and
      outstanding .................................................................            --              --
   Common stock, $.01 par, 203,122,914 shares authorized, 36,509,972 and 38,516,415
      shares issued ...............................................................              .4              .4
   Additional paid-in capital .....................................................           247.7           263.7
   Retained earnings ..............................................................           137.7           119.8
   Treasury stock-- none and 461,450 shares, at cost ..............................            --              (4.5)
                                                                                      -------------   -------------
      Total stockholders' equity ..................................................           385.8           379.4
                                                                                      -------------   -------------
      Total liabilities and stockholders' equity ..................................   $     1,174.8   $     1,049.3
                                                                                      =============   =============

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                ---------------------    ----------------------
                                                                   2000        1999        2000          1999
                                                                ---------   ---------    ---------    ---------
Net sales ...................................................   $   510.1   $   444.0    $ 1,582.2    $ 1,302.1
Operating costs and expenses:
   Cost of sales ............................................       396.3       328.1      1,207.9        967.2
   Operating and delivery ...................................        56.1        48.4        169.0        138.5
   Selling, general and administrative ......................        36.3        31.3        113.6         93.5
   Depreciation and amortization ............................         6.8         5.6         19.4         15.6
   Integration charge .......................................        --           9.4         --            9.4
                                                                ---------   ---------    ---------    ---------
Operating income ............................................        14.6        21.2         72.3         77.9

Other (income) expense:
   Interest and securitization expense ......................        12.6        10.2         36.6         29.1


   Other income, net ........................................        --           (.3)        (1.6)         (.5)
                                                                ---------   ---------    ---------    ---------
Income before income taxes ..................................         2.0        11.3         37.3         49.3
Provision for income taxes ..................................         1.4         4.7         16.0         20.2
                                                                ---------   ---------    ---------    ---------
Net income ..................................................   $      .6   $     6.6    $    21.3    $    29.1
                                                                =========   =========    =========    =========

  Earnings per share ........................................   $     .02   $     .17    $     .58    $     .76
                                                                =========   =========    =========    =========
  Earnings per share-- assuming dilution ....................   $     .02   $     .17    $     .58    $     .76
                                                                =========   =========    =========    =========
  Number of common shares used in the per share calculations:
     Earnings per share .....................................        36.5        38.1         36.8         38.1
                                                                =========   =========    =========    =========
     Earnings per share-- assuming dilution .................        36.7        38.6         37.0         38.4
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

                        METALS USA, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    --------------------
                                                                                      2000        1999
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................   $   21.3    $   29.1
   Adjustments to reconcile net income to net cash provided by
   Operating activities--
      Provision for bad debts ...................................................        2.5          .8
      Depreciation and amortization .............................................       19.4        15.6
      Deferred income taxes .....................................................        5.0        (2.1)
      Changes in operating assets and liabilities, net of business acquisitions--
        Accounts receivable .....................................................      (55.9)      (33.7)
        Inventories .............................................................      (68.9)       30.8
        Prepaid expenses and other assets .......................................        8.5         1.2
        Accounts payable and accrued liabilities ................................       73.7         8.2
        Income taxes payable ....................................................        1.5         4.0
      Other .....................................................................       (1.5)         .2
                                                                                    --------    --------
           Net cash provided by operating activities ............................        5.6        54.1
                                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of acquired cash .................................       (7.8)      (53.4)
   Purchases of property and equipment ..........................................      (31.4)      (20.1)
   Proceeds from securitization of receivables ..................................       10.0        86.0
   Proceeds from sales of assets ................................................        1.1         1.6
                                                                                    --------    --------
           Net cash (used in) provided by investing activities ..................      (28.1)       14.1
                                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on the Credit Facility ...........................       43.2       (64.5)
   Net repayments on Industrial Revenue Bonds and
          Other long-term debt ..................................................       (5.4)       (3.0)
   Deferred financing costs incurred ............................................       --           (.5)
   Repurchases of common stock ..................................................      (10.6)       (1.8)
   Payment of dividends .........................................................       (2.2)       --

   Other ........................................................................       --            .3
                                                                                    --------    --------
           Net cash provided by (used in) financing activities ..................       25.0       (69.5)
                                                                                    --------    --------
NET INCREASE (DECREASE)  IN CASH ................................................        2.5        (1.3)
CASH, beginning of period .......................................................        4.7         9.3
                                                                                    --------    --------
CASH, end of period .............................................................   $    7.2    $    8.0
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

     USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for companies acquired during the latest twelve months using the "purchase" method of accounting and, accordingly, are subject to final adjustment.

     NEW ACCOUNTING PRONOUNCEMENTS -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is required to be adopted for fiscal years beginning after June 15, 2000. Management has reviewed the provisions of the statement and does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

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

                                METALS USA, INC.

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

     The number of shares used in the per share calculations consists of the following:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                       (IN MILLIONS)
Number of shares used in computing earnings per share
  (weighted-average  shares) ..........................       36.5       38.1       36.8       38.1
Effect of dilutive securities:
  Stock options .......................................       --           .2       --           .1
  Convertible securities ..............................         .2         .3         .2         .2
                                                          --------   --------   --------   --------
Number of shares used in computing earnings per share--
  assuming dilution ...................................       36.7       38.6       37.0       38.4
                                                         ========   ========   ========   ========

3.   INVENTORIES

     Inventories consist of the following:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2000            1999
                                                            -------------   -------------
                                                             (UNAUDITED)
       Raw materials--
           Plates and shapes ............................   $       143.7   $       113.0
           Flat rolled ..................................            77.6            63.1
           Specialty metals .............................           113.4           105.2
           Building products ............................            22.0            17.8
                                                            -------------   -------------
             Total raw materials ........................           356.7           299.1
                                                            -------------   -------------
       Work-in-process and finished goods --
           Plates and shapes ............................             0.8             0.6
           Flat rolled ..................................            18.5            14.8
           Specialty metals .............................            19.7            10.3
           Building products ............................            27.1            25.7
                                                            -------------   -------------
             Total work-in-process and finished goods ...            66.1            51.4
                                                            -------------   -------------
       Less-- LIFO reserve ..............................            --              --
                                                            -------------   -------------
           Total ........................................   $       422.8   $       350.5
                                                            =============   =============

                                METALS USA, INC.

                        METALS USA, INC. AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2000             1999
                                                            -------------    -------------
                                                             (UNAUDITED)
       Credit Facility ..................................   $       251.0    $       196.0
       8 5/8 % Senior Subordinated Notes ................           200.0            200.0
       Industrial Revenue Bonds (various issues) ........            22.4             24.3
       Obligations under capital leases and other .......             8.0             20.5
                                                            -------------    -------------
                                                                    481.4            440.8
       Less-- Current portion ...........................            (3.1)            (6.1)
                                                            -------------    -------------
                                                            $       478.3    $       434.7
                                                            =============    =============

     The Credit Facility matures in February 2003, and bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). The weighted average interest rate for the three and nine months ended September 30, 2000 was 9.0% and 8.3%, respectively. At November 1, 2000, the Company had $1.1 available for the payment of dividends under the terms of the Credit Facility. The Amended Credit Facility, absent consent of the banks, further restricts the ability of the Company to pay dividends on its Common Stock, in respect of quarterly periods beginning in 2001 to those in which the Company will achieve $35.0 in EBITDA (as defined). The Company and its banks amended the Credit Facility on November 8, 2000. The Second Amended and Restated Credit Agreement (the "Amended Credit Facility") is secured by substantially all of the Company's accounts receivables, inventories and equipment. Additionally, the Amended Credit Facility will provide for an immediate reduction in the overall commitment to $300.0 effective November 1, 2000; a reduction to $275.0 effective June 30, 2001 and a further reduction to $250.0 effective December 31, 2001. The Amended Credit Facility contains customary covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, restricted payments (dividends or repurchase of company common stock or other securities), mergers and acquisitions of subsidiaries. The Amended Credit Facility will also limit the amount available to the Company to the lesser of the then effective overall commitment or the aggregate borrowing base calculated as 75% of accounts receivables (after adjustment for the $100.0 securitization facility) plus 50% of inventories. As of November 7, 2000 the Company had outstanding borrowings of $270.0 and $30.0 was available for use under this facility. Borrowings under the facility will be at LIBOR plus a margin (200 to 325 basis points) depending upon the Company's ratio of funded debt to cash flows (as defined). Additionally the Company paid a fee of $.9 in connection with this amendment.

     The Notes mature on February 15, 2008. They are guaranteed by substantially all of the Company's current and future subsidiaries and contain certain covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, investments and mergers and acquisitions of subsidiaries.

     The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to the Receivable Securitization Facility is $100.0. The unpurchased portion of the MRC receivable portfolio is a restricted asset and effectively collateral for the benefit of the Purchaser. At September 30, 2000, the unpurchased portion of the MRC receivable was $59.1 and is included in accounts receivable on the consolidated balance sheet. The Company recorded $1.8 and $4.9; and $1.3 and $3.4 of expense attributable to the Receivable Securitization Facility for the three and nine months ended September 30, 2000 and 1999, respectively, which is included in interest and securitization expense on the consolidated statements of operations.

                                METALS USA, INC.

                        METALS USA, INC. AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.    STOCKHOLDERS' EQUITY

     During the six months ended June 30, 2000, the Company repurchased 1,544,993 shares. In June 2000, the Company retired all of its treasury stock, (2,006,443 shares), thereby reducing the number of outstanding shares by a like amount. No additional stock purchases have been made subsequent to June 30, 2000.

     On May 24, 2000, the Company announced its second quarterly dividend of $.03 per share, payable on July 12, 2000 to stockholders of record on June 19, 2000. On July 27, 2000, the Company announced its third quarterly dividend of $.03 per share, payable on October 11, 2000, to stockholders of record on August 18, 2000. On November 7, 2000, the Company announced its fourth quarterly dividend of $.03 per share, payable on January 11, 2001 to stockholders of record on November 17, 2000.

6.   COMMITMENTS AND CONTINGENCIES

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

       The following schedule sets forth the incurred costs by segment as of September 30, 2000:

    Plates and Shapes .........................................     $    1.1
    Flat Rolled  ..............................................          --
    Specialty Metals ..........................................          2.7
    Building Products .........................................           .3
                                                                    --------
         Total ................................................     $    4.1
                                                                    ========

       The Company expects to incur approximately $.9 during the next two quarterly reporting periods with respect to the personnel related costs. Approximately $4.5 of facility integration costs (substantially all of which relate to leasehold termination costs) will occur at various times over the next two quarterly reporting periods, of which approximately $3.0, attributable to Plates and Shapes and Building Products, are expected to occur during the fourth quarter of 2000. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed.

                                METALS USA, INC.

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

     The following table shows summarized financial information concerning the Company's reportable segments:

                                                                    AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------------------------------------------------
                                                                                                           CORPORATE,
                                                        PLATES AND                 SPECIALTY   BUILDING   ELIMINATIONS
                                                          SHAPES     FLAT ROLLED     METALS    PRODUCTS     AND OTHER       TOTAL
                                                        ----------   -----------   ---------   --------   ------------    --------
    2000:
        Net sales ...................................   $    597.9   $     452.9   $   437.1   $  133.6   $      (39.3)   $1,582.2
        Operating income (loss) .....................         41.1          15.7        15.4       10.5          (10.4)       72.3
        Total assets ................................        322.3         219.4       237.3      131.4          266.4     1,176.8
        Capital expenditures ........................         11.9           6.4         6.6        5.1            1.4        31.4
        Depreciation and amortization ...............          6.9           3.4         3.2        2.2            3.7        19.4

    1999:
        Net sales ...................................   $    502.9   $     329.8   $   403.8   $   91.6   $      (26.0)   $1,302.1
        Operating income (loss) .....................         37.6          25.6        21.2       10.1          (16.6)       77.9
        Total assets ................................        285.6         176.9       215.5       90.5          233.1     1,001.6
        Capital expenditures ........................          9.0           3.6         5.3        2.0            0.2        20.1
        Depreciation and amortization ...............          5.8           2.2         2.9        1.4            3.3        15.6

                                METALS USA, INC.

                        METALS USA, INC. AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.   SUPPLEMENTAL INFORMATION

   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         -------------------
                                                                                           2000       1999
                                                                                         --------   --------
       Supplemental cash flow information:
          Cash paid for interest .....................................................   $   39.4   $   32.2
          Cash paid for income taxes .................................................        4.2       18.3

       Non-cash investing and financing activities:
           Restricted cash obtained from Industrial Revenue Bond financing for
               construction of capital assets ........................................   $   --     $    4.7
          Acquisition of businesses:
          Fair value of assets acquired ..............................................   $   12.3   $   72.2
          Consideration given:
            Cash paid ................................................................        7.8       53.4
            Stock issued .............................................................       --         --
            Notes issued .............................................................       --          4.0
                                                                                         --------   --------
          Liabilities assumed ........................................................   $    4.5   $   14.8
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

RESULTS OF OPERATIONS - CONSOLIDATED

                                                   THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------    ---------------------------------------
                                                  2000       %        1999        %        2000        %         1999        %
                                                --------   -----    --------    -----    --------    -----     --------    -----
                                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
       Net sales ............................   $  510.1   100.0%   $  444.0    100.0%   $1,582.2    100.0%    $1,302.1    100.0%
          Cost of sales .....................      396.3    77.7%      328.1     73.9%    1,207.9     76.3%       967.2     74.3%
          Operating and delivery ............       56.1    11.0%       48.4     10.9%      169.0     10.7%       138.5     10.6%
          Selling, general and
             Administrative .................       36.3     7.1%       31.3      7.0%      113.6      7.2%        93.5      7.2%
          Depreciation and amortization .....        6.8     1.3%        5.6      1.3%       19.4      1.2%        15.6      1.2%
          Integration charge ................       --      --           9.4      2.1%       --       --            9.4      0.7%
                                                --------   -----    --------    -----    --------    -----     --------    -----
       Operating income .....................       14.6     2.9%       21.2      4.8%       72.3      4.6%        77.9      6.0%

          Interest and securitization expense       12.6     2.5%       10.2      2.3%       36.6      2.3%        29.1      2.2%
          Other income, net .................       --      --           (.3)      .1%       (1.6)     (.1)%        (.5)     0.0%
                                                --------   -----    --------    -----    --------    -----     --------    -----
       Income before income taxes ...........   $    2.0     0.4%   $   11.3      2.6%   $   37.3      2.4%    $   49.3      3.8%
                                                ========   =====    ========    =====    ========    =====     ========    =====

     CONSOLIDATED RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales increased $66.1 million, or 14.9%, from $444.0 million for the three months ended September 30, 1999 to $510.1 million for the three months ended September 30, 2000. This increase is primarily due to increased shipments for most of the Company's products and the acquisitions completed subsequent to September 1999.

     COST OF SALES. Cost of sales increased $68.2 million, or 20.8%, from $328.1 million for the three months ended September 30, 1999, to $396.3 million for the three months ended September 30, 2000. This increase is primarily due to increased shipments and higher costs of raw materials. As a percentage of net sales, cost of sales increased from 73.9% for the three months ended September 30, 1999 to 77.7% for the three months ended September 30, 2000. This percentage increase was primarily due to higher cost of raw materials.

     OPERATING AND DELIVERY. Operating and delivery expenses increased $7.7 million, or 15.9%, from $48.4 million for the three months ended September 30, 1999 to $56.1 million for the three months ended September 30, 2000. The increase in operating and delivery expenses was primarily due to increased shipments for most of the Company's products. As a percentage of net sales, operating and delivery expenses increased from 10.9% for the three months ended September 30, 1999 to 11.0% for the three months ended September 30, 2000. This percentage increase was primarily due to higher fuel costs.

                                METALS USA, INC.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5.0 million, or 16.0%, from $31.3 million for the three months ended September 30, 1999 to $36.3 million for the three months ended September 30, 2000. This increase in selling, general and administrative expenses was primarily attributable to increased volumes of product shipments and the acquisitions subsequent to September 1999. As a percentage of net sales, selling, general and administrative expenses was essentially unchanged from 7.0% for the three months ended September 30, 1999 to 7.1% for the three months ended September 30, 2000.

     OPERATING INCOME. Operating income decreased $6.6 million, or 31.1%, from $21.2 million for the three months ended September 30, 1999 to $14.6 million for the three months ended September 30, 2000. The 1999 amount has been reduced by the integration charge of $9.4 million. As a percentage of net sales, operating income decreased from 4.8% for the three months ended September 30, 1999 to 2.9% for the three months ended September 30, 2000. The decline in operating income was primarily due to higher shipments at lower average gross margins generated by the Flat Rolled Products Group. This percentage decrease was primarily due to the increased costs of raw materials.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $2.4 million, from $10.2 million for the three months ended September 30, 1999 to $12.6 million for the three months ended September 30, 2000. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions completed since September 1999, together with the increased working capital requirements attributable to the increased volume and to a lesser extent increased interest rates.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

     CONSOLIDATED RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales increased $280.1 million, or 21.5%, from $1,302.1 million for the nine months ended September 30, 1999 to $1,582.2 million for the nine months ended September 30, 2000. This increase is primarily due to increased shipments for most of the Company's products and the acquisitions completed subsequent to September 1999, partially offset by lower sales to the aerospace industry.

     COST OF SALES. Cost of sales increased $240.7 million, or 24.9%, from $967.2 million for the nine months ended September 30, 1999, to $1,207.9 million for the nine months ended September 30, 2000. The increase in cost of sales was primarily due to the increased shipments and acquisitions subsequent to September 1999. As a percentage of net sales, cost of sales increased from 74.3% for the nine months ended September 30, 1999 to 76.3% for the nine months ended September 30, 2000. This percentage increase was primarily due to higher cost of raw materials.

     OPERATING AND DELIVERY. Operating and delivery expenses increased $30.5 million, or 22.0%, from $138.5 million for the nine months ended September 30, 1999 to $169.0 million for the nine months ended September 30, 2000. The increase in operating and delivery expenses was primarily due to the increased shipments and acquisitions. As a percentage of net sales, operating and delivery expenses increased slightly from 10.6% for the three months ended September 30, 1999 to 10.7% for the three months ended September 30, 2000. This percentage increase is primarily due to higher fuel costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $20.1 million, or 21.5%, from $93.5 million for the nine months ended September 30, 1999 to $113.6 million for the nine months ended September 30, 2000. This increase in selling, general and administrative expenses was primarily attributable to acquisitions and increased volumes of product shipments. As a percentage of net sales, selling, general and administrative expenses remained unchanged at 7.2% for both periods.

     OPERATING INCOME. Operating income decreased $5.6 million, or 7.2%, from $77.9 million for the nine months ended September 30, 1999 to $72.3 million for the nine months ended September 30, 2000. The 1999 amount has been reduced by the integration charge of $9.4 million. The decrease in operating income was primarily attributable to

                                METALS USA, INC.

higher shipments at lower margins in the Flat Rolled Product Group together with the decline in the Company's sales to the aerospace industry. As a percentage of net sales, operating income decreased from 6.0% for the nine months ended September 30, 1999 to 4.6% for the nine months ended September 30, 2000. This percentage decrease was primarily due to higher cost of raw materials during the nine months ended September 30, 2000.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $7.5 million, or 25.8%, from $29.1 million for the nine months ended September 30, 1999 to $36.6 million for the nine months ended September 30, 2000. The increase in interest expense was primarily due to increased borrowings attributable to the debt assumed and the cash portion of the purchase price paid in connection with acquisitions completed since September 1999, together with the increased working capital requirements attributable to the increased volumes and to a lesser extent increased interest rates.

     OTHER INCOME, NET. Other income increased $1.1 million, from $.5 million for the nine months ended September 30, 1999 to $1.6 million for the nine months ended September 30, 2000. Other income for the nine months ended September 30, 2000 included a $1.2 million involuntary gain arising from an insurance settlement attributable to the fire at the Company's Butler, Indiana facility in the third quarter of 1999.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate primarily due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

RESULTS OF OPERATIONS - SEGMENT

     SEGMENT RESULTS-- THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------------------------------------
                                                             OPERATING              OPERATING
                                           NET               COSTS AND               INCOME                  CAPITAL      SHIPMENTS
                                          SALES      %        EXPENSES      %        (LOSS)        %       EXPENDITURES      (1)
                                         ------    -----     ---------    -----     ---------    -----     ------------   ---------
2000:                                                                       (DOLLARS IN MILLIONS)
Plates and Shapes ....................   $191.0     37.4%    $   181.4     36.6%    $     9.6     65.8%    $        1.4         327
Flat Rolled ..........................    145.3     28.5%        143.5     29.0%          1.8     12.3%             1.4         301
Specialty Metals .....................    141.1     27.7%        138.3     27.9%          2.8     19.2%             1.9          94
Building Products ....................     46.7      9.2%         43.1      8.7%          3.6     24.7%             0.5        --
Corporate, eliminations and other ....    (14.0)    (2.8)%       (10.8)    (2.2)%        (3.2)   (22.0)%            0.7         (17)
                                         ------    -----     ---------    -----     ---------    -----     ------------   ---------
   Total .............................   $510.1    100.0%    $   495.5    100.0%    $    14.6    100.0%    $        5.9         705
                                         ======    =====     =========    =====     =========    =====     ============   =========

1999:
Plates and Shapes ....................   $177.6     40.0%    $   164.7     39.0%    $    12.9     60.9%    $        4.3         327
Flat Rolled ..........................    116.2     26.1%        106.7     25.2%          9.5     44.8%             1.3         250
Specialty Metals .....................    129.0     29.1%        123.1     29.1%          5.9     27.8%             2.1          95
Building Products ....................     32.2      7.3%         27.9      6.6%          4.3     20.3%             1.0        --
Corporate, eliminations and other ....    (11.0)    (2.5)%         0.4      0.1%        (11.4)   (53.8)%            0.0         (19)
                                         ------    -----     ---------    -----     ---------    -----     ------------   ---------
   Total .............................   $444.0    100.0%    $   422.8    100.0%    $    21.2    100.0%    $        8.7         653
                                         ======    =====     =========    =====     =========    =====     ============   =========

(1) Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group

     PLATES AND SHAPES. Net sales increased $13.4 million, or 7.5%, from $177.6 million for the three months ended September 30, 1999 to $191.0 million for the three months ended September 30, 2000. Average realized prices for steel products increased approximately 7.5% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Material shipments were unchanged for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Operating costs and expenses increased $16.7 million, or 10.1%, from $164.7 million for the three months ended September 30, 1999 to $181.4 million for the three months ended September 30, 2000. Operating costs and expenses as a percentage of net sales increased from 92.7% for the

                                METALS USA, INC.

three months ended September 30, 1999 to 95.0% for the three months ended September 30, 2000. This percentage increase was primarily due to higher cost of raw materials. Operating income decreased by $3.3 million, or 25.6%, from $12.9 million for the three months ended September 30, 1999 to $9.6 million for the three months ended September 30, 2000. This decrease was primarily due to higher raw material costs. Operating income as a percentage of net sales decreased from 7.3% for the three months ended September 30, 1999 to 5.0% for the three months ended September 30, 2000.

     FLAT ROLLED. Net sales increased $29.1 million, or 25.0%, from $116.2 million for the three months ended September 30, 1999 to $145.3 million for the three months ended September 30, 2000. Average realized prices for steel products increased approximately 3.9% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Material shipments increased 20.4% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Net sales on a "same store" basis increased by 21.1%, due to a 17.7% increase in shipments. Operating costs and expenses increased $36.8 million, or 34.5%, from $106.7 million for the three months ended September 30, 1999 to $143.5 million for the three months ended September 30, 2000. Operating costs and expenses as a percentage of net sales, increased from 91.8% for the three months ended September 30, 1999 to 98.8% for the three months ended September 30, 2000. This percentage increase was primarily due to higher cost of raw material. Operating income decreased by $7.7 million, or 81.1%, from $9.5 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000. This decrease is primarily due to higher costs of raw material. Operating income as a percentage of net sales decreased from 8.2% for the three months ended September 30, 1999 to 1.2% for the three months ended September 30, 2000.

     SPECIALTY METALS. Net sales increased $12.1 million, or 9.4%, from $129.0 million for the three months ended September 30, 1999 to $141.1 million for the three months ended September 30, 2000. Excluding sales to the aerospace industry, average realized prices increased approximately 14.7% and shipments decreased 1.1% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Average realized prices and shipments of products to the aerospace industry decreased 19.1%, and 5.6% respectively, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Operating costs and expenses increased $15.2 million, or 12.3%, from $123.1 million for the three months ended September 30, 1999 to $138.3 million for the three months ended September 30, 2000. Operating costs and expenses as a percentage of net sales increased from 95.4% for the three months ended September 30, 1999 to 98.0% for the three months ended September 30, 2000. This percentage increase was primarily due to higher costs of raw materials. Operating income decreased by $3.1 million, or 52.5%, from $5.9 million for the three months ended September 30, 1999 to $2.8 million for the three months ended September 30, 2000. This decrease was primarily due to higher costs of raw materials. Operating income as a percentage of net sales decreased from 4.6% for the three months ended September 30, 1999 to 2.0% for the three months ended September 30, 2000.

     BUILDING PRODUCTS. Net sales increased $14.5 million, or 45.0%, from $32.2 million for the three months ended September 30, 1999 to $46.7 million for the three months ended September 30, 2000. The Allmet acquisition completed in the fourth quarter of 1999 accounted for substantially all of the increase in net sales. Operating costs and expenses increased $15.2 million, or 54.5%, from $27.9 million for the three months ended September 30, 1999 to $43.1 million for the three months ended September 30, 2000. This increase is primarily due to the Allmet acquisition and higher raw material costs. Operating costs and expenses as a percentage of net sales increased from 86.6% for the three months ended September 30, 1999 to 92.3% for the three months ended September 30, 2000. This percentage increase is primarily due to increased cost of raw materials. Operating income decreased by $.7 million, or 16.3%, from $4.3 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. A decline in demand for these products precluded the company from passing the higher raw material costs to the consumer. Operating income as a percentage of net sales decreased from 13.4% for the three months ended September 30, 1999 to 7.7% for the three months ended September 30, 2000. This percentage decrease was primarily due to higher raw material costs.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $8.2 million, from a loss of $11.4 million for the three months ended September 30, 1999 to a loss of $3.2 million for the three months ended September 30, 2000. This change is primarily due to the $9.4 million

                                METALS USA, INC.

integration charge recorded in the third quarter of 1999, partially offset by the increased cost of the Company's information technology initiatives and other general and administrative costs.

     SEGMENT RESULTS-- NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------------------------------
                                                             OPERATING              OPERATING
                                         NET                 COSTS AND               INCOME                  CAPITAL      SHIPMENTS
                                        SALES        %       EXPENSES       %        (LOSS)        %       EXPENDITURES      (1)
                                       --------    -----     ---------    -----     ---------    -------   ------------   ---------
2000:
Plates and Shapes ..................   $  597.9     37.8%    $   556.8     36.9%    $    41.1       56.8%  $       11.9       1,033
Flat Rolled ........................      452.9     28.6%        437.2     29.0%         15.7       21.7%           6.4         938
Specialty Metals ...................      437.1     27.6%        421.7     27.9%         15.4       21.3%           6.6         316
Building Products ..................      133.6      8.4%        123.1      8.2%         10.5       14.5%           5.1        --
Corporate, eliminations and other ..      (39.3)    (2.4)%       (28.9)    (2.0)%       (10.4)     (14.3)%          1.4         (73)
                                       --------    -----     ---------    -----     ---------    -------   ------------   ---------
   Total ...........................   $1,582.2    100.0%    $ 1,509.9    100.0%    $    72.3      100.0%  $       31.4       2,214
                                       ========    =====     =========    =====     =========    =======   ============   =========

1999:
Plates and Shapes ..................   $  502.9     38.7%    $   465.3     38.0%    $    37.6       48.2%  $        9.0         922
Flat Rolled ........................      329.8     25.3%        304.2     24.8%         25.6       32.9%           3.6         709
Specialty Metals ...................      403.8     31.0%        382.6     31.3%         21.2       27.2%           5.3         288
Building Products ..................       91.6      7.0%         81.5      6.7%         10.1       13.0%           2.0        --
Corporate, eliminations and other ..      (26.0)    (2.0)%        (9.4)    (0.8)%       (16.6)     (21.3)%          0.2         (39)
                                       --------    -----     ---------    -----     ---------    -------   ------------   ---------
   Total ...........................   $1,302.1    100.0%    $ 1,224.2    100.0%    $    77.9      100.0%  $       20.1       1,880
                                       ========    =====     =========    =====     =========    =======   ============   =========

     (1) Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group

     PLATES AND SHAPES. Net sales increased $95.0 million, or 18.9%, from $502.9 million for the nine months ended September 30, 1999 to $597.9 million for the nine months ended September 30, 2000. Average realized prices for steel products increased approximately 6.1% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Material shipments increased 12.0% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Operating costs and expenses increased $91.5 million, or 19.7%, from $465.3 million for the nine months ended September 30, 1999 to $556.8 million for the nine months ended September 30, 2000. Operating costs and expenses as a percentage of net sales increased from 92.5% for the nine months ended September 30, 1999 to 93.1% for the nine months ended September 30, 2000. Operating income increased by $3.5 million, or 9.3%, from $37.6 million for the nine months ended September 30, 1999 to $41.1 million for the nine months ended September 30, 2000. This increase is primarily due to increased sales volumes. Operating income as a percentage of net sales decreased from 7.5% for the nine months ended September 30, 1999 to 6.9% for the nine months ended September 30, 2000. The percentage decrease is primarily due to higher raw material costs.

     FLAT ROLLED. Net sales increased $123.1 million, or 37.3%, from $329.8 million for the nine months ended September 30, 1999 to $452.9 million for the nine months ended September 30, 2000. Average realized prices for steel products increased approximately 3.8% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Material shipments increased 32.3% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Net sales on a "same store" basis increased by 21.0%, due primarily to increased shipments. Operating costs and expenses increased $133.0 million, or 43.7%, from $304.2 million for the nine months ended September 30, 1999 to $437.2 million for the nine months ended September 30, 2000. This increase is primarily due to acquisitions and higher costs of raw materials. Operating costs and expenses as a percentage of net sales, increased from 92.2% for the nine months ended September 30, 1999 to 96.5% for the nine months ended September 30, 2000. Operating income decreased by $9.9 million, or 38.7%, from $25.6 million for the nine months ended September 30, 1999 to $15.7 million for the nine months ended September 30, 2000. This decrease is primarily due to higher costs of raw materials, partially offset by increased shipments. Operating income as a percentage of net sales decreased from 7.8% for the nine months ended September 30, 1999 to 3.5% for the nine months ended September 30, 2000.

                                METALS USA, INC.

     SPECIALTY METALS. Net sales increased $33.3 million, or 8.2%, from $403.8 million for the nine months ended September 30, 1999 to $437.1 million for the nine months ended September 30, 2000. Excluding sales in the aerospace industry, average realized prices increased approximately 6.5% and shipments increased 9.0% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Net sales and shipments to the aerospace industry decreased 41.6%, and 22.5% respectively, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Average realized sales prices for aerospace products were relatively unchanged for the period. Operating costs and expenses increased $39.1 million, or 10.2%, from $382.6 million for the nine months ended September 30, 1999 to $421.7 million for the nine months ended September 30, 2000. Operating costs and expenses as a percentage of net sales increased from 94.7% for the nine months ended September 30, 1999 to 96.5% for the nine months ended September 30, 2000. This percentage increase was primarily due to higher costs of raw materials. Operating income decreased by $5.8 million, or 27.4%, from $21.2 million for the nine months ended September 30, 1999 to $15.4 million for the nine months ended September 30, 2000. This decrease was primarily due to higher cost of raw materials coupled with the decline in the Company's sales to the aerospace industry subsequent to the first quarter of 1999. Operating income as a percentage of net sales decreased from 5.3% for the nine months ended September 30, 1999 to 3.5% for the nine months ended September 30, 2000.

     BUILDING PRODUCTS. Net sales increased $42.0 million, or 45.9%, from $91.6 million for the nine months ended September 30, 1999 to $133.6 million for the nine months ended September 30, 2000. The Allmet acquisition completed in the fourth quarter of 1999 accounted for substantially all of the increase in net sales. Operating costs and expenses increased $41.6 million, or 51.0%, from $81.5 million for the nine months ended September 30, 1999 to $123.1 million for the nine months ended September 30, 2000. This increase is primarily due to the Allmet acquisition and higher raw material costs. Operating costs and expenses as a percentage of net sales increased from 89.0% for the nine months ended September 30, 1999 to 92.1% for the nine months ended September 30, 2000. This increase is primarily due to higher cost of raw materials. Operating income increased by $.4 million, or 4.0%, from $10.1 million for the nine months ended September 30, 1999 to $10.5 million for the nine months ended September 30, 2000. This increase is primarily due to the Allmet acquisition. Operating income as a percentage of net sales decreased from 11.0% for the nine months ended September 30, 1999 to 7.9% for the nine months ended September 30, 2000. This decrease was primarily due to higher raw material costs.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss decreased by $6.2 million, from a loss of $16.6 million for the nine months ended September 30, 1999 to a loss of $10.4 million for the nine months ended September 30, 2000. This change is primarily due to the $9.4 million integration charge recorded in 1999, partially offset by the increased cost of the Company's information technology initiatives and other general and administrative costs.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     The Company generated $5.6 million and $54.1 million in net cash from operating activities for the nine months ended September 30, 2000 and 1999, respectively. Net cash used for investing activities was $28.1 million and net cash provided by investing activities was $14.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided from financing activities was $25.0 million and net cash used in financing activities was $69.5 million, for the nine months ended September 30, 2000 and 1999, respectively. The cash used for investing activities during the nine months ended September 30, 2000 included proceeds of $10.0 million from the sale of accounts receivable under the Company's securitization facility offset by cash used for acquisitions and capital expenditures. For the nine months ended September 30, 2000 and 1999, the cash provided by (used in) financing activities consisted primarily of borrowings/repayments on the Credit Facility. At September 30, 2000, the Company had cash of $7.2 million, working capital of $339.9 million and total debt of $481.4 million. At December 31, 1999, the Company had cash of $4.7 million, working capital of $305.4 million and total debt of $440.8 million. As of December 31, 1999 and September 30, 2000, the Company had $154.0 million and $99.0 million of borrowing availability under the Credit Facility. As of November 7, 2000, the Company had outstanding borrowings under the Credit Facility of $270.0 million, leaving $30.0 million available for use.

                                METALS USA, INC.

     The Company anticipates that its cash flow from operations (excluding acquisition requirements) will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years. The Company intends to retain the majority of its earnings to finance the expansion of its existing business and for general corporate purposes, including future acquisitions. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. As of November 1, 2000, the Company had $1.1 million available for the payment of dividends under the terms of the Credit Facility. On May 24, 2000, the Company announced its second quarterly dividend of $.03 per share, payable on July 12, 2000 to stockholders of record on June 19, 2000. On July 27, 2000, the Company announced its third quarterly dividend of $.03 per share, payable on October 11, 2000 to stockholders of record on August 18, 2000. On November 7, 2000, the company announced its fourth quarterly dividend of $.03 per share, payable on January 11, 2001 to stockholders of record on November 17, 2000.

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

     FINANCING ACTIVITIES

     During the six months ended June 30, 2000, the Company had repurchased 1,544,993 shares at an average price of $7.47 per share. In June 2000, the Company retired all of its treasury stock (2,006,443 shares), thereby reducing the number of outstanding shares by a like amount.

     The Company and its banks amended the Credit Facility on November 8, 2000. The Second Amended and Restated Credit Agreement (the "Amended Credit Facility") is secured by substantially all of the Company's accounts receivables, inventories and equipment. Additionally, the Amended Credit Facility will provide for an immediate reduction in the overall commitment to $300.0 million effective November 1, 2000; a reduction to $275.0 million effective June 30, 2001 and a further reduction to $250.0 million effective December 31, 2001. The Amended Credit Facility contains customary covenants restricting additional indebtedness, liens, transactions with affiliates, asset sales, restricted payments (dividends or repurchase of company common stock or other securities), mergers and acquisitions of subsidiaries. The Amended Credit Facility, absent consent of the banks, restricts the ability of the company to pay dividends on its Common Stock, in respect of quarterly periods beginning in 2001 to those in which the Company will achieve $35.0 million in EBITDA (as defined). The Amended Credit Facility will also limit the amount available to the Company to the lesser of the then effective overall commitment or the aggregate borrowing base calculated as 75% of accounts receivables (after adjustment for the $100.0 million securitization facility) plus 50% of inventories. As of November 7, 2000 the Company had outstanding borrowings of $270.0 million and $30.0 million was available for use under this facility. Borrowings under the facility will be at LIBOR plus a margin (200 to 325 basis points) depending upon the Company's ratio of funded debt to cash flows (as defined). Additionally the Company paid a fee of $.9 million in connection with this amendment.

                                METALS USA, INC.

     INTEREST RATE EXPOSURE

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt. At September 30, 2000, approximately 30.8% ($148.4 million) of the long-term debt was subject to variable interest rates. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of variable interest long-term debt. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $1.3 million on an annual basis. At September 30, 2000, the fair value of the Company's fixed rate debt is approximately $177.8 million based upon discounted future cash flows using current market prices and the fair value of the interest rate swap agreements is $.5 million. These agreements expire on November 15, 2000. These agreements reduced the Company's interest expense during the quarter ended September 30, 2000 by approximately $.5 million.

                                METALS USA, INC.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The Company is not a party to any litigation that management considers to be of a material nature.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS:

      10.1 Second Amendment to the Company's Amended and Restated Credit Agreement dated November 1, 2000, between Bank One, N.A, as agent and other financial institutions parties thereto as lenders

      10.2 Amendment No. 5 to the Company's Accounts Receivable Securitization Agreement, dated November 1, 2000 with Bank One, N.A.

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


                                                       METALS USA, INC.




                                                By: \S\  TERRY L. FREEMAN
                                                         Terry L. Freeman
                                                         Vice President and
Date:  November 9, 2000                              Chief Accounting Officer