Form 10-K
period 2000-12-31
METALS USA INC
filed 2001-04-02
CIK 1038363

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                      None.

                              --------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Based upon the March 15, 2001 New York Stock Exchange closing price of $3.02 per share, the aggregate market value of the Registrant's outstanding stock held by non-affiliates was approximately $88.9 million.

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

                                METALS USA, INC.

                                     PART I

Item 1. Business

General

      Metals USA, Inc. ("Metals USA") completed its initial public offering on July 11, 1997. Metals USA acquired, in exchange for cash and shares of its $.01 par value common stock, eight companies. Since that date, Metals USA has acquired numerous additional metal processing and distribution companies and businesses. The Company is engaged in the value-added processing and distribution of steel, aluminum and specialty metals, as well as manufacturing metal components. The acquired companies, on average, have been in business for over 40 years. Unless otherwise indicated, all references to the "Company" herein include the acquired companies and other entities wholly-owned by Metals USA, and references herein to "Metals USA" mean Metals USA, Inc.

      The Company purchases metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, the Company performs the customized, value-added processing services required to meet specifications provided by end-use customers. By providing these services, as well as offering inventory management and just-in-time delivery services, the Company enables its customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor, warehouse space and other expenses. The Company believes that fostering the development of long-term working relationships with key suppliers and customers enables it to reduce its customers' overall cost of manufactured metal products. In addition to its metals processing capabilities, the Company manufactures higher-value finished building products.

      The Company sells to over 65,000 customers in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The Company's broad customer base and its wide array of metals processing capabilities, products and services, coupled with its broad geographic coverage of the United States, reduces its susceptibility to economic fluctuations affecting any one industry or geographical area.

Industry Overview

      Companies operating in the metals industry can be generally characterized as: (i) primary metals producers, (ii) metals processors/service centers or
(iii) end-users. The Company believes that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals processors/service centers. Primary metals producers, which manufacture and sell large volumes of steel, aluminum and specialty metals in standard sizes and configurations, generally sell only to those large end-users and metals processors/service centers who do not require processing of the products and who can tolerate relatively long lead times. Metals processors/service centers offer services ranging from precision, value-added preproduction processing in accordance with specific customer demands, to storage and distribution of unprocessed metal products. These service centers function as intermediaries between primary metals producers and end-users, such as contractors and original equipment manufacturers ("OEMs"). End-users incorporate the processed metal into a product, in some cases without further modification.

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

                                METALS USA, INC.

      The current trend among primary metals producers is to focus on their core competency of high-volume production of a limited number of standardized metal products. This change in focus has been driven by metal producers' need to develop and improve efficient, volume-driven production techniques in order to remain competitive. As a result, during the past two decades, most of the primary producers have sold their service centers. Accordingly, most end-users are no longer able to obtain processed products directly from primary metals producers and have recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production cost by shifting the responsibility for preproduction processing to value-added metals processors/service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

      Value-added metals processors/service centers have also benefited from growing customer demand for inventory management and just-in-time delivery services. These supply-chain services, which are not normally available from primary metals producers, enable end-users to reduce material costs, decrease capital required for inventory and equipment and save time, labor and other expenses. In response to customer expectations, the more sophisticated value-added metals processors/service centers have acquired specialized and expensive equipment to perform customized processing and have installed sophisticated computer systems to automate order entry, inventory tracking, management sourcing and work-order scheduling. Additionally, some value-added metals processors/service centers have installed electronic data interchange ("EDI") between their computer systems and those of their customers to facilitate order entry, timely delivery and billing.

      These trends have resulted in value-added metals processors/service centers playing an increasingly important role in all segments of the metals industry. Metals processors/service centers now serve the needs of over 300,000 OEMs and fabricators nationwide.

Company Organization

      During 1998, the Company organized into four product groups: Plates and Shapes, Flat Rolled, Specialty Metals and Building Products. In early 2001, the Company announced a change in the organization to improve operational efficiencies and reduce administrative costs, which resulted in a reduction in the number of product groups to three. The Flat Rolled Group will expand to include all flat rolled processing operations of specialty metals and carbon steel in a single business unit. Similarly, the non-flat rolled operations of the former Specialty Metals Group will be included in an expanded Plates and Shapes Group. This new structure will provide opportunities for increased efficiency and cost savings as well as improved customer service. Each group is led by an experienced entrepreneurial-focused executive, who is supported by a professional staff in finance, purchasing and sales and marketing. This product-oriented organizational structure facilitates the efficient advancement of the Company's goals and objectives to achieve operational synergies, focused capital investment and improved working capital turnover. The following descriptions reflect the reorganization of the product groups.

      Plates and Shapes

      Plates and Shapes has current annualized revenues of approximately $965 million and 52 locations throughout the United States. This operating segment sells carbon steel products such as wide-flange beams, plate, tubular, angles and other structural shapes as well as many specialty metals products including stainless steel, ductile iron, brass, copper, aluminum, magnesium and titanium. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, sawing, cambering/leveling, punching, drilling, beveling, surface grinding, bending, shearing, cut-to-length and T-splitting. Plates and Shapes sells to over 43,000 individual customers in a

                                METALS USA, INC.

number of industries predominantly in the fabrication, construction, machinery and equipment, transportation, aerospace, electronics and energy industries.

      Flat Rolled

      Flat Rolled has current annualized revenues of approximately $937 million and 29 locations in the mid-west, south and southwest regions of the United States. This operating segment sells a number of products including carbon steel, stainless, aluminum, brass and copper in a variety of alloy grades and sizes. Steel mills generally ship carbon steel in sizes less than a quarter of an inch in thickness in continuous coils that typically weigh forty to fifty thousand pounds each. Few customers can handle steel in this form. Accordingly, substantially all of the carbon steel material as well as the nonferrous materials sold by Flat Rolled undergo additional processing prior to customer delivery. Processing services include slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

      Flat Rolled sells to over 10,000 individual customers in a variety of industries, predominantly in the electrical manufacturing, fabrication, furniture, appliance manufacturers, machinery and equipment and transportation industries.

      Building Products

      Building Products has current annualized revenues of approximately $170 million and 63 locations throughout the southeast, southwest and western regions of the United States. This operating segment sells a number of finished products that are both cost and energy efficient for use in residential applications such as sunrooms, roofing products, awnings and solariums. Commercial uses of these products include large area covered canopies, awnings and covered walkways. Building Products sells to over 14,000 individual customers predominantly in construction, wholesale trade and building material industries.

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

      The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive. In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities, or they can not economically justify the investment in equipment. As a result, smaller companies are finding it increasingly difficult to compete as present industry trends continue, and the Company believes these businesses represent potential acquisition candidates.

                                METALS USA, INC.

Strategy

      The Company's objective is to become the leading national value-added metals processor/service center, to manufacture higher-value components from processed metals. The principal components of the Company's growth plan are to improve operating margins and accelerate internal sales growth. Management plans to achieve these objectives as described in the following paragraphs.

      Improving Operating Margins

      The Company believes there are significant opportunities to realize operating efficiencies and increase the Company's profitability. The key components of this strategy are:

      Increase Operating Efficiencies. The Company believes that its position in the industry presents significant opportunities to achieve operating efficiencies and cost savings. The Company intends to use its increased purchasing power to gain volume discounts and to develop more effective inventory management systems. The Company expects to obtain measurable cost savings in such areas as vehicle leasing and maintenance, information systems and purchasing through contractual relationships with key suppliers. Moreover, the Company continues to review its operating and training programs at the local and regional levels to identify those "best practices" that can be successfully implemented throughout its operations. As primary metals producers and end-users continue to follow the industry trend of outsourcing processing and distribution services to value-added metals processors/services centers, the Company expects to increase asset utilization, particularly of its metals processing machinery, and realize increased efficiencies and economies of scale.

      Control Overhead Costs. The Company has undertaken several administrative moves as part of an ongoing effort to control overhead costs. These include standardization and consistency in information systems, procurement processes, and employee benefit programs. Additionally, arrangements with suppliers are being developed that will also help reduce costs.

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

      Add New Customers. The Company believes that there are numerous OEMs not currently served by the Company that could reduce their production costs by taking advantage of the Company's processing, inventory management and other services. Many of these OEMs currently perform in-house metals processing tasks and maintain significant inventories of metal. The Company believes that it can demonstrate to these OEMs the cost savings achievable through the use of the Company's processing, inventory management and other

                                METALS USA, INC.

services.

      The Company also has implemented a Company-wide marketing program that will use professional marketing services and adopt "best practices" throughout its operations to identify, obtain and maintain new customers. In addition, the Company intends to increase its visibility through trade shows, trade associations, publications and telemarketing.

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

      The Company buys steel and aluminum from integrated mills and mini-mills and certain specialty metals from foundries. The Company purchases its raw materials in anticipation of projected customer requirements based on interaction with, and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of steel, aluminum and specialty metals in standard sizes and configurations to large volume purchasers. For example, flat rolled steel is normally sold by mills in coils, typically weighing between forty and fifty thousand pounds. The Company processes the metals to the precise thickness, length, width, shape, temper and surface quality specified by its customers. Value-added processes provided by the Company include:

      o Slitting-- the cutting of coiled metals to specified widths along the length of the coil.

      o Shearing and cutting to length-- the cutting of metals into pieces and along the width of a coil to create sheets or plates.

      o Precision blanking-- the process in which flat rolled metal is cut into precise two-dimensional shapes.

      o Laser, flame and plasma cutting-- the cutting of metals to produce various shapes according to customer-supplied drawings.

      o Leveling -- the flattening of metals to uniform tolerances for proper machining.

      o     Sawing -- the cutting to length of bars, tubular goods and beams.

      o Pickling-- a chemical treatment to improve surface quality by removing the oxidation and scale which develops on the metal shortly after it is hot-rolled.

      o     Tee-splitting-- the splitting of metal beams.

      o Plate forming and rolling-- the forming and bending of plates to cylindrical or required specifications.

                                METALS USA, INC.

      o Edge trimming-- a process that removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

      o Cambering -- the bending of structural steel to improve load-bearing capabilities.

      o Metallurgy-- the analysis and testing of the physical and chemical composition of metals.

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

      Once an order is received, the appropriate inventory is selected and scheduled for processing in accordance with the customer's requirements and specified delivery date. Orders are monitored by the Company's computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material. The Company's computer systems record the source of all metal shipped to customers. This enables the Company to identify the source of any metal which may later be shown to not meet industry standards or that fails during or after manufacture. This capability is important to the Company's customers as it allows them to assign responsibility for non-conforming or defective metal to the mill or foundry that produced the metal. Many of the products and services provided by the Company can be ordered and tracked through a web-based electronic network that directly connects the Company's computer system to those of its customers.

      A majority of the Company's orders are filled within 24-48 hours. This is accomplished through the Company's special inventory management programs, which permit the Company to deliver processed metals in accordance with the just-in-time inventory programs of its customers. The Company is required to carry sufficient inventory of raw materials to meet the short lead time and just-in-time delivery requirements of its customers.

      While the Company ships products throughout the United States, most of its customers are located within a 250-mile radius of the Company's facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. The Company transports most of its products directly to its customers either with its own trucks for short-distance and/or multi-stop deliveries or through common or contract trucking companies.

      The Company has quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability. Of the Company's facilities, 22 have International Standards Organization ("ISO") 9002 certification, while all others are actively working on their certification. Management believes that the Company's emphasis on quality assurance is a distinct competitive advantage and is increasingly important to customers seeking to establish relationships with their key suppliers.

Sources of Supply

      In recent years, steel, aluminum, copper and other metals production in the United States has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead times for, some products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow the Company to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease

                                METALS USA, INC.

becomes effective. The Company's purchasing decisions are based on its forecast of the availability of metal products, ordering lead times and pricing, as well as its prediction of customer demand for specific products.

      The Company purchases steel, aluminum and other metals from domestic and foreign integrated mills and mini-mills and specialty metals from foundries. The Company's domestic steel suppliers include Nucor Corp., LTV Steel Co., Bethlehem Steel Corp., National Steel Corp., Bayou Steel, AmeriSteel, Chaparral Steel and Ipsco Steel. Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers. Since most metals are shipped F.O.B., the mill and the transportation of metals is a significant cost factor. The Company seeks to purchase metals to the extent possible, from the nearest mill, but will use a more distant mill when it offers a lower delivered price. The Company believes that it can purchase raw materials in sufficient quantities to permit it to realize purchasing economies and discounts from its suppliers. The Company believes it is not materially dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

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

      The Company employs a sales force consisting of "inside" and "outside" salespeople. "Inside" salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Increasingly, these "inside" salespeople have been given responsibility for telemarketing to potential customers. The Company's "outside" sales force is primarily responsible for identifying potential customers and calling on them to explain the Company's services. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by the Company's customers. The Company believes that its high level of interaction with its customers provides it with meaningful feedback and information about sales opportunities.

      Nearly all sales by the Company are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends the Company and several competitors a list of products required and the Company submits a bid on each product.

      The Company has a diverse customer base of more than 65,000 customers, with no single customer accounting for more than 1% of the Company's revenues in 2000. The Company believes that its long-term relationships with many of its customers contribute significantly to its success.

                                METALS USA, INC.

Competition

      The Company is engaged in a highly fragmented and competitive industry. Competition is based on price, product quality, service, and timeliness of delivery and geographic proximity. The Company competes with a large number of other metals processors/service centers on a regional and local basis, some of which may have greater financial resources than the Company, and several of which are publicly-held companies. The Company also competes to a lesser extent with primary metals producers, who typically sell directly to only very large customers requiring regular shipments of large volumes of metals. The Company may also face competition for acquisition candidates from these publicly-held companies, most of whom have acquired a number of metals service center businesses during the past decade. Other smaller metals processors/service centers may also seek acquisitions from time to time.

      The Company believes that it will be able to compete effectively because of its significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale. The Company seeks to differentiate itself from its competition in terms of service and quality by investing in systems and equipment, training and offering a broad range of products and services, as well as through its entrepreneurial culture and decentralized operating structure.

      In March of 2000, the Company formed a new subsidiary, i-Solutions Direct, Inc. ("i-Solutions") to develop the Company's integrated supply services and web-based e-commerce initiative. i-Solutions has created a web-based supply system to support a Department of Defense contract using technology from Oracle Corp. and is now engaged in developing and implementing an internet-based supply chain solution for private sector companies. The Company's experience gained from having successfully implemented the Department of Defense contract has facilitated the development of a system for its customers which reduces costs and errors in metal procurement activities and will permit them to move closer to a true "just-in-time" inventory management program.

      During the past two years, the Company has recognized the development of a number of different metal supply related e-commerce initiatives. Although the Company has not joined any of these third party initiatives, it is actively involved in its own e-commerce initiative and continues to evaluate the business-to-business internet marketplace for both raw materials and value-added metals processing services. While the Company believes that its e-commerce initiatives will ultimately build stronger customer relationships, the Company is unable to predict the future impact of web-based e-commerce on its results of operations or financial position.

Government Regulation and Environmental Matters

      The Company's operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials the Company uses in its operations include lubricants, cleaning solvents and sulfuric acid (used in pickling operations at two of its facilities).

      The Company's management believes that the Company is in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties owned or leased by the Company are located in areas with a history of heavy

                                METALS USA, INC.

industrial use, of which are on or near sites listed on the CERCLA National Priority List. The Company has a number of leased properties located in or near industrial or light industrial use areas; and accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, the Company is not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, there can be no assurance that the Company will not be notified of such claims with respect to its existing leased or owned properties in the future.

      Prior to entering into any agreements with acquisition targets, the Company evaluates the properties owned or leased by the target and engages an independent environmental consulting firm to conduct or review assessments of environmental conditions at each property. Although no environmental claims have been made against the Company and it has not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that the Company could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, the Company could incur substantial litigation costs to prove that it is not responsible for the environmental damage. The Company has obtained limited indemnities from the former stockholders of the acquired companies whose facilities are located at or near contaminated sites. The Company believes that these indemnities will be adequate to protect it from a material adverse effect on its consolidated financial condition, results of operations or liquidity, should the Company be held responsible for a share of any clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and there can be no assurance that these limited indemnities will fully protect the Company.

Management Information Systems

      During 1998, the Company initiated a plan to reduce the disparity between the management information systems used by its subsidiaries, as historically the subsidiary companies had used a number of different systems. The principal system chosen for the Company's Plates and Shapes and Flat Rolled service centers is "Stelplan" which is a product marketed and distributed by Invera, Inc. Stelplan is a completely integrated system designed specifically for the service center industry. By year-end 2001, the majority of the Company's Plates and Shapes and Flat Rolled service centers will be operating on the Stelplan platform. The Company has recently begun a similar common platform initiative in the Building Products Group as well. Nine of the Company's subsidiaries currently use EDI through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of the subsidiaries also use computer aided drafting systems to directly interface with computer controlled
(CNC) metal processing equipment, resulting in more efficient use of material and time.

      The Company believes the investment in uniform management information systems and computer aided manufacturing technology will permit management to respond quickly and proactively to our customers' needs and service expectations. These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

      The Company employs approximately 4,700 persons. As of December 31, 2000, approximately 600 employees at 19 sites were members of one of six unions: the United Steelworkers of America; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International

                                METALS USA, INC.

Brotherhood of Teamsters; Local 40 of the Glass, Molders, Pottery, Plastic & Allied Workers International Union; United Auto Workers; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. The Company's relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at one facility, which involved 26 employees and lasted two days. The Company is currently a party to 18 collective bargaining agreements, which expire at various times. Collective bargaining agreements expiring in 2001, 2002, 2003 and 2004 cover 188, 346, 45, and 24 employees, respectively. Historically, the Company has succeeded in negotiating new collective bargaining agreements without a strike.

      From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of high unemployment, turnover among less skilled workers can be relatively high. The Company believes that its relations with its employees are good.

Vehicles

      The Company operates a fleet of owned or leased trucks and trailers, as well as forklifts and support vehicles. It believes these vehicles generally are well maintained and adequate for the Company's current operations. The Company expects it will be able to purchase or lease vehicles at lower prices due to its combined purchasing and leasing volume.

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

Safety

      The Company's goal is to provide an accident-free workplace and is committed to continuing and improving upon each facilities' focus and emphasis on safety in the workplace. The Company currently has a number of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safe work procedures. The Company is actively developing a comprehensive "best practices" safety program to be implemented throughout its operations to ensure that all employees comply with safety standards established by the Company, its insurance carriers and federal, state and local laws and regulations. This program is being led by a professional safety manager at the Corporate office, with the assistance of each of the Company's product group presidents, executive officers and industry consultants with expertise in workplace safety.

                                METALS USA, INC.

Item 2. Properties

      The Company operates a number of metals processing facilities in the Plates and Shapes and Flat Rolled Groups that are used to receive, warehouse, process and ship metals. These facilities use various metals processing and materials handling machinery and equipment. The Company's Building Products Group operates several facilities where it processes metals into various building products. These service center facilities are as follows:

                                                                                              Square      Owned/
                                                                     Location                Footage      Leased
                                                              --------------------------     -------      ------
Plates and Shapes Group

Northeast Plates and Shapes .............................     Baltimore, Maryland              65,000     Leased
                                                              Seekonk, Massachusetts          115,000     Owned
                                                              Camden, New Jersey              143,000     Leased
                                                              Newark, New Jersey               81,000     Leased
                                                              Ambridge, Pennsylvania          200,000     Leased
                                                              Leetsdale, Pennsylvania         239,000     Leased
                                                              Philadelphia, Pennsylvania       70,000     Leased
                                                              Philadelphia, Pennsylvania      120,000     Leased
                                                              Philadelphia, Pennsylvania       85,000     Owned
                                                              Philadelphia, Pennsylvania       45,000     Leased
                                                              York, Pennsylvania              109,000     Leased
North Central Plates and Shapes .........................     Chicago, Illinois               160,000     Leased
                                                              North Canton, Ohio              110,000     Leased
                                                              Milwaukee, Wisconsin            159,000     Leased
South Central Plates and Shapes .........................     Kansas City, Missouri*          126,000     Owned
                                                              Enid, Oklahoma                  112,000     Leased
                                                              Muskogee, Oklahoma*             229,000     Owned
                                                              Dallas, Texas                   104,000     Owned
Southeast Plates and Shapes .............................     Attalla, Alabama                 53,000     Owned
                                                              Birmingham, Alabama             125,000     Owned
                                                              Mobile, Alabama                 214,000     Owned
                                                              Muscle Shoals, Alabama          104,000     Owned
                                                              Ft. Lauderdale, Florida          27,000     Leased
                                                              Jacksonville, Florida            60,000     Owned
                                                              Lakeland, Florida               120,000     Owned
                                                              Oakwood, Georgia                206,000     Owned
                                                              Greenville, Kentucky             56,000     Owned
                                                              Waggaman, Louisiana             226,200     Owned
                                                              Columbus, Mississippi            45,000     Owned
                                                              Greensboro, North Carolina*     115,000     Owned
                                                              Wilmington, North Carolina      178,000     Leased
                                                              Wilmington, North Carolina       45,000     Leased
                                                              Chesapeake, Virginia             62,000     Leased
Southwest Plates and Shapes west Plates and Shapes ......     Hayward, California              64,000     Leased
                                                              Lafayette, Louisiana             32,000     Owned
                                                              Shreveport, Louisiana            69,000     Leased
                                                              Houston, Texas                  263,500     Owned

                                METALS USA, INC.

                                                                                             Square        Owned/
                                                                     Location               Footage       Leased
                                                            -----------------------------------------------------
Southwest Plates and Shapes west Plates and Shapes .....    San Antonio, Texas               89,000        Owned
Specialty Plates and Shapes ............................    Orlando, Florida                 23,000        Leased
                                                            Broadview, Illinois              61,000        Leased
                                                            Hazel Park, Michigan             73,000        Owned
                                                            Kentwood, Michigan               12,000        Leased
                                                            St. Louis, Missouri              18,000        Leased
                                                            Newark, New Jersey               41,000        Leased
                                                            Greensboro, North Carolina       62,000        Leased
                                                            Salisbury, North Carolina        24,000        Leased
                                                            Cleveland, Ohio                  12,000        Leased
                                                            Moraine, Ohio                    21,000        Owned
i-Solutions ............................................    Whittier, California             42,000        Leased
                                                            Fort Lauderdale, Florida          9,000        Leased
                                                            Yardley, Pennsylvania            11,000        Leased
Metals Aerospace International .........................    Santa Monica, California         50,000        Leased

Flat Rolled Group

Carbon Flat Rolled .....................................    Granite City, Illinois          300,000        Leased
                                                            Madison, Illinois               150,000        Owned
                                                            Butler, Indiana                 200,000        Owned
                                                            Jeffersonville, Indiana*         90,000        Owned
                                                            Walker, Michigan                 50,000        Owned
                                                            Randleman, North Carolina*      110,000        Owned
                                                            Springfield, Ohio                96,000        Owned
                                                            Wooster, Ohio*                  140,000        Owned
                                                            Youngstown, Ohio                 85,000        Leased
                                                            Chattanooga, Tennessee           60,000        Owned
                                                            Houston, Texas                  207,000        Owned
Contract Manufacturing .................................    Eagan, Minnesota                 21,000        Leased
                                                            High Point, North Carolina       45,000        Leased
                                                            Forest, Virginia                 50,000        Leased
                                                            Milwaukee, Wisconsin             37,000        Leased
Specialty Flat Rolled ..................................    New Hope, Minnesota              19,000        Leased
                                                            Germantown, Wisconsin            90,000        Owned
                                                            Horicon, Wisconsin*             103,000        Leased
                                                            Wichita, Kansas                  24,000        Leased
                                                            Liberty, Missouri                84,000        Leased
                                                            Mokena, Illinois                 21,000        Leased
                                                            Northbrook, Illinois            187,000        Owned
                                                            Brooklyn Center, Minnesota       19,000        Leased
                                                            Boise, Idaho                     26,000        Leased
                                                            Billings, Montana                10,000        Leased
                                                            Eugene, Oregon                   33,000        Owned

                                METALS USA, INC.

                                                                                              Square         Owned/
                                                                            Location          Footage        Leased
                                                            -------------------------------------------------------
Specialty Flat Rolled ................................      Portland, Oregon                  111,000        Leased
                                                            Seattle, Washington                80,000        Owned
                                                            Spokane, Washington                49,000        Owned

Building Products Group                                     Phoenix, Arizona                  111,000        Leased
                                                            Brea, California                   46,000        Leased
                                                            Buena Park, California             73,000        Leased
                                                            Corona, California                 38,000        Leased
                                                            Hayward, California                24,000        Leased
                                                            Ontario, California                18,000        Leased
                                                            Rancho Cordova, California         24,000        Leased
                                                            Groveland, Florida                327,000        Leased
                                                            Leesburg, Florida                  40,000        Leased
                                                            Leesburg, Florida                  76,000        Leased
                                                            Leesburg, Florida                  69,000        Owned
                                                            Pensacola, Florida                 48,000        Leased
                                                            Stone Mountain, Georgia            60,000        Leased
                                                            Kansas City, Missouri              58,000        Leased
                                                            Las Vegas, Nevada                  42,000        Leased
                                                            Las Vegas, Nevada                  39,000        Leased
                                                            Irmo, South Carolina               38,000        Leased
                                                            Houston, Texas                    165,000        Owned
                                                            Houston, Texas                    220,000        Leased
                                                            Houston, Texas                    142,000        Owned
                                                            Mesquite, Texas                   200,000        Leased
                                                            Pacific, Washington                39,000        Leased

-----------
* These facilities are subject to liens with respect to certain Industrial Development Board debt agreements. All of the remaining owned facilities are pledged as collateral for the Company's Senior Secured Debt.

      In addition to the service center facilities listed above, the Company's Building Products Group also operates 41 sales and distribution centers throughout the western, southwestern and southeastern United States. These facilities, which are all leased, generally range in size from 5,000 square feet to 20,000 square feet. Many of the Company's facilities are capable of being used at higher capacities, if necessary. The Company believes that its facilities will be adequate for the expected needs of its existing businesses over the next several years.

                                METALS USA, INC.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock has traded on the New York Stock Exchange since July 11, 1997. The following table sets forth the high and low sale prices for the Common Stock for the period from January 1, 1998 through March 14, 2001.

                                                             High         Low
                                                             ----         ---
      1998:

             January 1, 1998 to March 31, 1998 .......    $   19.25    $   14.00
             April 1, 1998 to June 30, 1998 ..........    $   20.13    $   16.50
             July 1, 1998 to September 30, 1998 ......    $   18.00    $    8.75
             October 1, 1998 to December 31, 1998 ....    $   11.00    $    6.56
      1999:
             January 1, 1999 to March 31, 1999 .......    $   10.50    $    8.00
             April 1, 1999 to June 30, 1999 ..........    $   13.50    $    8.13
             July 1, 1999 to September 30, 1999 ......    $   13.00    $    9.00
             October 1, 1999 to December 31, 1999 ....    $   10.13    $    7.44
      2000:
             January 1, 2000 to March 31, 2000 .......    $    9.75    $    6.45
             April 1, 2000 to June 30, 2000 ..........    $    6.97    $    4.06
             July 1, 2000 to September 30, 2000 ......    $    5.17    $    2.91
             October 1, 2000 to December 31, 2000 ....    $    3.38    $    1.92
      2001:
             January 1, 2001 to March 14, 2001 .......    $    3.84    $    2.63


      The Company believes there are approximately 1,600 stockholders of record of the Company's Common Stock as of December 31, 2000.

      The Company intends to retain the majority of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including any future acquisitions. During 2000, the Company declared four quarterly dividends of $0.03 per share. Three of these quarterly dividends were paid during 2000. The fourth quarterly dividend was declared on November 13, 2000 and was paid on January 11, 2001 to stockholders of record on November 17, 2000. Both the revolving credit facility and the indenture governing the Company's 8 5/8% Senior Subordinated Notes contain restrictions as to the payment of dividends. Under the most restrictive of these covenants, the Company had $1.1 million available for the payment of dividends at December 31, 2000.

                                METALS USA, INC.

Item 6. Selected Financial Data

      The following historical consolidated financial information should be read in conjunction with the audited historical Consolidated Financial Statements of Metals USA, Inc. and Subsidiaries and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data." The historical consolidated financial information for the fiscal years ended 1996 through 2000 reflects the historical financial statements of Metals USA, restated for the effects of the business combinations which were accounted for as "poolings-of-interests," and the remaining acquired companies from their respective acquisition dates.

                                                                         Years Ended December 31,
                                                    ---------------------------------------------------------------
                                                       2000          1999         1998          1997        1996
                                                    ---------     ---------     ---------     ---------   ---------
                                                                 (In millions, except per share amounts)
Statements of Operations Data:
   Net sales ...................................    $ 2,021.6     $ 1,745.4     $ 1,498.8     $   537.6   $   265.6
   Cost of sales ...............................      1,551.2       1,289.3       1,135.1         414.9       204.0
   Operating and delivery ......................        222.2         190.5         145.8          53.7        25.4
   Selling, general and administrative .........        150.8         128.4         104.7          41.1        21.4
   Depreciation and amortization ...............         26.0          21.2          16.4           5.6         3.7
   Integration charge ..........................           --           9.4            --            --          --
   Operating income ............................         71.4         106.6          96.8          22.3        11.1
   Interest and securitization expense .........         50.5          40.0          30.9           5.0         1.8
   Other income, net ...........................         (1.6)          (.7)         (1.6)          (.5)        (.6)
   Income before income taxes ..................         22.5          67.3          67.5          17.8         9.9
   Net income ..................................         11.7          39.8          40.0           7.5         4.5
   Earnings per share ..........................    $     .32     $    1.04     $    1.09     $     .33   $     .38
   Earnings per share - assuming dilution ......    $     .32     $    1.04     $    1.07     $     .33   $     .38
   Number of common shares used in the per share
      calculations:
      Earnings per share .......................         36.8          38.1          36.7          22.5        11.8
      Earnings per share - assuming dilution ...         37.0          38.4          37.3          22.9        11.8

                                                                         Years Ended December 31,
                                                    ---------------------------------------------------------------
                                                       2000          1999         1998          1997        1996
                                                    ---------     ---------     ---------     ---------   ---------
                                                                           (In millions)
Balance Sheet Data:
   Working capital .............................    $   344.8     $   305.4     $   414.3     $   191.5   $    51.6
   Total assets ................................      1,104.8       1,049.3       1,026.4         479.1       107.3
   Long-term debt, less current portion ........        489.9         434.7         502.6         167.1        24.6
   Stockholders' equity ........................        375.1         379.4         341.6         226.5        57.5
   Dividends declared(1) .......................          4.5            --            --            --          --

---------

(1) Exclusive of pre-acquisition distributions of S Corporations. The Company declared four quarterly dividends of $.03 per share during the year ended December 31, 2000.

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

Introduction

      The Company's net sales are derived from the processing and distribution of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. Most of the metal sold by the Company is processed in some form. The Company processes various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. In addition, the Company manufactures finished building products for commercial and residential applications and machines certain specialty metals. See Item 1. "Business" for further discussion of the Company's organization and business plan.

Results of Operations

      Consolidated Results

      The following historical financial information reflects the historical financial statements of Metals USA, restated for the effects of certain business combinations accounted for as "poolings-of-interests" and the remaining acquired companies from their respective acquisition dates.

                                                                         Years Ended December 31,
                                                   ------------------------------------------------------------------
                                                     2000         %         1999        %        1998             %
                                                   --------     -----     --------    -----     --------        -----
                                                                  (in millions, except percentages)
Net sales .....................................    $2,021.6     100.0%    $1,745.4    100.0%    $1,498.8        100.0%
Operating costs and expenses:
      Cost of sales ...........................     1,551.2      76.7%     1,289.3     73.9%     1,135.1         75.7%
      Operating and delivery ..................       222.2      11.0%       190.5     10.9%       145.8          9.7%
      Selling, general and administrative .....       150.8       7.5%       128.4      7.4%       104.7          7.0%
      Depreciation and amortization ...........        26.0       1.3%        21.2      1.2%        16.4          1.1%
      Integration charge ......................          --        --          9.4       .5%          --           --
                                                   --------       ---     --------      ---     --------          ---
Operating income                                       71.4       3.5%       106.6      6.1%        96.8          6.5%
Interest and securitization expense ...........        50.5       2.5%        40.0      2.3%        30.9          2.1%
Other income, net .............................        (1.6)      (.1)%        (.7)     (.1)%       (1.6)         (.1)%
Income before income taxes ....................    $   22.5       1.1%    $   67.3      3.9%    $   67.5          4.5%
                                                   ========       ===     ========      ===     ========          ===

      Results for 2000 Compared to 1999

      Net sales. Net sales increased $276.2 million, or 15.8%, from $1,745.4 million in 1999 to $2,021.6 million in 2000. The increase in net sales was due to the full year effect of the 1999 acquisitions in 2000, together with unit volume growth in the other subsidiaries. Material shipments for steel products increased

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

14.1% and average realized prices increased by about 1.7% in 2000 compared to 1999. The full year effect of the 1999 acquisitions accounted for the substantial portion of the increase in material shipments. See "-- Segment Results" for additional information.

      Cost of sales. Cost of sales increased $261.9 million, or 20.3%, from $1,289.3 million in 1999 to $1,551.2 million in 2000. The increase in cost of sales was principally due to the full year effect of the 1999 acquisitions described above. As a percentage of net sales, cost of sales increased from 73.9% in 1999 to 76.7% in 2000. This percentage increase was principally due to higher costs of raw materials.

      Operating and delivery. Operating and delivery expenses increased $31.7 million, or 16.6%, from $190.5 million in 1999 to $222.2 million in 2000. The increase in operating and delivery expenses was principally due to the full year effect of the 1999 acquisitions described above. As a percentage of net sales, operating and delivery expenses remained fairly constant at 10.9% in 1999 and 11.0% in 2000.

      Selling, general and administrative. Selling, general and administrative expenses increased $22.4 million, or 17.4%, from $128.4 million in 1999 to $150.8 million in 2000. This increase in selling, general and administrative expenses was primarily attributable to the full year effect of the 1999 acquisitions described above, net of the savings realized from the integration plan. As a percentage of net sales, selling, general and administrative expenses remained fairly constant at 7.4% in 1999 and 7.5% in 2000.

      Operating income. Operating income decreased $35.2 million, or 33.0%, from $106.6 million in 1999 to $71.4 million in 2000. Exclusive of the integration charge in 1999, operating income decreased by $44.6 million, or 38.4%. The decrease in operating income was primarily attributable to higher costs of raw materials, as other costs and expenses remained relatively constant as a percentage of net sales. Operating income as a percentage of net sales, decreased from 6.1% in 1999 to 3.5% in 2000. Exclusive of the integration charge, operating income as a percentage of net sales would have been 6.6% in 1999.

      Interest and securitization expense. Interest and securitization expense increased $10.5 million, or 26.3%, from $40.0 million in 1999 to $50.5 million in 2000. The increase was due to increased levels of borrowings as well as increased interest rates. The credit facility accounted for $7.6 million of the increase and the accounts receivable securitization facility accounted for $2.3 million. See "--Liquidity and Capital Resources - Financing Activities."

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

      Cost of sales. Cost of sales increased $154.2 million, or 13.6%, from $1,135.1 million in 1998 to $1,289.3 million in 1999. The increase in cost of sales was principally due to the acquisitions described above. As a

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

percentage of net sales, cost of sales decreased from 75.7% in 1998 to 73.9% in 1999. This percentage decrease was principally due to lower costs of raw materials.

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

      Interest and securitization expense. Interest and securitization expense increased $9.1 million, or 29.4%, from $30.9 million in 1998 to $40.0 million in 1999. The increase was due to increased borrowings in connection with the acquisitions described above and the Company's 8 5/8% $200.0 million Senior Subordinated Notes due 2008 (the "Notes"). See "--Liquidity and Capital Resources - Financing Activities."

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

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Segment Results

                                                                     Fiscal Years Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                                        Operating                  Operating
                                Net                     Costs and                    Income                   Capital     Shipments
                              Sales           %         Expenses          %          (Loss)        %       Expenditures       (1)
                            --------      --------      --------      --------     ---------    --------   ------------   ---------
2000:                                                               (in millions, except percentages)
Plates and Shapes .....     $  965.1          47.7%     $  916.0          47.0%     $   49.1        68.8%     $   14.0       1,469
Flat Rolled ...........        937.3          46.4%        910.3          46.7%         27.0        37.8%         12.7       1,445
Building Products .....        170.2           8.4%        160.2           8.2%         10.0        14.0%          6.3          --
Corporate and other ...        (51.0)         (2.5)%       (36.3)         (1.9)%       (14.7)      (20.6)%         4.3         (95)
                            --------      --------      --------      --------      --------    --------      --------      ------
   Total ..............     $2,021.6         100.0%     $1,950.2         100.0%     $   71.4       100.0%     $   37.3       2,819
                            ========      ========      ========      ========      ========    ========      ========      ======
1999:
Plates and Shapes .....     $  861.2          49.3%     $  802.2          49.0%     $   59.0        55.3%     $   17.5       1,321
Flat Rolled ...........        794.0          45.5%        746.0          45.5%         48.0        45.0%         14.2       1,267
Building Products .....        126.7           7.3%        116.4           7.1%         10.3         9.7%          2.6          --
Corporate and other ...        (36.5)         (2.1)%       (25.8)         (1.6)%       (10.7)      (10.0)%          .9         (73)
                            --------      --------      --------      --------      --------    --------      --------      ------
   Total ..............     $1,745.4         100.0%     $1,638.8         100.0%     $  106.6       100.0%     $   35.2       2,515
                            ========      ========      ========      ========      ========    ========      ========      ======
1998:
Plates and Shapes .....     $  782.7          52.2%     $  721.2          51.4%     $   61.5        63.5%     $   13.2       1,013
Flat Rolled ...........        632.8          42.2%        595.1          42.5%         37.7        38.9%         10.2         962
Building Products .....         93.4           6.2%         84.1           6.0%          9.3         9.6%          1.7          --
Corporate and other ...        (10.1)         (0.6)%         1.6           0.1%        (11.7)      (12.0)%         0.2         (18)
                            --------      --------      --------      --------      --------    --------      --------      ------
   Total ..............     $1,498.8         100.0%     $1,402.0         100.0%     $   96.8       100.0%     $   25.3       1,957
                            ========      ========      ========      ========      ========    ========      ========      ======

      (1) Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group

      Segment Results -- 2000 compared to 1999

      Plates and Shapes. Net sales increased $103.9 million, or 12.1%, from $861.2 million in 1999 to $965.1 million in 2000. The increase in net sales is due to unit volume growth. Material shipments increased 11.2% in 2000 compared to 1999. Operating costs and expenses increased $113.8 million, or 14.2%, from $802.2 million in 1999 to $916.0 million in 2000. Operating costs and expenses as a percentage of net sales increased from 93.1% in 1999 to 94.9% in 2000 primarily due to higher costs of raw materials. Operating income decreased by $9.9 million, or 16.8%, from $59.0 million in 1999 to $49.1 million in 2000. Operating income as a percentage of net sales decreased from 6.9% in 1999 to 5.1% in 2000, primarily due to higher costs of raw materials.

      Flat Rolled. Net sales increased $143.3 million, or 18.0%, from $794.0 million in 1999 to $937.3 million in 2000. The increase in net sales is principally due to the full year effect of the 1999 acquisitions in 2000. Material shipments increased 14.1% in 2000 compared to 1999, while average realized prices for steel products increased approximately 3.5% during the same period. Operating costs and expenses increased $164.3 million, or 22.0%, from $746.0 million in 1999 to $910.3 million in 2000. Operating costs and expenses as a percentage of net sales increased from 94.0% in 1999 to 97.1% in 2000 as a result of higher costs of raw materials. Operating income decreased by $21.0 million, or 43.8%, from $48.0 million in 1999 to $27.0 million in 2000. Operating income as a percentage of net sales decreased from 6.0% in 1999 to 2.9% in 2000, primarily due to higher costs of raw materials.

      Building Products. Net sales increased $43.5 million, or 34.3%, from $126.7 million in 1999 to $170.2 million in 2000. The increase in net sales is attributable to the increased demand for the Company's

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

manufactured products and acquisitions. Operating costs and expenses increased $43.8 million, or 37.6%, from $116.4 million in 1999 to $160.2 million in 2000. Operating costs and expenses as a percentage of net sales increased from 91.9% in 1999 to 94.1% in 2000. This percentage increase was due to higher costs of raw materials and an expanded number of distribution facilities. Operating income decreased by $0.3 million, or 2.9%, from $10.3 million in 1999 to $10.0 million in 2000. This decrease was principally due higher costs of raw materials. Operating income as a percentage of net sales decreased from 8.1% in 1999 to 5.9% in 2000.

      Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased by $4.0 million, or 37.4%, from $10.7 million in 1999 to $14.7 million in 2000. This increase was principally due to costs associated with the systems integration project.

      Segment Results -- 1999 compared to 1998

      Plates and Shapes. Net sales increased $78.5 million, or 10.0%, from $782.7 million in 1998 to $861.2 million in 1999. The increase in net sales is due to acquisitions together with unit volume growth in the other subsidiaries. Material shipments increased 30.5% in 1999 compared to 1998, offset by lower average realized prices, which decreased approximately 19.2% in 1999 compared to 1998. Operating costs and expenses increased $81.0 million, or 11.2%, from $721.2 million in 1998 to $802.2 million in 1999. Operating costs and expenses as a percentage of net sales increased marginally, from 92.1% in 1998 to 93.1% in 1999. Operating income decreased by $2.5 million, or 4.1%, from $61.5 million in 1998 to $59.0 million in 1999. Operating income as a percentage of net sales decreased from 7.9% in 1998 to 6.9% in 1999, primarily due to lower average realized prices.

      Flat Rolled. Net sales increased $161.2 million, or 25.5%, from $632.8 million in 1998 to $794.0 million in 1999. The increase in net sales is principally due to acquisitions. Material shipments increased 31.7% in 1999 compared to 1998, offset by lower average realized prices for steel products, which decreased approximately 4.7% in 1999 compared to 1998. Operating costs and expenses increased $150.9 million, or 25.4%, from $595.1 million in 1998 to $746.0 million in 1999. Operating costs and expenses as a percentage of net sales remained constant at 94% in both 1998 and 1999. Operating income increased by $10.3 million, or 27.3%, from $37.7 million in 1998 to $48.0 million in 1999. Operating income as a percentage of net sales also remained constant at 6.0% for both 1998 and 1999.

      Building Products. Net sales increased $33.3 million, or 35.7%, from $93.4 million in 1998 to $126.7 million in 1999. The increase in net sales is attributable to acquisitions and the increased demand for the Company's manufactured products. Operating costs and expenses increased $32.3 million, or 38.4%, from $84.1 million in 1998 to $116.4 million in 1999. Operating costs and expenses as a percentage of net sales increased from 90.0% in 1998 to 91.9% in 1999. This percentage increase was due to higher cost of raw materials and expansion of distribution facilities. Operating income increased by $1.0 million, or 10.8%, from $9.3 million in 1998 to $10.3 million in 1999. This increase was principally due to 1999 being a full year of operations for the 1998 acquired companies. Operating income as a percentage of net sales decreased from 10.0% in 1998 to 8.1% in 1999.

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

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

      Beginning with the Company's Initial Public Offering on July 11, 1997, and through March 2001, the Company has completed a number of financing transactions designed to enhance the Company's liquidity, reduce incremental interest expense and extend debt maturities. The transactions included a public equity offering of Common Stock which resulted in net proceeds of $58.3 million, the sale of $200.0 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008 (the "Notes"), the establishment of a $450.0 million credit facility with a group of commercial banks (the "New Credit Facility"), comprised of a $350.0 million secured revolving credit facility and a $100.0 million loan to an unrestricted wholly-owned subsidiary secured by trade receivables. The New Credit Facility was entered into effective March 14, 2001. The former credit facility ("Former Credit Facility") was in effect through that date. See "--Financing Activities."

      At December 31, 2000, the Company had cash of $3.8 million, working capital of $344.8 million and total debt of $493.0 million. At December 31, 1999, the Company had cash of $4.7 million, working capital of $305.4 million and total debt of $440.8 million. The increase in working capital and debt at December 31, 2000 compared to December 31, 1999 is primarily attributable to the Company's increased inventory levels. At March 14, 2001, the Company had $71 million of borrowing availability under the terms of the New Credit Facility. The Company anticipates that its cash flow from operations, together with borrowings under the New Credit Facility, will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years, exclusive of any acquisition requirements.

      The Company used $2.3 million and provided $98.6 million in net cash from operating activities for 2000 and 1999, respectively. Net cash used in investing activities was $33.2 million and $15.6 million for 2000 and 1999, respectively. The principal use of cash during 2000 was for capital expenditures and in 1999 was for the cash portion of the 1999 acquisitions and capital expenditures, offset by the sale of $90 million of accounts receivable in connection with the Securitization Facility. Net cash provided by financing activities was $34.6 million for 2000 and consisted primarily of additional borrowings on the Former Credit Facility. Net cash used in financing activities during 1999 was $87.6 million, which was used primarily to repay borrowings on the Former Credit Facility, primarily from the proceeds of the former receivable securitization facility. See "--Financing Activities."

      Investing Activities

      During 2000, the Company had one acquisition, the assets of a flat-rolled processing operation in Chattanooga, Tennessee. The aggregate consideration paid for this acquisition was $7.8 million in cash. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the New Credit Facility or other sources of financing.

      Financing Activities

      On March 14, 2001, the Company entered into two new financing agreements with Bank of America N.A. ("Bank of America") and PNC Bank N.A. ("PNC Bank"). Collectively, the agreements are referred to as the "New Credit Facility". The New Credit Facility is for a period of three years, represents $450.0 million in financing, and replaced the Former Credit Facility which consisted of a $300.0 million revolving credit facility and a $100.0 million accounts receivable securitization facility. The New Credit Facility is comprised of two

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

separate loans, a revolving credit facility providing up to $350.0 million in borrowings and a $100.0 million loan to a wholly-owned and unrestricted subsidiary of the Company secured solely by accounts receivable. The New Credit Facility will be secured by all of the Company's receivables (not otherwise pledged under the accounts receivable facility), inventories, and property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450.0 million in the aggregate.

      The New Credit Facility matures in March 2004, bears interest at the bank's prime rate or LIBOR, at Metals USA's option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the "Fixed Charge Coverage Ratio"). Initially the spread over LIBOR will be at 2.75%. A commitment fee is payable on any unused portion of the New Credit Facility. The commitment fee varies between 1/2% and 1/4% per annum, based on the Fixed Charge Coverage Ratio. The Company will use the New Credit Facility to initially repay the borrowings under the Former Credit Facility and thereafter to finance its working capital requirements, to make capital expenditures, fund acquisitions, including the refinancing of the debt of the companies acquired, and for general corporate purposes. Borrowings under the New Credit Facility are guaranteed by each of the Company's restricted subsidiaries (as defined under the Notes).

      The New Credit Facility requires the Company to comply with various customary affirmative, negative and subjective covenants including: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated tangible net worth. The New Credit Facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that availability is greater than $45.0 million. At December 31, 2000, the Company had accrued $1.1 million for dividends which were paid in January 2001 under the terms of the Former Credit Facility. At March 14, 2001 the Company had $1.1 million available for the payment of dividends.

      Concurrent with executing the New Credit Facility, the Company entered into two interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the New Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the Credit Facility, thereby reducing exposure to interest rate fluctuations. At March 14, 2001, the Company had interest rate swap agreements with a notional amount of $100.0 million compared to the total borrowings under the New Credit Facility of $327.9 million. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.48% and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The weighted average LIBOR rate applicable to these agreements was 5.15% at March 14, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The weighted average variable rates are subject to change over time based on fluctuations in the 90-day LIBOR rate. The swap agreements expire on March 14, 2004.

      Neither the Company nor the counterparties, which are prominent financial institutions, are required to collateralize their respective obligations under these agreements. The Company is exposed to loss if one or both of the counterparties default. At March 14, 2001, the Company had no exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company had entered into two swap agreements in connection with its Former Credit Facility for an aggregate notional amount of $125.0 million. These swaps expired during the fourth quarter of 2000.

                                METALS USA, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      As part of the Former Credit Facility, on January 21, 1999, the Company established an accounts receivable securitization facility to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank. The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement was $100.0 million. The Company retained collection and administrative responsibilities for the participating interests sold. As collections reduce the receivables included in MRC's receivable portfolio, the Company sold additional undivided interests in new receivables. The amount of the undivided interest in MRC's receivable portfolio that was sold typically changed monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. The unpurchased portion of the MRC receivable portfolio was a restricted asset and was effectively collateral for the benefit of the bank. At December 31, 2000 and 1999, the unpurchased portion of the MRC portfolio was $48.3 million and $37.2 million, respectively. The receivable securitization facility was terminated with the execution of the New Credit Facility.

      On April 22, 1999, the Company announced that the Board of Directors had approved the use of up to $25.0 million to repurchase shares of the Company's Common Stock. The shares were purchased, from time to time, in open market transactions. During the year ended December 31, 1999, the Company had repurchased 461,450 shares at an average price of $9.77 per share, including fees and commissions. During 2000, the Company repurchased an additional 1,544,993 shares at an average price of $7.47 per share, including fees and commissions. Also in 2000, the Company retired all of its Treasury Stock (2,006,443 shares) thereby reducing the number of outstanding shares by a like amount. The Company does not anticipate continuing this repurchase program in 2001.

      New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company adopted these standards effective January 1, 2001 and there was no impact as the Company was not a party to any derivative instruments at that date. Subsequent to year-end, however, the Company entered into two interest rate swap agreements in connection with the New Credit Facility and such agreements will be accounted for in accordance with SFAS No. 133.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The SEC Staff issuance of SAB No. 101B on June 26, 2000 extended the compliance requirement until the fourth quarter of fiscal years beginning after December 15, 1999, with an effective date of January 1, 2000. The Company has reviewed its revenue recognition policies and believes it is, and has been, in compliance with the interpretive guidance set forth in SAB 101.

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

      Interest Rate Exposure

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's Credit Facility (Former and New). Approximately 53.3% ($263.0 million) and 44.5% ($196.0 million) of the Former Credit Facility was subject to variable interest rates as of December 31, 2000 and 1999, respectively. The Company entered into two interest rate swap agreements in 1998 to reduce exposure to interest rate changes. These agreements fixed interest rates for two years on $125.0 million of the variable interest Former Credit Facility and expired in December 2000. Concurrent with the execution of the New Credit Facility, the Company entered into two interest rate swap agreements. These agreements fix interest rates for three years on $100.0 million of the variable interest New Credit Facility, or 30.6% of the total outstanding as of March 14, 2001. The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before taxes by $2.6 million and $0.7 million at December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, the fair value of the Company's fixed rate debt was approximately $147.1 million and $224.8 million, respectively, based upon discounted future cash flows using current market prices. The fair value of the interest rate swap agreements were $1.5 million at December 31, 1999 and zero at March 14, 2001. There were no interest rate swap agreements in place at December 31, 2000.

                        METALS USA, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

      Report of Independent Public Accountants.........................      26
      Consolidated Balance Sheets......................................      27
      Consolidated Statements of Operations............................      28
      Consolidated Statements of Stockholders' Equity..................      29
      Consolidated Statements of Cash Flows............................      30
      Notes to Consolidated Financial Statements.......................      31

                        METALS USA, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metals USA, Inc.:

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metals USA, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 2001

                        METALS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (In millions, except share amounts)

                                                                                          December 31,
                                                                                     ---------------------
                                                                                       2000         1999
                                                                                     --------     --------
                               ASSETS
Current assets:
   Cash ........................................................................     $    3.8     $    4.7
   Accounts receivable, net of allowance of $7.4 and $6.2, respectively ........         72.5         91.7
   Restricted receivables for accounts receivable securitization ...............         48.3         37.2
   Inventories .................................................................        402.2        350.5
   Prepaid expenses and other ..................................................         14.4         15.4
   Deferred income taxes .......................................................          6.2          6.4
                                                                                     --------     --------
      Total current assets                                                              547.4        505.9
Property and equipment, net ....................................................        249.3        223.0
Goodwill, net ..................................................................        296.8        305.4
Other assets, net ..............................................................         11.3         15.0
                                                                                     --------     --------
           Total assets                                                              $1,104.8     $1,049.3
                                                                                     ========     ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................     $  157.9     $  145.5
   Accrued liabilities .........................................................         41.6         48.9
   Current portion of long-term debt ...........................................          3.1          6.1
                                                                                     --------     --------
      Total current liabilities ................................................        202.6        200.5
Long-term debt, less current portion ...........................................        489.9        434.7
Deferred income taxes ..........................................................         32.9         29.5
Other long-term liabilities ....................................................          4.3          5.2
                                                                                     --------     --------
           Total liabilities                                                            729.7        669.9
                                                                                     --------     --------
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued           --           --
       Common stock, $.01 par value, 203,122,914 shares authorized,
         36,509,972 and 38,516,415 shares issued, respectively .................           .4           .4
       Additional paid-in capital ..............................................        247.7        263.7
       Retained earnings .......................................................        127.0        119.8
       Treasury stock --  None and 461,450 shares, at cost .....................           --         (4.5)
                                                                                     --------     --------
           Total stockholders' equity ..........................................        375.1        379.4
                                                                                     --------     --------
                Total liabilities and stockholders' equity .....................     $1,104.8     $1,049.3
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

                        METALS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)

                                                                              For the Years Ended
                                                                                  December 31,
                                                                    ---------------------------------------
                                                                       2000           1999          1998
                                                                    ---------      ---------      ---------
Net sales .....................................................     $ 2,021.6      $ 1,745.4      $ 1,498.8

Operating costs and expenses:
    Cost of sales .............................................       1,551.2        1,289.3        1,135.1
    Operating and delivery ....................................         222.2          190.5          145.8
    Selling, general and administrative .......................         150.8          128.4          104.7
    Depreciation and amortization Depreciation and amortization          26.0           21.2           16.4
Integration charge ............................................            --            9.4             --
                                                                    ---------      ---------      ---------
Operating income ..............................................          71.4          106.6           96.8

Other (income) expense:
    Interest and securitization expense .......................          50.5           40.0           30.9
    Other income ..............................................          (1.6)           (.7)          (1.6)
                                                                    ---------      ---------      ---------
Income before income taxes ....................................          22.5           67.3           67.5

Provision for income taxes ....................................          10.8           27.5           27.5
                                                                    ---------      ---------      ---------
Net income ....................................................     $    11.7      $    39.8      $    40.0
                                                                    =========      =========      =========
Earnings per share ............................................     $     .32      $    1.04      $    1.09
                                                                    =========      =========      =========
Earnings per share-- assuming dilution ........................     $     .32      $    1.04      $    1.07
                                                                    =========      =========      =========
Number of common shares used in the per share calculations:
Earnings per share ............................................          36.8           38.1           36.7
                                                                    =========      =========      =========
Earnings per share-- assuming dilution ........................          37.0           38.4           37.3
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

                        METALS USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (In millions)

                                                                     Additional                             Treasury
                                                           Common     Paid-In     Unearned      Retained     Stock,
                                                           Stock      Capital   Compensation    Earnings     At cost    Total
                                                           ------    ---------  ------------    --------    --------    ------
BALANCE, December 31, 1997 ...........................     $   .3      $184.6      $ (1.5)       $ 43.1      $   --     $226.5

    Shares issued in connection with the
       1998 Acquisitions .............................         .1        73.8          --            --          --       73.9
    Shares released under leveraged ESOP Plan ........         --         2.1         1.5            --          --        3.6
    Stock options exercised and other adjustments ....         --          .2          --            --          --         .2
    Capital contributions attributable to deemed
       tax payments of S Corporations ................         --          .5          --            --          --         .5
    Distributions by pooled companies prior
       to acquisition ................................         --          --          --          (3.1)         --       (3.1)
    Net income .......................................         --          --          --          40.0          --       40.0
                                                           ------      ------      ------        ------      ------     ------

BALANCE, December 31, 1998 ...........................         .4       261.2          --          80.0          --      341.6
    Shares issued in connection with the 1999
       Acquisitions ..................................         --         2.1          --            --          --        2.1
    Stock options exercised and other adjustments ....         --          .4          --            --          --         .4
    Shares repurchased ...............................         --          --          --            --        (4.5)      (4.5)
    Net income .......................................         --          --          --          39.8          --       39.8
                                                           ------      ------      ------        ------      ------     ------

BALANCE, December 31, 1999 ...........................         .4       263.7          --         119.8        (4.5)     379.4
    Shares repurchased ...............................         --          --          --            --       (11.5)     (11.5)
    Cancellation of Treasury Shares ..................         --       (16.0)         --            --        16.0         --
    Dividends ........................................         --          --          --          (4.5)         --       (4.5)
    Net income .......................................         --          --          --          11.7          --       11.7
                                                           ------      ------      ------        ------      ------     ------

BALANCE, December 31, 2000 ...........................     $   .4      $247.7      $   --        $127.0      $   --     $375.1
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

                        METALS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                         ----------------------------
                                                                                          2000       1999       1998
                                                                                         ------     ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................................     $ 11.7     $ 39.8     $ 40.0
     Adjustments to reconcile net income to net cash provided by (used in) operating activities --
        Capital contributions attributable to deemed tax payments of S
        Corporations ...............................................................         --         --         .5
        Provision for bad debts ....................................................        4.1        1.4        1.7
        Depreciation and amortization ..............................................       26.0       21.2       16.4
        Deferred income tax provision ..............................................        2.5        9.9        4.3
        Compensation expense-- non-cash ............................................         --         --        2.6
        Changes in operating assets and liabilities, net of acquisitions and non-cash transactions--
            Accounts receivable ....................................................       (4.6)     (16.2)      (2.7)
            Inventories ............................................................      (48.3)      19.0      (49.0)
            Prepaid expenses and other assets ......................................        (.2)        .6      (11.8)
            Accounts payable and accrued liabilities ...............................        6.9       27.6       (6.4)
            Income taxes payable ...................................................         --       (6.2)      (7.7)
        Other operating, net .......................................................         .9        1.5        1.3
                                                                                         ------     ------     ------
            Net cash provided by (used in) operating activities ....................       (1.0)      98.6      (10.8)
                                                                                         ------     ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of acquired cash ..................................       (7.8)     (74.1)    (186.2)
     Purchase of property and equipment ............................................      (37.3)     (35.2)     (25.3)
     Proceeds from securitization of receivables ...................................       10.0       90.0         --
                                                                                            1.9        3.7         .3
                                                                                         ------     ------     ------
Other investing, net ...............................................................      (33.2)     (15.6)    (211.2)
                                                                                         ------     ------     ------
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on revolving credit facilities ....................       55.2      (79.0)      34.7
     Issuance of 8 5/8% Senior Subordinated Notes ..................................         --         --      200.0
     Net borrowings (repayments) on long-term debt .................................       (5.9)      (3.8)        .6
     Issuance (repurchases) of stock ...............................................      (11.5)      (4.5)        .3
     Payment of dividends ..........................................................       (3.3)        --         --
     Deferred financing costs incurred .............................................       (1.3)       (.6)      (7.9)
     Distributions by pooled companies prior to acquisition ........................         --         --       (3.1)
     Other financing, net ..........................................................         .1         .3        (.6)
                                                                                         ------     ------     ------
            Net cash provided by (used in) financing activities ....................       33.3      (87.6)     224.0
                                                                                         ------     ------     ------
NET INCREASE (DECREASE) IN CASH ....................................................        (.9)      (4.6)       2.0

CASH, beginning of year ............................................................        4.7        9.3        7.3
                                                                                         ------     ------     ------
CASH, end of year ..................................................................     $  3.8     $  4.7     $  9.3
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

                        METALS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In millions, except share and per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

      Basis of Presentation

      Metals USA, Inc., a Delaware corporation, ("Metals USA") was founded on July 3, 1996 to become a leading national value-added metals processor and distributor, to manufacture higher-value components from processed metals and to pursue the consolidation of the highly fragmented metals processing industry. Prior to its initial public offering ("IPO"), Metals USA had conducted no operations. Concurrent with the consummation of its IPO on July 11, 1997, Metals USA acquired, in separate transactions (the "Mergers") eight companies (the "Founding Companies") engaged in the processing of steel, aluminum and specialty metals, as well as the manufacture of metal components. Following the IPO and through December 31, 2000, Metals USA acquired numerous additional metal processing companies and businesses (See Note 2). Certain of the companies acquired after the IPO were accounted for using the "pooling-of-interests" method, resulting in a restatement of the Company's consolidated financial statements for all periods presented (See Note 2). References herein to the "Company" include Metals USA and its subsidiaries.

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

      Summary of Significant Accounting Policies

      Principles of Consolidation -- The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation, primarily relating to the segment disclosure (see Note 11).

      Inventories -- Inventories are stated at the lower of cost or market. Certain of the Company's subsidiaries use the last-in, first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. As of December 31, 2000 and 1999, approximately 10.5% and 20.1%, respectively, of the consolidated inventories were accounted for using the LIFO method of accounting.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

      Property and Equipment -- Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation and amortization expense related to property and equipment was approximately $17.8, $13.9 and $10.5 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

      Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

      Goodwill -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a forty-year life using the straight-line method. Goodwill amortization expense for the years ended December 31, 2000, 1999 and 1998 was $8.0, $6.9, and $5.6, respectively. Management continually evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if such an impairment exists. The Company has not recorded any impairment losses with respect to goodwill or other long-lived assets to date.

      Debt Issuance Costs-- The Company defers certain expenses incurred in connection with its long-term debt and amortizes them over the term of the respective agreements. Amortization expense for the years ended December 31, 2000, 1999 and 1998, totaled $1.9, $1.3 and $0.9, respectively, and is included in interest and securitization expense on the consolidated statements of operations.

      Fair Value of Financial Instruments -- The carrying values of cash, accounts receivable and accounts payable approximate fair value. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. At December 31, 2000, the fair value of the Company's fixed rate long-term debt of $230.0 was $147.1. The carrying amount of the Company's variable rate long-term debt of $263.0 approximates its fair value.

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

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (In millions, except share and per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The related amount payable or receivable from counterparties is included as an adjustment to accrued interest in other accrued liabilities. In the event of early extinguishment, any gain or loss would be recognized in income at the time of extinguishment. At December 31, 2000, there were no interest rate swap agreements outstanding.

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

      Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

      Revenue Recognition -- The Company recognizes revenues as products are shipped. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The SEC Staff issuance of SAB No. 101B on June 26, 2000 extended the compliance requirement until the fourth quarter of fiscal years beginning after December 15, 1999, with an effective date of January 1, 2000. The Company has reviewed its revenue recognition policies and believes that it is, and has been, in compliance with the interpretive guidance set forth in SAB No. 101.

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

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

      The number of shares used in the per share calculations consists of the following:

                                                                            Years Ended December 31,
                                                                          ----------------------------
                                                                          2000        1999        1998
                                                                          ----        ----        ----
                                                                                  (In millions)
Number of shares used in computing earnings per share (weighted
average shares) .....................................................     36.8        38.1        36.7
Effect of dilutive securities:
    Stock options ...................................................       --          .1          .5
    Convertible securities ..........................................       .2          .2          .1
                                                                          ----        ----        ----

Number of shares used in computing earnings per share --
assuming dilution (weighted average shares) .........................     37.0        38.4        37.3
                                                                          ====        ====        ====

      New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for the Company beginning January 1, 2001. The Company adopted these standards effective January 1, 2001 and there was no impact as the Company was not a party to any derivative instruments at that date. Subsequent to year-end, however, the Company entered into two interest rate swap agreements in connection with the New Credit Facility and such agreements will be accounted for in accordance with SFAS No. 133.

2. Business Combinations

      Pooling Transactions

      During 1998, Metals USA completed the acquisition of all the capital stock of Krohn Steel Service Center, Inc. ("Krohn") in a business combination accounted for as a "pooling-of-interests" transaction in accordance with the requirements of APB No. 16. Krohn is a processor of flat rolled steel and is headquartered in Springfield, Ohio.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

1. Business Combinations (Continued)

      Purchase Transactions

      During the year ended December 31, 1998, the Company acquired several metal processing companies and businesses using the "purchase" method of accounting. The aggregate consideration paid by Metals USA for the 1998 acquisitions was approximately $198.3 in cash, 5,458,641 shares of common stock, the issuance of notes of approximately $3.6 and the assumption of indebtedness of approximately $90.1. During the year ended December 31, 1999, the Company acquired several metal processing companies and businesses using the "purchase" method of accounting. The aggregate consideration paid in connection with these acquisitions was approximately $78.0 in cash, 317,283 shares of Common Stock, convertible notes of approximately $4.0 and the assumption of indebtedness of approximately $12.9. During the year ended December 31, 2000, the Company acquired one metal processing business using the "purchase" method of accounting. The aggregate consideration paid in connection with this acquisition was $7.8 in cash and the assumption of $4.5 of liabilities.

      The Company has recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in the transactions accounted for using the "purchase" method of accounting as goodwill in the accompanying consolidated balance sheets.

      The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisitions completed during 1999 and 1998 and the issuance of the Notes (as defined in Note 6) occurred on January 1, 1998. The pre-acquisition results of the 2000 acquisition are immaterial, as it was completed during the first quarter of 2000; consequently, pro forma results have not been presented for this acquisition.


                                                        Years Ended December 31,
                                                          1999          1998
                                                        ---------     ---------
                                                               (unaudited)

      Net sales .................................       $ 1,818.4     $ 1,927.0
                                                        =========     =========
      Net income ................................       $    41.4     $    54.8
                                                        =========     =========
      Earnings per share ........................       $    1.09     $    1.42
                                                        =========     =========
      Earnings per share-- assuming dilution ....       $    1.08     $    1.40
                                                        =========     =========

Pro forma adjustments included in the amounts above primarily relate to (a) the reduction in certain related party lease expenses and management compensation, which has been agreed to prospectively; (b) the amortization of goodwill recorded over a forty-year estimated life, plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment; (c) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisitions, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs, as if the acquisitions occurred on January 1, 1998; (e) certain other nonrecurring expenses with respect to the acquisitions, such as expenses associated with compensation plans which were terminated in conjunction with the respective acquisitions;

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

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

      The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the purchased companies been combined at the beginning of the period presented.

3.    Inventories

      Inventories consist of the following:

                                                                  December 31,
                                                               -----------------
                                                                2000       1999
                                                               ------     ------
      Raw materials --
              Plates and Shapes ...........................    $195.6     $158.6
              Flat Rolled .................................     127.3      122.7
                                                                 21.7       17.8
                                                               ------     ------
              Building Products ...........................     344.6      299.1
                                                               ------     ------
                   Total raw materials
      Work-in-process and finished goods --
              Plates and Shapes ...........................       1.9        2.9
              Flat Rolled .................................      32.6       22.8
              Building Products ...........................      23.1       25.7
                                                               ------     ------
                   Total work-in-process and finished goods      57.6       51.4
                                                               ------     ------
      Less-- LIFO reserve .................................        --         --
                   Total ..................................    $402.2     $350.5
                                                               ======     ======


      The replacement cost of the Company's inventory as of December 31, 2000 and 1999 approximated the historical cost of the inventory computed using the LIFO method of valuation. If the FIFO method had been used for all inventories, net income would have been $11.7, $39.3 and $39.4 for the years ended December 31, 2000, 1999, and 1998 respectively.

4.    Property and Equipment

      Property and equipment consists of the following:

                                          Estimated             December 31,
                                         Useful Lives       2000           1999
                                         ------------    ----------     ----------
      Land ..........................         --         $     14.4     $     12.5
      Building and improvements .....     5-40 years           96.6           79.2
      Machinery and equipment .......     7-25 years          181.2          147.4
      Automobiles and trucks ........     3-12 years           10.0            9.7
      Construction in progress ......         --                4.6           16.7
                                                         ----------     ----------
                                                              306.8          265.5
      Less-- Accumulated depreciation                         (57.5)         (42.5)
                                                         ----------     ----------
             Total ..................                    $    249.3     $    223.0
                                                         ==========     ==========

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

4.    Property and Equipment (Continued)

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $17.8, $13.9 and $10.5, respectively.

5.    Accrued Liabilities

      Accrued liabilities consist of the following:

                                                                December 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
      Accrued salaries and employee benefits .........     $   12.1     $   13.3
      Accrued interest ...............................          8.8          8.2
      Accrued taxes, other than income ...............          4.7          3.7
      Accrued integration ............................          4.4          7.5
      Accrued insurance ..............................          3.0          2.7
      Accrued escrow .................................          2.0          2.0
      Accrued profit sharing .........................          1.2          1.5
      Accrued dividends ..............................          1.1           --
      Accrued professional fees ......................           .6           .6
      Other ..........................................          3.7          9.4
                                                           --------     --------
             Total ...................................     $   41.6     $   48.9
                                                           ========     ========

6.    Long-Term Debt

      Long-term debt consists of the following:

                                                                December 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
      Borrowings under the Former Credit Facility ....       $263.0      $196.0
      8 5/8% Senior Subordinated Notes ...............        200.0       200.0
      Various issues of Industrial Revenue Bonds .....         22.3        24.3
      Obligations under capital leases and other .....          7.7        20.5
                                                             ------      ------
                                                              493.0       440.8
      Less-- Current portion .........................         (3.1)       (6.1)
                                                             ------      ------
             Total ...................................       $489.9      $434.7
                                                             ======      ======

      The weighted average interest rates under the Former Credit Facility for the years ended December 31, 2000, 1999 and 1998 were 8.04%, 7.10% and 7.15%, respectively. Scheduled maturities of long-term debt for the years ending December 31 which reflect the terms of the New Credit Facility are as follows:
2001 -- $3.1; 2002 -- $4.3; 2003 -- $5.9; 2004 -- $265.5; 2005 -- $2.3;
thereafter -- $211.9.

      Borrowings Under the Credit Facility

      On March 12, 2001, the Company entered into two new financing agreements with Bank of America and PNC Bank. Collectively, the agreements are referred to as the "New Credit Facility". The New Credit Facility is for a period of three years, represents $450.0 in financing, and replaced the former credit facility, ("Former Credit Facility") which consisted of a $300.0 revolving credit facility and a $100.0 accounts receivable

                       METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (In millions, except share and per share amounts)

6. Long-Term Debt (Continued)

securitization facility. The New Credit Facility is comprised of two loans, a revolving credit facility providing up to $350.0 in borrowings and a $100.0 loan to a wholly-owned and unrestricted subsidiary of the Company secured solely by accounts receivable. The New Credit Facility will be secured by all of the Company's receivables (not otherwise pledged under the accounts receivable facility), inventories, and property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450.0 in the aggregate.

      The New Credit Facility matures in March 2004, bears interest at the bank's prime rate or LIBOR, at Metals USA's option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the "Fixed Charge Coverage Ratio"). A commitment fee is payable on any unused portion of the New Credit Facility. The commitment fee varies between 1/2% and 1/4% per annum, based on the Fixed Charge Coverage Ratio. The Company will use the New Credit Facility to initially repay the borrowings under the Former Credit Facility and thereafter to finance its working capital requirements, to make capital expenditures, fund acquisitions including the refinancing of the debt of the companies acquired and for general corporate purposes. Borrowings under the New Credit Facility are guaranteed by each of the Company's restricted subsidiaries (as defined under the Notes below).

      The New Credit Facility requires the Company to comply with various customary affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated tangible net worth. The New Credit Facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that availability is greater than $45.0 million. At March 14, 2001, the Company had $1.1 available for the payment of dividends.

      Concurrent with executing the New Credit Facility, the Company entered into two interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the New Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the New Credit Facility, thereby reducing exposure to interest rate fluctuations. At March 14, 2001, the Company had interest rate swap agreements with a notional amount of $100.0 compared to the total borrowings under the New Credit Facility of $327.9. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.48% and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The weighted average LIBOR rate applicable to these agreements was 5.15% at March 14, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The weighted average variable rates are subject to change over time based on fluctuations in the ninety-day LIBOR rate. The agreements expire on March 14, 2004.

      Neither the Company nor the counterparties, which are prominent financial institutions, are required to collateralize their respective obligations under these agreements. The Company is exposed to loss if one or both of the counterparties default. At March 14, 2001, the Company had no exposure to credit loss on the interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company entered into two swap agreements in connection with its Former Credit Facility for an aggregate notional amount of $125.0. These swaps expired during the fourth quarter of 2000.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

6. Long Term Debt (Continued)

      In connection with the establishment of the New Credit Facility, the Company expects to incur fees and expenses of about $6-$7 million, which will be amortized over the three year term of the facility. Further, unamortized costs associated with the Former Credit Facility in the amount of $2.6 million will be written off during the first quarter of 2001.

      Accounts Receivable Securitization Facility

      As part of the Former Credit Facility, in January 1999, the Company entered into a three-year agreement (the "Receivable Securitization Facility") to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank ("Purchaser"). The maximum undivided interest in MRC's receivable portfolio that may be purchased pursuant to this agreement is $100.0. At December 31, 2000, the Company had received $100.0 from this facility. The Company, as agent for Purchaser, retained collection and administrative responsibilities for the participating interests sold. As collections reduced the receivables included in MRC's receivable portfolio, the Company could sell additional undivided interests in new receivables to the Purchaser. The amount of the undivided interest in MRC's receivable portfolio sold changed monthly depending upon the level of defined eligible receivables available for sale each month adjusted by certain defined ratios. The unpurchased portion of the MRC receivable portfolio was a restricted asset and effectively collateral for the benefit of the Purchaser. At December 31, 2000 and 1999, the unpurchased portion of the MRC receivable portfolio was $48.3 and $37.2, respectively. Expense attributable to the Receivable Securitization Facility for the years ended December 31, 2000 and 1999, was $7.2 and $4.9, respectively, and is included in interest and securitization expense on the consolidated statements of operations. The Receivable Securitization Facility was terminated with the execution of the New Credit Facility.

      8 5/8% Senior Subordinated Notes

      On February 11, 1998, the Company completed the sale of $200.0 aggregate principal amount of the Company's 8 5/8% Senior Subordinated Notes due 2008 (the "Notes"). The Company received $194.5 of net cash proceeds (before expenses of $0.8 at closing). The Company used $179.3 of such proceeds to repay all the borrowings outstanding under the credit facility which existed at that time.

      The Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at the following redemption prices: 2003 -- 104.313%; 2004 -- 102.875%; 2005 -- 101.438%; thereafter -- 100.00%, together with accrued and unpaid interest to the date of redemption. The Notes are guaranteed by substantially all of the Company's current and future subsidiaries. Additionally, the indenture governing the Notes contains customary restrictions relating to additional indebtedness, liens, transactions with affiliates, asset sales, investments, restricted payments and mergers and acquisitions of subsidiaries. The Notes are subordinate to borrowings under the New Credit Facility and will rank pari passu in right of payment with all other future subordinated debt of the Company and will rank senior to other indebtedness that expressly provides that it is subordinated in right of payment to the Notes.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

6. Long Term Debt (Continued)

      Various Issues of Industrial Revenue Bonds

      The Industrial Revenue Bonds (the "IRBs") are payable in installments ranging from monthly to annual with variable interest ranging from 5.0% to 7.33% per annum at December 31, 2000 and mature from July 1, 2004 to May 1, 2023. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with a net book value of $29.8 at December 31, 2000. The IRBs place various restrictions on certain of the Company's subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit.

7. Income Taxes

      The components of the provision for income taxes are as follows:

                                                                        Years Ended December 31,
                                                                -------------------------------------
                                                                   2000          1999         1998
                                                                ---------     ---------     ---------
      Federal
            Current .......................................     $     7.7     $    16.4     $    21.4
            Deferred ......................................           2.1           7.7           3.1
                                                                ---------     ---------     ---------
                                                                      9.8          24.1          24.5
      State--
            Current .......................................            .6           1.2           1.3
            Deferred ......................................            .4           2.2           1.2
                                                                ---------     ---------     ---------
                                                                      1.0           3.4           2.5
      Foreign--
            Current .......................................            --            --            --
            Deferred ......................................            --            --            .5
                                                                ---------     ---------     ---------
              Total provision .............................     $    10.8     $    27.5     $    27.5
                                                                =========     =========     =========

The provision for income taxes differs from an amount computed at the statutory rates as follows:

                                                                        Years Ended December 31,
                                                                -------------------------------------
                                                                   2000          1999         1998
                                                                ---------     ---------     ---------
      Federal income tax at statutory rates ...............     $     7.9     $    23.6     $    23.6
      State income taxes, net of federal income tax benefit            .5           2.2           2.2
      Nondeductible expenses:
             Stock compensation ...........................            --            --            .3
             Amortization of goodwill .....................           1.6           1.5           1.4
             Other ........................................            .8            .2            --
                                                                ---------     ---------     ---------
                                                                $    10.8     $    27.5     $    27.5
                                                                =========     =========     =========

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

7. Income Taxes (Continued)

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

                                                             December 31,
                                                      ------------------------
                                                        2000           1999
                                                      ---------      ---------
Deferred tax assets--
       Accounts receivable ......................     $     1.9      $      .8
       Inventories ..............................            .9             .3
       Accrued liabilities ......................           3.4            3.8
       Net operating loss carryforward ..........           1.1            1.4
       Deferred compensation and other ..........            --             .1
                                                      ---------      ---------
            Total deferred tax assets ...........           7.3            6.4
                                                      ---------      ---------
Deferred tax liabilities--
       Property and equipment ...................         (30.7)         (26.1)
       Foreign investments ......................          (1.6)          (1.7)
       Other ....................................          (1.1)          (1.1)
                                                      ---------      ---------
            Total deferred tax liabilities ......         (33.4)         (28.9)
Valuation allowance .............................           (.6)           (.6)
                                                      ---------      ---------
            Net deferred tax assets (liabilities)     $    (26.7)    $    (23.1)
                                                      ==========     ==========

      A subsidiary of the Company has a net operating loss carryforward, which is available to reduce the Company's future federal income taxes payable, and expires in 2005. A valuation allowance has been established to offset the portion of the deferred tax asset related to the loss carryforward expected to expire before utilization and for other deferred tax assets which the Company does not expect to realize through future operations.

8. Stockholders' Equity

      Common Stock and Preferred Stock

      During 2000, the Company declared four quarterly dividends of $0.03 per share. Three of these quarterly dividends were paid during 2000. The fourth quarterly dividend was declared on November 13, 2000 and was paid on January 11, 2001 to stockholders of record on November 17, 2000.

      Restricted Common Stock

      Notre Capital Ventures II, L.L.C. held 3,122,914 shares of restricted voting common stock ("Restricted Common Stock") prior to the Company's initial public offering. The holders of Restricted Common Stock were entitled to elect one member of Metals USA's Board of Directors and to .55 of one vote for each share held on all other matters on which they were entitled to vote.

      Metals USA was permitted, by its Certificate of Incorporation, to convert any outstanding shares of Restricted Common Stock into shares of Common Stock in the event 80% or more of the outstanding shares of Restricted Common Stock have been converted into shares of Common Stock. As of December 31, 2000, 2,776,998 shares or 90% of the original total had been converted into Common Stock. In February 2001, the Company elected to convert all remaining Restricted Common Stock into shares of Common Stock of the Company.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (In millions, except share and per share amounts)

8. Stockholders' Equity (Continued)

      Treasury Stock

      On April 22, 1999, the Company announced that the Board of Directors had approved the use of up to $25.0 million to repurchase shares of the Company's Common Stock. The shares were purchased, from time to time, in open market transactions. During the year ended December 31, 1999, the Company had repurchased 461,450 shares at an average price of $9.77 per share, including fees and commissions. During 2000, the Company repurchased an additional 1,544,993 shares at an average price of $7.47 per share, including fees and commissions. Also in 2000, the Company retired all of its Treasury Stock (2,006,443 shares) thereby reducing the number of outstanding shares by a like amount. The Company does not anticipate continuing this repurchase program in 2001.

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

      Non-Employee Directors' Stock Plan

      Metals USA's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by Metals USA's stockholders in April 1997, provides for (i) the automatic grant to each non-employee director serving at the consummation of the IPO of an option to purchase 10,000 shares, (ii) the automatic grant to each non-employee director of an option to purchase 10,000 shares upon such person's initial election as a director and (iii) an automatic annual grant at each annual meeting of stockholders thereafter of an option to purchase 5,000 shares to each non-employee director at which meeting such director is re-elected or remains a director, unless such annual meeting is held within three months of such person's initial election as a director. All options will have an exercise price per share equal to the fair market value of the Common Stock on the date of grant and are immediately vested and expire on the earlier of ten years from the date of grant or one year after termination of service as a director. The Directors' Plan also permits non-employee directors to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" at future settlement dates, as selected by the director. The number of shares or deferred shares received will equal the number of shares of Common Stock which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. Through December 31, 2000, a total of 130,000 options have been granted under this plan and none have been cancelled or exercised.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

9. Stock Based Compensation (Continued)

      The following is a summary of stock option activity:

                                            Weighted
                                            Average
                                          "Fair Value"  Options for
                                           per Share      Weighted        Shares of
                                           of Options   Average Price       Common
                                            Granted       per Share         Stock
                                           ----------   -------------     ---------
Balance, January 1, 1998 ...............                                 3,254,258
Granted to directors ...................      13.08        19.25             20,000
Granted ................................      10.26        15.50            843,464
Exercised ..............................       6.30        10.00            (25,392)
Canceled or expired ....................       7.16        11.66           (123,680)
                                                                         ----------
Balance, December 31, 1998 .............                                  3,968,650
Granted to directors ...................       6.56        10.81             40,000
Granted ................................       5.71         9.49            701,500
Exercised ..............................       6.55         8.45            (31,539)
Canceled or expired ....................       9.39        14.30           (305,199)
                                                                         ----------
Balance, December 31, 1999 .............                                  4,373,412
Granted to directors ...................       4.17         7.06             30,000
Granted ................................       4.16         7.76            115,000
Canceled or expired ....................       8.12        11.51           (538,568)
                                                                         ----------
Balance, December 31, 2000 .............                                  3,979,844
                                                                         ==========

      At December 31, 2000, exercisable options for shares of Common Stock were 2,140,001 at a weighted average price of $11.48 per share.

      The Company uses the Black-Scholes model to calculate the estimated "fair value" of stock options and similar awards. The model requires the use of a number of subjective assumptions including: (i) risk free rate of return, (ii) expected price volatility of the Common Stock, (iii) expected dividend yield and
(iv) estimated life of the option. Principal assumptions used in estimating the "fair value" of the Company's stock options using the Black-Scholes model were as follows:

                                                               December 31,
                                                            -------------------
                                                            2000           1999
                                                            ----           ----
Risk free rate of return .........................          6.50%          6.21%
Expected price volatility ........................         49.45%         48.06%
Expected dividend yield ..........................          0.50%            --
Expected life of the option (in years) ...........           7.5            7.5

      The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under the SFAS No. 123, the Company's net income and earnings per share would have been reduced by the amortization of the estimated fair value of stock options over the applicable vesting period of such awards. The following pro forma disclosures may not be

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

9. Stock Based Compensation (Continued)

      representative of similar future disclosures because: (i) additional options may be granted in future years and (ii) the computations used to estimate the "fair value" of the stock options are subject to significant subjective assumptions, any one or all of which may differ in material respects from actual amounts.

                                                                                   Years Ended December 31,
                                                                                 --------------------------------
                                                                                   2000        1999        1998
                                                                                 --------    --------    --------
      Net income as reported ...............................................     $   11.7    $   39.8    $   40.0
      Estimated "fair value" of stock options vesting during the period, net
        of federal income tax benefit ......................................         (3.1)       (3.3)       (3.4)
                                                                                 --------    --------    --------
      Adjusted net income ..................................................     $    8.6        36.5    $   36.6
                                                                                 ========    ========    ========
      Adjusted earnings per share ..........................................     $     .23   $     .96   $    1.00
                                                                                 ========    ========    ========
      Adjusted earnings per share -- assuming dilution .....................     $     .23   $     .95   $     .98
                                                                                 ========    ========    ========
      Number of common shares used in the per share calculations:
        Adjusted earnings per share ........................................         36.8        38.1        36.7
                                                                                 ========    ========    ========
        Adjusted earnings per share-- assuming dilution ....................         37.0        38.4        37.3
                                                                                 ========    ========    ========

10. Integration Charge

      On September 8, 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge are $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. These changes affected less than 5% of the Company's workforce. The following schedule sets forth by segment the Integration Charge recorded in the third quarter of 1999 and costs paid through December 31, 2000.

                                                   Integration        Costs
                                                      Charge           Paid
                                                   -----------        ------
      Plates and Shapes ..................            $  5.6          $  3.5
      Flat Rolled ........................               1.1              .8
      Building Products ..................               2.7              .7
                                                      ------          ------
           Total .........................            $  9.4          $  5.0
                                                      ======          ======

      The Company expects to pay between approximately $0.5 and $1.5 during each of the next four quarterly reporting periods with respect to the remaining costs and to complete the initial plan for the integration and consolidation of certain operations and administrative functions by December 31, 2001. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed. In aggregate, adjustments for estimates for costs incurred through December 31, 2000 were less than $0.1. Approximately $1.0 of the costs included in costs paid result from negotiated settlements with respect to certain employment contracts that are to be paid over a three to five year period. These amounts were reclassified from the Integration Charge to other accrued liabilities at December 31, 1999.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

11. Segment and Related Information

      During 1998, the Company organized into four product groups: Plates and Shapes, Flat Rolled, Specialty Metals and Building Products. In early 2001, the Company announced a change in the organization to reduce the number of product groups to three. The Flat Rolled Group will expand to include all flat rolled processing operations of specialty metals and carbon steel in a single business unit. Similarly, the non-flat rolled operations of the former Specialty Metals Group will be included in an expanded Plates and Shapes Group. Each segment processes and distributes distinct products for different customer bases and is managed by a product segment team focused on improving and expanding segment operations. The following descriptions reflect the reorganization of the product groups.

- Plates and Shapes consists of fifty-two facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing as well as many specialty metals products including stainless steel, ductile iron, brass, copper, aluminum, magnesium and titanium. This segment provides processing services to their customers, such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length and T-splitting.

- Flat Rolled consists of twenty-nine facilities that maintain an inventory of cold rolled and hot rolled steel products and various nonferrous flat rolled products including aluminum, stainless steel, copper and brass. This segment provides processing services for their customers such as slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

- Building Products consists of sixty-three facilities that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

      The accounting policies of the reportable segments are the same as those described in Note 1 of "Notes to Consolidated Financial Statements." The Company evaluates the performance of its operating segments based on operating income.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

11. Segment and Related Information (Continued)

      The following table shows summarized financial information concerning the Company's reportable segments.

                                              As of and for the years ended December 31,
                                     --------------------------------------------------------------
                                                                              Corporate,
                                     Plates and                  Building    Eliminations
                                       Shapes      Flat Rolled   Products      And Other     Total
                                     ----------    -----------   --------    ------------  --------
2000:
    Net sales ...................     $  965.1      $  937.3     $  170.2      $  (51.0)   $2,021.6
    Operating income (loss) .....         49.1          27.0         10.0         (14.7)       71.4
    Total assets ................        409.8         318.0        122.1         254.9     1,104.8
    Capital expenditures ........         14.0          12.7          6.3           4.3        37.3
    Depreciation and amortization         10.9           7.1          2.9           5.1        26.0

1999:
    Net sales ...................     $  861.2      $  794.0     $  126.7      $  (36.5)   $1,745.4
    Operating income (loss) .....         59.0          48.0         10.3         (10.7)      106.6
    Total assets ................        396.7         292.7        118.0         241.9     1,049.3
    Capital expenditures ........         17.5          14.2          2.6            .9        35.2
    Depreciation and amortization          9.0           5.8          2.0           4.4        21.2

1998:
    Net sales ...................     $  782.7      $  632.8     $   93.4      $  (10.1)   $1,498.8
    Operating income (loss) .....         61.5          37.7          9.3         (11.7)       96.8
    Total assets ................        453.5         297.5         82.7         192.7     1,026.4
    Capital expenditures ........         13.2          10.2          1.7            .2        25.3
    Depreciation and amortization          6.5           4.3          1.4           4.2        16.4

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

      The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated operations. Foreign sales represent less than 1% of consolidated sales and the Company has no long-lived assets in any foreign country.

      The Company has a broad customer base within the United States with no single customer being significant to consolidated operations.

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (In millions, except share and per share amounts)

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

      The aggregate contributions to the Plans were $3.9, $3.4, and $2.8 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Leveraged ESOP Arrangement

      Under the provisions of an employee stock ownership plan ("ESOP") and its related trust, Jeffreys Steel Company, Inc. ("Jeffreys"), a 1997 acquisition accounted for as a pooling transaction, made annual contributions to the ESOP which were invested in stock of Jeffreys and other qualifying securities for the benefit of Jeffreys' employees. The ESOP provided for Jeffreys' purchases of employee shares to be paid in cash and with the issuance of a note payable. Effective September 26, 1997, the participation was frozen. Concurrent with the merger with Metals USA, ESOP shares were exchanged for shares of Metals USA common stock. The following reflects the equivalent shares of Metals USA common stock that were issued in connection with the acquisition of Jeffreys.

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

                        METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (In millions, except share and per share amounts)

12. Employee Benefit Plans (Continued)

as collateral were reported as unearned compensation. As shares were released from collateral, Jeffreys reported compensation expense equal to estimated market price of the shares at that time. ESOP share compensation expense was $2.6 for the year ended December 31, 1998. Since the obligation was secured by the shares purchased and the note was guaranteed by Jeffreys, all amounts relating to this transaction were considered unearned compensation of the employees until such time as the note was repaid and the corresponding shares were released to the individual participants of the plan. With the termination of the ESOP in August 1998, subsequent to the payment of the note to Jeffreys and the distribution of the ESOP shares to the individual participants, all unearned compensation was charged to expense in 1998.

      In accordance with SOP 93-6, additional paid-in capital was adjusted whenever the market value of the shares released was more or less than the cost of the shares released. The increase in additional paid-in capital attributable to this difference in market value and cost was $2.1 for the year ended December 31, 1998.

13. Supplemental Cash Flow Information

                                                                    Years Ended December 31,
                                                                  ---------------------------
                                                                   2000      1999       1998
                                                                  ------    ------     ------
      Supplemental cash flow information:
            Cash paid for interest and securitization expense     $ 47.9    $ 38.0     $ 23.7
            Cash paid for income taxes ......................        8.5      24.3       29.7

      Non-cash investing and financing activities:
            Acquisition of businesses:
            Fair value of assets acquired ...................     $ 12.3    $124.2     $465.3
            Consideration given:
              Cash paid .....................................        7.8      77.9      198.3
              Stock issued ..................................         --       2.1       73.5
              Notes issued ..................................         --       4.0        3.6
                                                                  ------    ------     ------
            Liabilities assumed .............................     $  4.5    $ 40.2     $189.9
                                                                  ======    ======     ======

14. Commitments and Contingencies

      Operating Lease Agreements

      The Company's minimum lease obligations under certain long-term non-cancelable lease agreements for office space, warehouse space and equipment are as follows: 2001 -- $20.9; 2002 -- $17.8; 2003 -- $14.6; 2004 -- $12.6; 2005
-- $10.9; thereafter -- $47.6.

      The Company recorded approximately $19.5, $15.8, and $10.1 in rent expense during the years ended December 31, 2000, 1999 and 1998, respectively, under operating leases. Certain of these leases are with affiliated individuals and companies (see Note 15).

                       METALS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (In millions, except share and per share amounts)

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

      In connection with the Mergers and certain of the subsequent acquisitions, subsidiaries of the Company have entered into a number of lease arrangements for facilities and equipment. These lease arrangements are for periods ranging from 10 to 20 years. Payments under these lease arrangements with respect to years ended December 31, 2000, 1999 and 1998 were $1.8, $3.2, and $3.1, respectively. Future commitments in respect of these leases are included in the schedule of minimum lease payments in Note 14.

16. Quarterly Financial Information (Unaudited)

      Summarized quarterly financial information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                      Three Months Ended
                                                  -----------------------------------------------------
                                                   March 31      June 30     September 30   December 31
                                                  ---------     ---------    ------------   -----------
2000:
   Net sales ................................     $   523.8     $   548.3     $   510.1     $   439.4
   Operating income .........................          30.2          27.5          14.6          (0.9)
   Net income ...............................          11.2           9.5            .6          (9.6)
   Earnings per share-- assuming dilution (1)           .30           .26           .02          (.26)

1999:
   Net sales ................................     $   422.4     $   435.7     $   444.0     $   443.3
   Operating income .........................          27.6          29.1          21.2          28.7
   Net income ...............................          10.7          11.8           6.6          10.7
   Earnings per share-- assuming dilution (1)           .28           .31           .17           .28

1998:
   Net sales ................................     $   278.5     $   377.2     $   438.4     $   404.7
   Operating income .........................          16.8          25.3          27.2          27.5
   Net income ...............................           7.2          12.2          10.4          10.2
   Earnings per share-- assuming dilution (1)           .21           .32           .27           .27

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

            Schedule II - Valuation and Qualifying Accounts.

            All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or notes thereto or is not applicable.

(b)   Reports on Form 8-K

      On February 9, 2001, the Company filed a report on Form 8-K relative to a commitment letter for the New Financing Facility and preliminary financial results for the quarter ended December 31, 2000.

(c)   Exhibits

      Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 55), which index is incorporated herein by reference.

                                METALS USA, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTARY DATA

To Metals USA, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Metals USA, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated March 14, 2001, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (in millions)

                                           Balance at    Amount     Utilization of
                                           Beginning   Charged to    reserve (net                 Balance at
                Description                 of Year     Expense     of recoveries)     Other      End of Year
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
     Allowance for doubtful accounts        $   6.2     $   4.1       $   (2.9)      $     --       $   7.4
     Integration Charge                         7.5          --           (3.1)            --           4.4

Year Ended December 31, 1999
     Allowance for doubtful accounts        $   7.1     $   1.4       $   (2.9)      $     .6(1)    $   6.2
     Integration Charge                          --         9.4            (.9)          (1.0)(2)       7.5

Year Ended December 31, 1998
     Allowance for doubtful accounts            3.6         1.7            (.5)           2.3(1)        7.1

(1) Represents aggregate increase in the beginning balances arising from acquired businesses during the year.

(2) Reclassifications resulting from negotiated settlements with respect to certain employment contracts that are to be paid over a three to five year period. These amounts were reclassified from the Integration Charge accrual to other accrued liabilities at December 31, 1999.

                                METALS USA, INC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

                                   METALS USA, INC.


                                   By:        /s/ J. MICHAEL KIRKSEY
                                      ------------------------------------------
                                     J. Michael Kirksey, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.

          Signature                                 Title
          ---------                                 -----

  /s/  J. MICHAEL KIRKSEY                    Chairman of the Board,
--------------------------------------       Chief Executive Officer
         J. Michael Kirksey                   and Director


  /s/  TERRY L. FREEMAN                      Vice President and
--------------------------------------       Chief Accounting Officer
       Terry L. Freeman

     STEVEN S. HARTER*                       Director

     ARNOLD W. BRADBURD*                     Director

     T. WILLIAM PORTER*                      Director

     RICHARD H. KRISTINIK*                   Director

     TOMMY E. KNIGHT*                        Director

     FRANKLIN MYERS*                         Director

     WILLIAM L. TRANSIER*                    Director


*By:   /s/  J. MICHAEL KIRKSEY               Director
--------------------------------------
  J. Michael Kirksey, Attorney-in-Fact

                                METALS USA, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

3.1 -- Amended and Restated Certificate of Incorporation of Metals USA, Inc. (the "Company"), as amended, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
3.2 -- Bylaws of the Company, as amended, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated May 7, 1997.
4.1 -- Form of certificate evidencing ownership of Common Stock of the Company, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
4.2 -- Indenture, dated February 11, 1998, by and among the Company as issuer and the Guarantors named therein, and U.S. Trust Company of California, N.A., as Trustee regarding the Company's 8 5/8% Senior Subordinated Notes due 2008, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-35575 dated February 20, 1998.
10.1 -- The Company's 1997 Long-Term Incentive Plan, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated May 7, 1997.
10.2 -- The Company's 1997 Non-Employee Directors' Stock Plan, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated May 7, 1997.
10.3 -- Form of Employment Agreement between the Company and J. Michael Kirksey, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
10.4 -- Form of Employment Agreement between the Company and John A. Hageman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
10.5 -- Form of Employment Agreement between the Company and Terry L. Freeman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
10.8 -- Form of Founders' Employment Agreement between Steel Service Systems, Inc. and Craig R. Doveala, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
10.10 -- Form of Founders' Employment Agreement between Uni-Steel, Inc. and Richard A. Singer, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
10.11 -- Form of Founders' Employment Agreement between Williams Steel & Supply Co., Inc. and Lester G. Peterson, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
10.12+ -- Form of Loan and Security Agreement by and among Bank of America, N.A.
          as administrative agent and PNC Bank, N.A. as documentation agent and Metals USA, Inc. and certain subsidiaries, for up to $350.0 million of aggregate financing dated March 12, 2001, (the "Metals USA Credit Facility" and together with the Metals Receivable Corporation Credit Facility, the "New Credit Facility").

                                METALS USA, INC.

                                INDEX OF EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

10.13+ -- Form of Loan and Security Agreement by and among Bank of America, N.A.
          as administrative agent and PNC Bank, N.A. as documentation agent and Metals Receivable Corporation for up to $100.0 million of aggregate financing dated March 12, 2001, (the "Metals Receivable Corporation Credit Facility" and together with the Metals USA Credit Facility, the "New Credit Facility").
21+   --  List of subsidiaries of the Company
23.1+ --  Consent of Arthur Andersen LLP
27+   --  Financial Data Schedule

----------------
+ Included with this filing.