Form 10-Q
period 2001-03-31
METALS USA INC
filed 2001-05-14
CIK 1038363

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

                  For the quarterly period ended March 31, 2001

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

                        --------------------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of common stock outstanding at May 11, 2001: 36,509,972

================================================================================

                                METALS USA, INC.
                                      INDEX

PART I. - FINANCIAL INFORMATION                                            PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets at March 31, 2001 (Unaudited) and
     December 31, 2000.....................................................   2
   Unaudited Consolidated Statements of Operations for the three months
     Ended March 31, 2001 and 2000.........................................   3
   Unaudited Consolidated Statements of Cash Flows for the three months
     Ended March 31, 2001 and 2000.........................................   4
   Condensed Notes to Unaudited Consolidated Financial Statements..........   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  11

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  15
Item 5.  Other Information.................................................  15
Item 6.  Exhibits and Reports on Form 8-K..................................  15
Signatures.................................................................  16

                        METALS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                      MARCH 31,      DECEMBER 31,
                                                                        2001             2000
                                                                    -------------   -------------
                                                                     (UNAUDITED)
                        ASSETS
Current Assets:
      Cash and cash equivalents .................................     $    8.2         $    3.8
      Accounts receivable, net of allowance
        of $7.8 and $7.4, respectively ..........................        230.7            120.8
      Inventories ...............................................        368.7            402.2
      Prepaid expenses and other ................................         11.4             14.4
      Deferred income taxes .....................................          6.8              6.2
                                                                      --------         --------
           Total current assets .................................        625.8            547.4
Property and equipment, net .....................................        250.7            249.3
Goodwill, net ...................................................        294.8            296.8
Other assets, net ...............................................         16.3             11.3
                                                                      --------         --------
                Total assets ....................................     $1,187.6         $1,104.8
                                                                      ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..........................................     $  186.7         $  157.9
      Accrued liabilities .......................................         33.9             41.6
      Current portion of long-term debt .........................          3.1              3.1
                                                                      --------         --------
           Total current liabilities ............................        223.7            202.6
Long-term debt, less current portion ............................        563.6            489.9
Deferred income taxes ...........................................         33.4             32.9
Other long-term liabilities .....................................          5.9              4.3
                                                                      --------         --------
           Total liabilities ....................................        826.6            729.7
                                                                      --------         --------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par, 5,000,000 shares
        authorized, none issued .................................         --               --
      Common stock, $.01 par, 203,122,914 shares
        authorized, 36,509,972 shares issued ....................           .4               .4
      Additional paid-in capital ................................        247.7            247.7
      Retained earnings .........................................        113.9            127.0

       Accumulated other comprehensive income (loss) ............         (1.0)            --
                                                                      --------         --------
           Total stockholders' equity ...........................        361.0            375.1
                                                                      --------         --------
                Total liabilities and stockholders' equity ......     $1,187.6         $1,104.8
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

                        METALS USA, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -------------------------
                                                                             2001          2000
                                                                           -------        -------
Net sales ............................................................     $ 436.0        $ 523.8
Operating costs and expenses:
      Cost of sales ..................................................       338.4          392.6
      Operating and delivery .........................................        53.8           56.2
      Selling, general and administrative ............................        37.3           38.5
      Depreciation and amortization ..................................         6.9            6.3
                                                                           -------        -------
Operating income (loss) ..............................................        (0.4)          30.2

Other (income) expense:
      Interest and securitization expense ............................        15.2           11.5
      Other (income) expense, net ....................................         (.2)           (.4)
                                                                           -------        -------
Income (loss) before income taxes and extraordinary charge ...........       (15.4)          19.1
Provision (benefit) for income taxes .................................        (5.2)           7.9
                                                                           -------        -------
Net income (loss) before extraordinary charge ........................       (10.2)          11.2
Extraordinary charge from early extinguishment of debt, net
   of
   income taxes ......................................................         1.8           --
                                                                           -------        -------
Net income (loss) ....................................................     $ (12.0)       $  11.2
                                                                           =======        =======

Earnings (loss) per share
      Before extraordinary item ......................................     $  (.28)       $   .30

      Extraordinary item .............................................        (.05)          --
                                                                           -------        -------
      Total ..........................................................     $  (.33)       $   .30
                                                                           =======        =======

Earnings (loss) per share -- assuming dilution
      Before extraordinary item ......................................     $  (.28)       $   .30

      Extraordinary item .............................................        (.05)          --
                                                                           -------        -------
      Total ..........................................................     $  (.33)       $   .30
                                                                           =======        =======

Number of common shares used in the per share calculations:
      Earnings (loss) per share ......................................        36.5           37.5
                                                                           =======        =======

      Earnings (loss) per share -- assuming dilution .................        36.5           37.9
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

                        METALS USA, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                --------------------
                                                                                  2001         2000
                                                                                 ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) .....................................................    $(12.0)      $ 11.2
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities --
        Provision for bad debts .............................................       1.0          1.0
        Depreciation and amortization .......................................       6.9          6.3

        Extraordinary charge ................................................       2.9         --
        Changes in operating assets and liabilities, net of acquisitions
           and non-cash transactions ........................................                   --
           Accounts receivable ..............................................     (10.9)       (55.7)
           Inventories ......................................................      33.5        (48.4)
           Prepaid expenses and other assets ................................       3.0          2.8
           Accounts payable and accrued liabilities .........................      21.1         42.1

           Income taxes payable .............................................      --            3.3
        Other operating .....................................................       1.1          (.5)
                                                                                 ------       ------
             Net cash provided by (used in) operating activities ............      46.6        (37.9)
                                                                                 ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (repurchase) of securitized receivables ..........................    (100.0)        10.0
      Purchases of property and equipment ...................................      (6.4)       (12.6)

      Purchase of businesses, net of acquired cash ..........................      --           (7.8)
      Other investing .......................................................        .1           .2
                                                                                 ------       ------
             Net cash used in investing activities ..........................    (106.3)       (10.2)
                                                                                 ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on revolving credit facilities .........................      74.1         58.3
      Net repayments on long-term debt ......................................       (.4)         (.4)

      Purchase of treasury stock ............................................      --           (7.8)

      Payment of dividends ..................................................      (1.1)        --

      Debt issuance costs ...................................................      (7.2)        --

      Other financing .......................................................      (1.3)         (.1)
                                                                                 ------       ------
             Net cash provided by financing activities ......................      64.1         50.0
                                                                                 ------       ------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................       4.4          1.9
CASH AND CASH EQUIVALENTS, beginning of period ..............................       3.8          4.7
                                                                                 ------       ------
CASH AND CASH EQUIVALENTS, end of period ....................................    $  8.2       $  6.6
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

                        METALS USA, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

   ORGANIZATION

   Metals USA, Inc., a Delaware corporation ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor and distributor. Through March 31, 2001, Metals USA has acquired numerous metal processing and distributing companies. Metals USA, together with its wholly owned subsidiaries, is referred to as the "Company."

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

   Certain reclassifications have been made to prior years' financial statements to be consistent with the current period's presentation, primarily relating to the segment disclosure (see Note 8).

   EXTRAORDINARY ITEM -- During the first quarter of 2001, the Company refinanced the Former Credit Facility with the New Credit Facility (see Note 4). In connection with the refinancing, the Company recorded an extraordinary charge of $2.9, before a tax benefit of $1.1, to write off the balance of unamortized deferred debt issuance costs related to the Former Credit Facility.

   NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Activities" (SFAS No. 133). SFAS No. 133, as amended, was effective for the Company beginning January 1, 2001. This standard requires entities to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 permits adjustments to the fair value of derivative instruments that meet the designation criteria of cash flow hedges to be recorded in "Accumulated other comprehensive income" (a component of stockholders' equity) and to offset related results on the hedged item in the income statement. Accordingly, as described in Note 4, "Long-term Debt - INTEREST RATE SWAPS" the Company's interest rate swap agreements are designated as cash flow hedges.

2. EARNINGS PER SHARE

   The Company computes earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic earnings per share ("Earnings per Share") and diluted earnings per share ("Earnings per Share
- Assuming Dilution"). Earnings per Share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share - Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In the three months ended March 31, 2001, convertible securities equivalent to 206,513 additional shares were not included in the calculation of Earnings per Share - Assuming Dilution as the effect of the additional shares would be anti-dilutive.

   The number of shares used in the per share calculations consists of the following:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2001         2000
                                                            --------     --------
                                                                 (IN MILLIONS)
Number of shares used in computing earnings per share
  (weighted-average shares) ...............................    36.5        37.5

Effect of dilutive securities:
Stock options .............................................    --          --

Convertible securities ....................................    --            .4
                                                               ----        ----
Number of shares used in computing earnings per share --
  assuming dilution (weighted-average shares) .............    36.5        37.9
                                                               ====        ====

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3. INVENTORIES

   Inventories consist of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2001         2000
                                                      ----------   -----------
                                                      (UNAUDITED)
Raw materials --
  Plates and Shapes ..............................      $178.6       $195.6
  Flat Rolled ....................................       117.5        127.3
  Building Products ..............................        21.9         21.7
                                                        ------       ------
   Total raw materials ...........................       318.0        344.6
                                                        ------       ------
Work-in-process and finished goods --
  Plates and Shapes ..............................         1.9          1.9
  Flat Rolled ....................................        27.4         32.6
  Building Products ..............................        21.4         23.1
                                                        ------       ------
   Total work-in-process and finished goods ......        50.7         57.6
                                                        ------       ------
Less -- LIFO reserve .............................        --           --
                                                        ------       ------
   Total .........................................      $368.7       $402.2
                                                        ======       ======

4. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                   MARCH 31,    DECEMBER 31,
                                                     2001          2000
                                                  ----------   -------------
                                                  (UNAUDITED)
Borrowings under the Credit Facility .........      $337.1        $263.0
8 5/8% Senior Subordinated Notes .............       200.0         200.0
Industrial Revenue Bonds (various issues) ....        22.3          22.3
Obligations under capital leases and other ...         7.3           7.7
                                                    ------        ------
                                                     566.7         493.0
Less -- Current portion ......................        (3.1)         (3.1)
                                                    ------        ------
 Total .......................................      $563.6        $489.9
                                                    ======        ======

   The weighted average interest rate of the New Credit Facility for the period it was outstanding during the three months ended March 31, 2001, was 8.3%. The weighted average interest rate of the Former Credit Facility for the period it was outstanding during the three months ended March 31, 2001, was 11.4%.

   BORROWINGS UNDER THE CREDIT FACILITY

   On March 12, 2001, the Company entered into two new financing agreements with Bank of America and PNC Bank. Collectively, the agreements are referred to as the "New Credit Facility". The New Credit Facility is for a period of three years, represents $450.0 in financing, and replaced the former credit facility, ("Former Credit Facility") which consisted of a $300.0 revolving credit facility and a $100.0 accounts receivable securitization facility. The Former Credit Facility was retired with borrowings under the New Credit Facility. The New Credit

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Facility is comprised of two loans, a revolving credit facility providing up to $350.0 in borrowings and a $100.0 loan to a wholly-owned and unrestricted subsidiary of the Company secured solely by accounts receivable. The New Credit Facility is secured by all of the Company's receivables (not otherwise pledged under the accounts receivable facility), inventories, and property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450.0 in the aggregate. At March 31, 2001, the Company had $61.1 available under the New Credit Facility.

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

   The New Credit Facility requires the Company to comply with various customary affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated tangible net worth. The New Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $45.0. At March 31, 2001, the Company had $1.1 available for the payment of dividends. The consolidated tangible net worth requirements as of March 31, June 30, September 30 and December 31, 2001 are $62, $63, $66 and $70, respectively.

   In connection with the establishment of the New Credit Facility, the Company incurred fees and expenses of about $7, which are being amortized over the three-year term of the facility.

   INTEREST RATE SWAPS

   Concurrent with executing the New Credit Facility, the Company entered into two interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the New Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the New Credit Facility, thereby reducing exposure to interest rate fluctuations. At March 31, 2001, the Company had interest rate swap agreements with a notional amount of $100.0 compared to the total borrowings under the New Credit Facility of $337.1. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.48% and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The weighted average variable rates are subject to change over time based on fluctuations in the thirty-day LIBOR rate. The weighted average LIBOR rate applicable to these agreements was 5.15% at March 31, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The agreements expire on March 14, 2004.

   The Company has designated these interest rate swap agreements as effective cash flow hedges pursuant to SFAS 133. This designation requires the Company to record the swap agreements at their fair value at each balance sheet date. As of March 31, 2001 these swap agreements are carried on the accompanying balance sheet as a liability of $1.6, with a corresponding offset to accumulated other comprehensive income (a category within stockholders' equity), net of a deferred tax asset of $.6. Other comprehensive income will be adjusted to reflect changes in the fair value of the swap agreements at subsequent balance sheet dates. The fair value of these swap agreements at March 14, 2001, the date of their inception, was zero.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


   During the quarter ended March 31, 2000, the Company had $125 million of interest rate swaps outstanding. These agreements expired during the fourth quarter of 2000. The Company incurred additional interest expense (benefit) relating to swap agreements of $.1 and $(.3) during the quarterly reporting periods ended March 31, 2001 and 2000, respectively. These amounts were recorded as a component of interest expense on the accompanying statement of operations.

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

6. STOCKHOLDERS' EQUITY

   On March 28, 2001, the Company announced its fifth consecutive quarterly dividend of $.03 per share, payable on April 17, 2001 to stockholders of record on April 6, 2001.

7. INTEGRATION CHARGE

   In September 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge were $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. The following schedule sets forth by segment, costs paid through March 31, 2001.

          Plates and Shapes .....................    $    3.7
          Flat Rolled ...........................         0.8
          Building Products .....................         0.8
                                                     --------
            Total ...............................    $    5.3
                                                     ========

   The Company expects to pay between approximately $0.5 and $1.5 during each of the next three quarterly reporting periods with respect to the remaining costs and to complete the initial plan for the integration and consolidation of certain operations and administrative functions by December 31, 2001. Although the foregoing estimates with respect to both costs and timing reflect the best information available to management, there can be no assurance that such costs will not exceed current expectations or that the timing of the facility integration activities will not be delayed.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. SEGMENT AND RELATED INFORMATION

   In early 2001, the Company announced a change in the organization to reduce the number of product groups from four to three. The Flat Rolled Group was expanded to include all flat rolled processing operations of specialty metals and carbon steel in a single business unit. Similarly, the non-flat rolled operations of the former Specialty Metals Group are now included in an expanded Plates and Shapes Group. Each segment processes and distributes distinct products for different customer bases and is managed by a product segment team focused on improving and expanding segment operations.

   The following table shows summarized financial information concerning the Company's reportable segments.

                                                        AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------------------------------
                                              PLATES AND                     BUILDING       CORPORATE
                                               SHAPES       FLAT ROLLED      PRODUCTS       AND OTHER         TOTAL
                                            -------------  -------------   ------------   ------------    -----------
2001:
   Net sales ...........................      $  210.6       $  203.6       $   31.0        $   (9.2)       $  436.0
   Operating income (loss) .............           2.2            3.2           (1.7)           (4.1)           (0.4)
   Total assets ........................         414.2          324.1          122.4           326.9         1,187.6
   Capital expenditures ................           1.2            3.0            1.8              .4             6.4
   Depreciation and amortization .......           2.8            2.0             .7             1.4             6.9

2000:
   Net sales ...........................      $  256.7       $  242.7       $   37.0        $  (12.6)       $  523.8
   Operating income (loss) .............          20.1           12.0            1.2            (3.1)           30.2
   Total assets ........................         423.7          350.6          127.1           255.6         1,157.0
   Capital expenditures ................           7.0            3.6            1.8              .2            12.6
   Depreciation and amortization .......           2.7            1.7             .7             1.2             6.3


9.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  2001           2000
                                                                --------       --------
Supplemental cash flow information:
Cash paid for interest ....................................     $   19.7       $   15.0
Cash paid (refunded) for income taxes .....................         (5.4)         --

Non-cash investing and financing activities:
  Treasury stock acquired in exchange for cash
    surrender value of certain life insurance contracts ...     $    --        $    1.0
                                                                ========       ========
  Acquisition of businesses:
     Fair value of assets acquired ........................     $    --        $   12.3
     Cash paid as consideration ...........................          --             7.8
                                                                --------       --------
     Liabilities assumed ..................................     $    --        $    4.5
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

RESULTS OF OPERATIONS

   CONSOLIDATED RESULTS -- THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   ---------------------------------------------------
                                                                    2001            %             2000             %
                                                                   ------         ------         ------         ------
                                                                            (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ......................................................   $436.0          100.0%        $523.8          100.0%
Operating costs and expenses:
   Cost of sales ...............................................    338.4           77.6%         392.6           75.0%
   Operating and delivery ......................................     53.8           12.3%          56.2           10.7%
   Selling, general and administrative .........................     37.3            8.5%          38.5            7.4%
   Depreciation and amortization ...............................      6.9            1.6%           6.3            1.1%
                                                                   ------         ------         ------         ------
Operating income  (loss) .......................................     (0.4)           0.0%          30.2            5.8%
   Interest and securitization expense .........................     15.2            3.5%          11.5            2.2%
   Other (income) expense, net .................................     (0.2)           0.0%          (0.4)           0.0%
                                                                   ------         ------         ------         ------
Income (loss) before income taxes and extraordinary charge .....   $(15.4)          (3.5)%       $ 19.1            3.6%
                                                                   ======         ======         ======         ======

   NET SALES. Net sales decreased $87.8 million, or 16.8%, from $523.8 million for the three months ended March 31, 2000 to $436.0 million for the three months ended March 31, 2001. The decrease in net sales was principally due to decreased shipments in substantially all product lines, which overall declined by 15.7%. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as this product line suffers from a severe oversupply in a soft economy.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   COST OF SALES. Cost of sales decreased $54.2 million, or 13.8%, from $392.6 million for the three months ended March 31, 2000, to $338.4 million for the three months ended March 31, 2001. The decrease in cost of sales was principally due to the decreased shipments described above, offset by a modest increase in the average cost of raw materials. As a percentage of net sales, cost of sales increased from 75.0% for the three months ended March 31, 2000 to 77.6% for the three months ended March 31, 2001. This percentage increase was primarily due to higher costs of raw materials as well as a decrease in the average sales price.

   OPERATING AND DELIVERY. Operating and delivery expenses decreased $2.4 million, or 4.3%, from $56.2 million for the three months ended March 31, 2000 to $53.8 million for the three months ended March 31, 2001. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 10.7% for the three months ended March 31, 2000 to 12.3% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in sales.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $1.2 million, or 3.1%, from $38.5 million for the three months ended March 31, 2000 to $37.3 million for the three months ended March 31, 2001. This decrease in selling, general and administrative expenses was primarily attributable to lower incentive compensation expense related to the decreased product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 7.4% for the three months ended March 31, 2000 to 8.5% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in sales.

   OPERATING INCOME. Operating income decreased $30.6 million, or 101.3%, from $30.2 million for the three months ended March 31, 2000 to an operating loss of $0.4 million for the three months ended March 31, 2001. The decrease in operating income was attributable to decreased product shipments, as well as decreased sales prices and increased cost of raw materials. A decline in demand and average realized margins in the structural steel product line accounts for approximately $15.5 million of this decrease. As a percentage of net sales, operating income decreased from 5.8% for the three months ended March 31, 2000 to 0.0% for the three months ended March 31, 2001.

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $3.7 million, or 32.2%, from $11.5 million for the three months ended March 31, 2000 to $15.2 million for the three months ended March 31, 2001. The increase in interest expense was primarily due to increased debt levels and higher interest rates during the 2001 quarter. In addition, the three months ended March 31, 2001 includes $1.6 million of additional interest costs incurred during the transition period to the New Credit Facility.

   OTHER (INCOME) EXPENSE. Other (income) expense decreased $0.2 million, from $(0.4) million for the three months ended March 31, 2000 to $(0.2) million for the three months ended March 31, 2001.

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

                                METALS USA, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   SEGMENT RESULTS -- THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
MARCH 31, 2000


   The Company has made certain changes among its product segments subsequent to year-end; accordingly, amounts shown for 2000 have been restated to conform to the 2001 presentation.

                                                                      THREE MONTHS ENDED MARCH 31,
                             ------------------------------------------------------------------------------------------------------
                                                      OPERATING                OPERATING
                                NET                   COSTS AND                 INCOME                       CAPITAL
                               SALES           %      EXPENSES          %       (LOSS)           %        EXPENDITURES   SHIPMENTS
                             ------------------------------------------------------------------------------------------------------
2001:                                                (IN MILLIONS, EXCEPT PERCENTAGES)
Plates and Shapes .......    $ 210.6         48.3%     $ 208.4         47.8%     $   2.2      (550.0)%      $   1.2          331
Flat Rolled .............      203.6         46.7%       200.4         45.9%         3.2      (800.0)%          3.0          318
Building Products .......       31.0          7.1%        32.7          7.5%        (1.7)      425.0%           1.8         --
Corporate and other .....       (9.2)        (2.1)%       (5.1)        (1.2)%       (4.1)    1,025.0%           0.4          (21)
                             -------      -------      -------      -------      -------     -------        -------      -------
   Total ................    $ 436.0        100.0%     $ 436.4        100.0%     $  (0.4)      100.0%       $   6.4          628
                             =======      =======      =======      =======      =======     =======        =======      =======


2000:
Plates and Shapes .......    $ 256.7         49.0%     $ 236.7         47.9%     $  20.1        66.6%       $   7.0          398
Flat Rolled .............      242.7         46.3%       230.6         46.7%        12.0        39.7%           3.6          376
Building Products .......       37.0          7.1%        35.8          7.3%         1.2         4.0%           1.8         --
Corporate and other .....      (12.6)        (2.4)%       (9.5)        (1.9)%       (3.1)      (10.3)%          0.2          (29)
                             -------      -------      -------      -------      -------     -------        -------      -------
   Total ................    $ 523.8        100.0%     $ 493.6        100.0%     $  30.2       100.0%       $  12.6          745
                             =======      =======      =======      =======      =======     =======        =======      =======

   PLATES AND SHAPES. Net sales decreased $46.1 million, or 18.0%, from $256.7 million for the three months ended March 31, 2000 to $210.6 million for the three months ended March 31, 2001. Product shipments decreased 16.8% and average sales prices decreased 3.4% for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Operating costs and expenses decreased $28.3 million, or 12.0%, from $236.7 million for the three months ended March 31, 2000 to $208.4 million for the three months ended March 31, 2001. Operating costs and expenses as a percentage of net sales increased from 92.2% for the three months ended March 31, 2000 to 99.0% for the three months ended March 31, 2001. This percentage increase was primarily due to the decreased shipments and a 3.6% increase in the cost of raw materials. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as the product line suffers from a severe oversupply in a soft economy.

   Operating income decreased by $17.9 million, or 89.1%, from $20.1 million for the three months ended March 31, 2000 to $2.2 million for the three months ended March 31, 2001. This decrease is primarily due to the decreased shipments as well as the decrease in average sales prices and the increase in the cost of raw materials. Operating income as a percentage of net sales decreased from 7.8% for the three months ended March 31, 2000 to 1.0% for the three months ended March 31, 2001.

   FLAT ROLLED. Net sales decreased $39.1 million, or 16.1%, from $242.7 million for the three months ended March 31, 2000 to $203.6 million for the three months ended March 31, 2001. This decrease is primarily due to a 15.4% decrease in shipments for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Costs and expenses decreased $30.2 million, or 13.1%, from $230.6 million for the

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


three months ended March 31, 2000 to $200.4 million for the three months ended March 31, 2001. This decrease was primarily attributable to the decreased shipments described above. Operating costs and expenses as a percentage of net sales, increased from 95.0% for the three months ended March 31, 2000 to 98.4% for the three months ended March 31, 2001. Operating income decreased by $8.8 million, or 73.3%, from $12.0 million for the three months ended March 31, 2000 to $3.2 million for the three months ended March 31, 2001. This decrease was attributable to the decreased shipments. Operating income as a percentage of net sales decreased from 4.9% for the three months ended March 31, 2000 to 1.6% for the three months ended March 31, 2001.

   BUILDING PRODUCTS. Net sales decreased $6.0 million, or 16.2%, from $37.0 million for the three months ended March 31, 2000 to $31.0 million for the three months ended March 31, 2001. The decrease in net sales was principally due to a decrease in demand for these products. Operating costs and expenses decreased $3.1 million, or 8.7%, from $35.8 million for the three months ended March 31, 2000 to $32.7 million for the three months ended March 31, 2001. This was due to the decrease in demand. Operating costs and expenses as a percentage of net sales increased from 96.8% for the three months ended March 31, 2000 to 105.5% for the three months ended March 31, 2001. Operating income decreased by $2.9 million, or 241.7%, from $1.2 million for the three months ended March 31, 2000 to a loss of $1.7 million for the three months ended March 31, 2001. This decrease was principally due to the decrease in demand. Operating income as a percentage of net sales decreased from 3.2% for the three months ended March 31, 2000 to a negative 5.5% for the three months ended March 31, 2001.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased $1.0 million, or 32.3%, from $3.1 million for the three months ended March 31, 2000 to $4.1 million for the three months ended March 31, 2001. This increase is primarily attributable to increased spending on technology and marketing related initiatives.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

   The Company generated $46.6 million in net cash from operating activities and used $37.9 million in net cash for operating activities for the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities was $106.3 million and $10.2 million for the three months ended March 31, 2001 and 2000, respectively. The cash used for investing activities during the three months ended March 31, 2001 included $100.0 million for the repurchase of securitized receivables and $6.4 for capital expenditures. Net cash provided by financing activities was $64.1 million and $50.0 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, the cash provided by financing activities included $100.0 million of borrowings on the Credit Facility to repurchase the securitized receivables, less net repayments on the Credit Facility of $25.9 million.

   At December 31, 2000, the Company had cash of $3.8 million, working capital of $344.8 million and total debt of $493.0 million. At March 31, 2001, the Company had cash of $8.2 million, working capital of $402.1 million and total debt of $566.7 million. The increase in working capital and indebtedness subsequent to year-end is due to the repurchase of the securitized accounts receivable in connection with the termination of the Former Credit Facility and the execution of the New Credit Facility. As of May 10, 2001, the Company had outstanding borrowings under the Credit Facility of $317.7 million, leaving $60 million available for use.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Company anticipates that its cash flow from operations together with borrowings under the New Credit Facility, will be sufficient to meet the Company's normal working capital and debt service requirements for at least the next several years, exclusive of any acquisition requirements. The Company intends to retain the majority of its earnings to finance the expansion of its business and for general corporate purposes. Both the Company's New Credit Facility and the Notes contain restrictions as to the payment of dividends. As of March 31, 2001, the Company had $1.1 million available for the payment of dividends under the terms of the New Credit Facility. On March 28, 2001, the Company announced its fifth consecutive quarterly dividend of $.03 per share, which was paid on April 17, 2001 to stockholders of record on April 6, 2001. The Company expects to have $1.1 million available for the payment of dividends in the quarter ending June 30, 2001.

  INVESTING ACTIVITIES

   Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the New Credit Facility or other sources of financing.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.


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


                                                 METALS USA, INC.


                                     By:  /s/   TERRY L. FREEMAN
                                          ------------------------
                                                Terry L. Freeman
                                                 Vice President
Date:  May 14, 2001                         and Chief Accounting Officer