Form 10-Q
period 2001-06-30
METALS USA INC
filed 2001-08-14
CIK 1038363

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

                  For the quarterly period ended June 30, 2001

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


                        --------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Number of shares of common stock outstanding at August 10, 2001: 36,509,972


================================================================================

                                              METALS USA, INC.
                                                  INDEX

PART I. - FINANCIAL INFORMATION                                                                                Page
                                                                                                               ----
ITEM 1.  FINANCIAL STATEMENTS
     Unaudited Consolidated Balance Sheets at June 30, 2001 and
       December 31, 2000......................................................................................    2
     Unaudited Consolidated Statements of Operations for the three and six months
       Ended June 30, 2001 and 2000...........................................................................    3
     Unaudited Consolidated Statements of Cash Flows for the six months
       Ended June 30, 2001 and 2000...........................................................................    4
     Condensed Notes to Unaudited Consolidated Financial Statements...........................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................................................   12

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................   20
Item 5.  Other Information....................................................................................   20
Item 6.  Exhibits and Reports on Form 8-K.....................................................................   20
Signatures ...................................................................................................   21

                        METALS USA, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2001                 2000
                                                                              -----------------    -----------------

                                 ASSETS
Current Assets:
     Cash and cash equivalents  .......................................       $         11.3       $          3.8
     Accounts receivable, net of allowance of $8.3 and $7.4,
       respectively....................................................                225.4                120.8
     Inventories  .....................................................                328.4                402.2
     Prepaid expenses and other  ......................................                 15.2                 14.4
     Deferred income taxes  ...........................................                  7.1                  6.2
                                                                              --------------       --------------
          Total current assets ........................................                587.4                547.4
Property and equipment, net  ..........................................                247.7                249.3
Goodwill, net  ........................................................                292.8                296.8
Other assets, net  ....................................................                 15.7                 11.3
                                                                              --------------       --------------
              Total assets  ...........................................       $      1,143.6       $      1,104.8
                                                                              ==============       ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable  ................................................       $        156.0       $        157.9
     Accrued liabilities  .............................................                 35.8                 41.6
     Current portion of long-term debt  ...............................                  3.0                  3.1
                                                                              --------------       --------------
          Total current liabilities ...................................                194.8                202.6
Long-term debt, less current portion...................................                553.4                489.9
Deferred income taxes..................................................                 35.0                 32.9
Other long-term liabilities............................................                  4.1                  4.3
                                                                              --------------       --------------
          Total liabilities ...........................................                787.3                729.7
                                                                              --------------       --------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par, 5,000,000 shares authorized, none
       issued  ........................................................                   --                   --
     Common stock, $.01 par, 203,122,914 shares authorized,
       36,509,972 shares issued  ......................................                   .4                   .4
     Additional paid-in capital  ......................................                247.7                247.7
     Retained earnings  ...............................................                108.9                127.0
       Accumulated other comprehensive income (loss) ..................                 (0.7)                  --
                                                                              --------------       --------------
          Total stockholders' equity  .................................                356.3                375.1
                                                                              --------------       --------------
              Total liabilities and stockholders' equity  .............       $      1,143.6       $      1,104.8
                                                                              ==============       ==============

             The accompanying notes are an integral part of these unaudited consolidated financial statements.

                              METALS USA, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                            --------------------------   --------------------------
                                                                2001           2000          2001           2000
                                                            -----------     ----------    ----------    -----------
Net sales  ..............................................   $     414.9     $    548.3    $    850.9    $   1,072.1
Operating costs and expenses:
   Cost of sales  .......................................         317.3          419.0         655.7          811.6
   Operating and delivery  ..............................          50.0           56.7         103.8          112.9
   Selling, general and administrative  .................          35.1           38.8          72.4           77.3
   Depreciation and amortization  .......................           6.8            6.3          13.7           12.6
                                                            -----------     ----------    ----------    -----------
Operating income  .......................................           5.7           27.5           5.3           57.7

Other (income) expense:
   Interest and securitization expense  .................          12.1           12.5          27.3           24.0
   Other (income) expense, net  .........................           (.2)          (1.2)          (.4)          (1.6)
                                                            -----------     ----------    ----------    -----------
Income (loss) before income taxes and
   extraordinary charge..................................          (6.2)          16.2         (21.6)          35.3
Provision (benefit) for income taxes  ...................          (1.2)           6.7          (6.4)          14.6
                                                            -----------     ----------    ----------    -----------
Net income  (loss) before extraordinary charge ..........          (5.0)           9.5         (15.2)          20.7
Extraordinary charge from early extinguishment of debt,
   net of income taxes ..................................            --             --           1.8             --
                                                            -----------     ----------    ----------    -----------
  Net income (loss)  .....................................  $      (5.0)    $      9.5    $    (17.0)   $      20.7
                                                            ===========     ==========    ==========    ===========
  Earnings (loss) per share
      Before extraordinary item  .........................  $      (.14)    $      .26    $     (.42)   $       .56
      Extraordinary item .................................           --             --          (.05)            --
                                                            -----------     ----------    ----------    -----------
     Total ...............................................  $      (.14)    $      .26    $     (.47)   $       .56
                                                            ===========     ==========    ==========    ===========

  Earnings (loss) per share -assuming dilution
      Before extraordinary item  .........................  $      (.14)    $      .26    $     (.42)   $       .55
      Extraordinary item .................................           --             --          (.05)            --
                                                            -----------     ----------    ----------    -----------
      Total ..............................................  $      (.14)    $      .26    $     (.47)   $       .55
                                                            ===========     ==========    ==========    ===========
  Number of common shares used in the per share
    calculations:
      Earnings (loss) per share  .........................         36.5           36.5          36.5           37.0
                                                            ===========     ==========    ==========    ===========
     Earnings (loss) per share - assuming dilution  ......         36.5           36.9          36.5           37.3
                                                            ===========     ==========    ==========    ===========

             The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               METALS USA, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN MILLIONS)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              -------------------------------
                                                                                  2001               2000
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).................................................       $      (17.0)      $       20.7
     Adjustments to reconcile net income (loss) to net cash provided by operating activities --
       Provision for bad debts  .......................................                2.3                1.8
       Depreciation and amortization  .................................               13.7               12.6
       Extraordinary charge  ..........................................                2.9                 --
       Changes in operating assets and liabilities, net of acquisitions and non-cash transactions  --
         Accounts receivable  .........................................               (6.9)             (60.7)
         Inventories  .................................................               73.8              (83.6)
         Prepaid expenses and other assets  ...........................               (1.3)               5.2
         Accounts payable and accrued liabilities  ....................               (4.5)             103.4
         Income taxes payable  ........................................                 --                2.9

       Other operating  ...............................................                 .1                 .9
                                                                              ------------       ------------
           Net cash provided by operating activities  .................               63.1                3.2
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (repurchase) of securitized receivables  ....................             (100.0)              10.0
     Proceeds from sale of fixed assets ...............................                2.1                 --
     Purchases of property and equipment  .............................              (10.3)             (25.5)
     Purchase of businesses, net of acquired cash  ....................                 --               (7.8)
     Other investing  .................................................                 .1                 --
                                                                              ------------       ------------
           Net cash used in investing activities  .....................             (108.1)             (23.3)
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving credit facilities  ...................               65.0               35.6
     Net repayments on long-term debt  ................................               (1.5)               2.2
     Purchase of treasury stock  ......................................                 --              (11.5)
     Payment of dividends  ............................................               (2.2)              (1.2)
     Debt issuance costs  .............................................               (7.4)                --
     Other financing  .................................................               (1.4)                --
                                                                              ------------       ------------
           Net cash provided by financing activities  .................               52.5               25.1
                                                                              ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS  ............................                7.5                5.0
CASH AND CASH EQUIVALENTS, beginning of period  .......................                3.8                4.7
                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, end of period  .............................       $       11.3       $        9.7
                                                                              ============       ============

             The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     Metals USA, Inc., a Delaware corporation ("Metals USA") was founded in July 1996 to become a leading national value-added metals processor and distributor. Since its formation, Metals USA has acquired several metal processing and distributing companies. Metals USA, together with its wholly owned subsidiaries, is referred to as the "Company."

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

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ACCOUNTING FOR BUSINESS COMBINATIONS ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but amortization of existing goodwill will cease effective January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach effective January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation.

The Company is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. Goodwill amortization for the three and six months ended June 30, 2001, was $2.0 and $4.1, respectively.

2.   EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic earnings per share ("Earnings per Share") and diluted earnings per share ("Earnings per Share
- Assuming Dilution"). Earnings per Share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share - Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In the three and six months ended June 30, 2001, convertible securities equivalent to .2 million additional shares were not included in the calculation of Earnings per Share - Assuming Dilution as the effect of the additional shares would be anti-dilutive. In addition, for the three and six months ended June 30, 2001, 4.6 million stock options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common stock.

The number of shares used in the per share calculations consists of the following:

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                 ----------------------------   ---------------------------
                                                                     2001            2000           2001            2000
                                                                 -------------  -------------   ------------   ------------
                                                                                        (IN MILLIONS)
       Number of shares used in per share calculations
         (weighted-average shares) ..........................             36.5           36.5           36.5           37.0
       Effect of dilutive securities:
         Stock options ......................................               --             --             --             --
         Convertible securities .............................               --             .4             --             .3
                                                                 -------------  -------------   ------------   ------------
       Number of shares used in per share calculations -
         assuming dilution (weighted-average shares) ........             36.5           36.9           36.5           37.3
                                                                 =============  =============   ============   ============

                        METALS USA, INC. AND SUBSIDIARIES
               CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
                   STATEMENTS (CONTINUED) (IN MILLIONS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

3.   INVENTORIES

     Inventories consist of the following:

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2001                2000
                                                                                 --------------     ---------------
     Raw materials --
       Plates and Shapes  .............................................          $       150.2      $       195.6
       Flat Rolled  ...................................................                  116.1              127.3
       Building Products  .............................................                   19.2               21.7
                                                                                 -------------      -------------
         Total raw materials  .........................................                  285.5              344.6
                                                                                 -------------      -------------
     Work-in-process and finished goods --
       Plates and Shapes  .............................................                    1.6                1.9
       Flat Rolled  ...................................................                   21.8               32.6
       Building Products  .............................................                   19.5               23.1
                                                                                 -------------      -------------
         Total work-in-process and finished goods  ....................                   42.9               57.6
                                                                                 -------------      -------------
     Less -- LIFO reserve  ............................................                     --                 --
                                                                                 -------------      -------------
         Total  .......................................................          $       328.4      $       402.2
                                                                                 =============      =============

4.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2001               2000
                                                                                  ------------       ------------
  Borrowings under the Credit Facility  ...............................           $      328.0       $      263.0
  8 5/8% Senior Subordinated Notes  ...................................                  200.0              200.0
  Industrial Revenue Bonds (various issues)  ..........................                   21.3               22.3
  Obligations under capital leases and other  .........................                    7.1                7.7
                                                                                  ------------       ------------
                                                                                         556.4              493.0
  Less -- Current portion  ............................................                   (3.0)              (3.1)
                                                                                  ------------       ------------
     Total  ...........................................................           $      553.4       $      489.9
                                                                                  ============       ============


     The weighted average interest rate of the New Credit Facility for the period it was outstanding during the three and six months ended June 30, 2001, was 7.87% and 7.94%, respectively.

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     BORROWINGS UNDER THE CREDIT FACILITY

     On March 12, 2001, the Company entered into two new financing agreements with Bank of America and PNC Bank. Collectively, the agreements are referred to as the "New Credit Facility". The New Credit Facility is for a period of three years, represents $450.0 in financing, and replaced the former credit facility, ("Former Credit Facility") which consisted of a $300.0 revolving credit facility and a $100.0 accounts receivable securitization facility. The Former Credit Facility was retired with borrowings under the New Credit Facility. The New Credit Facility is comprised of two loans, a revolving credit facility providing up to $350.0 in borrowings and a $100.0 loan to a wholly-owned and unrestricted subsidiary of the Company secured solely by accounts receivable. The New Credit Facility is secured by all of the Company's receivables (not otherwise pledged under the accounts receivable facility), inventories, and property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450.0 in the aggregate. At June 30, 2001, the Company had $52.3 available under the New Credit Facility.

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

     The New Credit Facility requires the Company to comply with various customary affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated tangible net worth. The New Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $45.0. At June 30, 2001, the Company had $1.1 available for the payment of dividends.

       The manufacturing sector of the U.S. economy has recorded its ninth consecutive month of decline. As a result, the decreased demand for the Company's products and services has resulted in the losses reported in recent quarterly reporting periods. Should the weak conditions in the U.S. economy continue, or if they deteriorate further, it is possible that the Company would incur additional losses. Such losses could require the Company to renegotiate the tangible net worth covenant in the Credit Facility, or seek alternative measures. The tangible net worth covenant requirements for the quarters ended June 30, September 30, and December 31, 2001 are $63.0, $66.0 and $70.0, respectively.

         In connection with the establishment of the New Credit Facility, the Company incurred fees and expenses of about $7.4, which are being amortized over the three-year term of the facility.

     INTEREST RATE SWAPS

     Concurrent with and subsequent to executing the New Credit Facility, the Company has entered into a total of four interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the New Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the New Credit Facility, thereby reducing exposure to interest rate fluctuations. At June 30, 2001, the Company had interest rate swap agreements with a notional amount of $150.0 compared to the total borrowings under the New Credit Facility of $328.0. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.35% and the counterparties will pay the Company interest at a

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


variable rate equal to LIBOR. The weighted average variable rates are subject to change over time based on fluctuations in the thirty-day LIBOR rate. The weighted average LIBOR rate applicable to these agreements was 4.00% at June 30, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The agreements expire three years from inception.

     The Company has designated these interest rate swap agreements as effective cash flow hedges pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). This designation requires the Company to record the swap agreements at their fair value at each balance sheet date. As of June 30, 2001 these swap agreements are carried on the accompanying balance sheet as a liability of $1.2, with a corresponding offset to accumulated other comprehensive income (a category within stockholders' equity), net of a deferred tax asset of $0.5. Other comprehensive income will be adjusted to reflect changes in the fair value of the swap agreements at subsequent balance sheet dates. The fair value of these swap agreements at the date of their inception was zero.

     During the quarter ended June 30, 2000, the Company had $125 million of interest rate swaps outstanding. These agreements expired during the fourth quarter of 2000. The Company incurred additional interest expense (benefit) relating to swap agreements of $0.2 and $(0.4) during the three months ended June 30, 2001 and 2000, and of $0.3 and $(0.7) during the six months ended June 30, 2001 and 2000, respectively. These amounts were recorded as a component of interest expense on the accompanying statements of operations.

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

6.   STOCKHOLDERS' EQUITY

     There was no dividend declared in the second quarter of 2001.

7.   INTEGRATION CHARGE

     In September 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 in respect of this plan (the "Integration Charge"). The principal components of the Integration Charge were $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and

                        METALS USA, INC. AND SUBSIDIARIES
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. The following schedule sets forth by segment, costs paid through June 30, 2001.

     Plates and Shapes  ............................................. $           3.7
     Flat Rolled  ...................................................             1.3
     Building Products  .............................................             1.0
                                                                      ---------------
       Total  ....................................................... $           6.0
                                                                      ===============


     The Company will complete all material components of the plan for the integration and consolidation of these operations and administrative functions by the end of the third quarter and make a final determination as to the utilization of the integration accrual. Accordingly, at that time, any excess accrual will be reversed and recognized as income.

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

                                                   AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------

                                          PLATES AND                 BUILDING      CORPORATE
                                            SHAPES     FLAT ROLLED   PRODUCTS      AND OTHER     TOTAL
                                          ----------   -----------  ----------   -----------   ----------
   2001:
     Net sales  ........................  $    400.0   $    394.6   $     74.4   $    (18.1)   $    850.9
     Operating income (loss)  ..........         3.7          8.5          1.6         (8.5)          5.3
     Total assets  .....................       381.0        315.1        120.4        327.1       1,143.6
     Capital expenditures  .............         2.7          5.2          1.7           .7          10.3
     Depreciation and amortization......         5.3          4.1          1.5          2.8          13.7

   2000:
     Net sales  ........................  $    514.1   $    496.4   $     87.0   $    (25.4)   $  1,072.1
     Operating income (loss)  ..........        35.5         22.6          6.9         (7.3)         57.7
     Total assets  .....................       441.7        371.7        134.8        254.9       1,203.1
     Capital expenditures  .............        11.6          8.6          4.6           .7          25.5
     Depreciation and amortization......         5.5          3.3          1.4          2.4          12.6

                                      METALS USA, INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------
                                                                                      2001             2000
                                                                                  --------------  ------------

     Supplemental cash flow information:
     Cash paid for interest  .................................................... $        26.3   $      22.9
     Cash paid (refunded) for income taxes  .....................................          (5.6)          2.8

     Non-cash investing and financing activities:
       Treasury stock acquired in exchange for cash
         surrender value of certain life insurance contracts..................... $          --   $       1.0
                                                                                  =============   ===========
       Acquisition of businesses:
         Fair value of assets acquired  ......................................... $          --   $      12.3
         Cash paid as consideration .............................................            --           7.8
                                                                                  -------------   -----------
         Liabilities assumed  ................................................... $          --   $       4.5
                                                                                  =============   ===========

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

RESULTS OF OPERATIONS - CONSOLIDATED

                                           THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------------------------------
                                       2001       %         2000         %        2001        %         2000        %
                                    ---------- --------  ---------- ---------  ---------- --------- ---------  ---------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)

 Net sales .......................  $   414.9   100.0%   $    548.3    100.0%  $   850.9    100.0%  $ 1,072.1    100.0%
   Cost of sales .................      317.3    76.5%        419.0     76.4%      655.7     77.1%      811.6     75.7%
   Operating and delivery ........       50.0    12.0%         56.7     10.3%      103.8     12.2%      112.9     10.5%
   Selling, general and
     administrative ..............       35.1     8.5%         38.8      7.1%       72.4      8.5%       77.3      7.2%
   Depreciation and amortization .        6.8     1.6%          6.3      1.2%       13.7      1.6%       12.6      1.2%
                                    ---------- --------  ---------- ---------  ---------- --------- ---------  ---------
 Operating income ................        5.7     1.4%         27.5      5.0%        5.3      0.6%       57.7      5.4%
   Interest and securitization
     expense .....................       12.1     2.9%         12.5      2.3%       27.3      3.2%       24.0      2.2%
   Other income, net .............       (0.2)    0.0%         (1.2)    (0.3)%       (.4)    (0.1)%      (1.6)    (0.1)%
                                    ---------- --------  ---------- ---------  ---------- --------- ---------  ---------
 Income (loss) before income taxes  $    (6.2)   (1.5)%  $     16.2      3.0%  $   (21.6)    (2.5)% $    35.3      3.3%
                                    ========== ========  ========== =========  ========== ========= =========  =========


   CONSOLIDATED RESULTS -- THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     NET SALES. Net sales decreased $133.4 million, or 24.3%, from $548.3 million for the three months ended June 30, 2000 to $414.9 million for the three months ended June 30, 2001. The decrease in net sales was principally due to decreased shipments in substantially all product lines, which overall declined by 23.1%. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as this product line suffers from a severe oversupply in a soft economy.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     COST OF SALES. Cost of sales decreased $101.7 million, or 24.3%, from $419.0 million for the three months ended June 30, 2000, to $317.3 million for the three months ended June 30, 2001. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the three months ended June 30, 2001 remained relatively constant at 76.5% versus 76.4% for the three months ended June 30, 2000.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $6.7 million, or 11.8%, from $56.7 million for the three months ended June 30, 2000 to $50.0 million for the three months ended June 30, 2001. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 10.3% for the three months ended June 30, 2000 to 12.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $3.7 million, or 9.5%, from $38.8 million for the three months ended June 30, 2000 to $35.1 million for the three months ended June 30, 2001. This decrease in selling, general and administrative expenses was primarily attributable to lower incentive compensation expense related to the decreased product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 7.1% for the three months ended June 30, 2000 to 8.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in selling, general and administrative expenses.

     OPERATING INCOME. Operating income decreased $21.8 million, or 79.3%, from $27.5 million for the three months ended June 30, 2000 to $5.7 million for the three months ended June 30, 2001. The decrease in operating income was primarily attributable to decreased product shipments. A decline in demand and average realized margins in the structural steel product line accounts for $14.1 million of this decrease. As a percentage of net sales, operating income decreased from 5.0% for the three months ended June 30, 2000 to 1.4% for the three months ended June 30, 2001.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense decreased $0.4 million, or 3.2%, from $12.5 million for the three months ended June 30, 2000 to $12.1 million for the three months ended June 30, 2001. The decrease in interest expense was primarily due to decreased debt levels during the 2001 quarter.

     OTHER INCOME, NET. Other income, net decreased $1.0 million, from $1.2 million for the three months ended June 30, 2000 to $0.2 million for the three months ended June 30, 2001. Other income, net for the three months ended June 30, 2000 included a $0.9 million involuntary gain arising from an insurance settlement attributable to a fire at one of the Company's facilities in the third quarter of 1999.

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

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     CONSOLIDATED RESULTS -- SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     NET SALES. Net sales decreased $221.2 million, or 20.6%, from $1,072.1 million for the six months ended June 30, 2000 to $850.9 million for the six months ended June 30, 2001. The decrease in net sales was principally due to decreased shipments in substantially all product lines, which overall declined by 19.5%. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as this product line suffers from a severe oversupply in a soft economy.

     COST OF SALES. Cost of sales decreased $155.9 million, or 19.2%, from $811.6 million for the six months ended June 30, 2000, to $655.7 million for the six months ended June 30, 2001. The decrease in cost of sales was principally due to the decreased shipments described above, offset by a modest increase in the average cost of raw materials. As a percentage of net sales, cost of sales increased from 75.7% for the six months ended June 30, 2000 to 77.1% for the six months ended June 30, 2001. This percentage increase was primarily due to a decrease in the average sales price.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $9.1 million, or 8.1%, from $112.9 million for the six months ended June 30, 2000 to $103.8 million for the six months ended June 30, 2001. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 10.5% for the six months ended June 30, 2000 to 12.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $4.9 million, or 6.3%, from $77.3 million for the six months ended June 30, 2000 to $72.4 million for the six months ended June 30, 2001. This decrease in selling, general and administrative expenses was primarily attributable to lower incentive compensation expense related to the decreased product shipments. As a percentage of net sales, selling, general and administrative expenses increased from 7.2% for the six months ended June 30, 2000 to 8.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in selling, general and administrative expenses.

     OPERATING INCOME. Operating income decreased $52.4 million, or 90.8%, from $57.7 million for the six months ended June 30, 2000 to $5.3 million for the six months ended June 30, 2001. The decrease in operating income was primarily attributable to the decrease in product shipments. A decline in demand and average realized margins in the structural steel product line accounts for approximately $29.6 million of this decrease. As a percentage of net sales, operating income decreased from 5.4% for the six months ended June 30, 2000 to 0.6% for the six months ended June 30, 2001.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $3.3 million, or 13.8%, from $24.0 million for the six months ended June 30, 2000 to $27.3 million for the six months ended June 30, 2001. The increase in interest expense was primarily due to increased debt levels and higher interest rates during the first quarter of 2001. In addition, the first quarter of 2001 includes $1.6 million of additional interest costs incurred during the transition period to the New Credit Facility.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     OTHER INCOME, NET. Other income, net decreased $1.2 million, from $1.6 million for the six months ended June 30, 2000 to $0.4 million for the six months ended June 30, 2001. Other income, net for the six months ended June 30, 2000 included a $1.2 million involuntary gain arising from an insurance settlement attributable to a fire at one of the Company's facilities in the third quarter of 1999.

     PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions.

     SEGMENT RESULTS -- THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO
     JUNE 30, 2000

     The Company has made certain changes among its product segments subsequent to year-end; accordingly, amounts shown for 2000 have been restated to conform to the 2001 presentation.

                                                           THREE MONTHS ENDED JUNE 30,
                           -----------------------------------------------------------------------------------------
                                                 OPERATING              OPERATING
                               NET               COSTS AND                INCOME                CAPITAL       TONS
                              SALES        %     EXPENSES        %        (LOSS)        %     EXPENDITURES  SHIPPED
                           ----------    -----   ---------     ------   ---------   -------   ------------  -------
                                                                  (IN MILLIONS, EXCEPT               (IN THOUSANDS)
                                                                  PERCENTAGES AND TONS)
Plates and Shapes  ....... $    189.4     45.6%  $   187.9      45.9%   $     1.5      26.3%   $     1.5        315
Flat Rolled  .............      190.9     46.0%      185.6      45.4%         5.3      93.0%         2.2        295
Building Products  .......       43.5     10.5%       40.2       9.8%         3.3      57.9%           -          -
Corporate and other  .....       (8.9)    (2.1)%      (4.5)      (1.1)%      (4.4)    (77.2)%        0.2        (22)
                           ----------    -----   ---------     ------   ---------   -------    ----------   -------
   Total  ................ $    414.9    100.0%  $   409.2     100.0%   $     5.7     100.0%   $     3.9        588
                           ==========    =====   =========     =====    =========   =======    ==========   =======


2000:
Plates and Shapes  ....... $    257.5     47.0%  $   242.1      46.5%   $    15.4      56.0%   $     4.6        388
Flat Rolled  .............      253.7     46.3%      243.2      46.7%        10.5      38.2%         5.0        403
Building Products  .......       49.9      9.1%       44.1       8.5%         5.8      21.1%         2.8          -
Corporate and other  .....      (12.8)    (2.4)%      (8.6)      (1.7)%      (4.2)    (15.3)%        0.5        (26)
                           ----------    -----   ---------     ------   ---------   -------    ---------    -------
   Total  ................ $    548.3    100.0%  $   520.8     100.0%   $    27.5     100.0%   $    12.9        765
                           ==========    =====   =========     =====    =========   =======    ==========   =======

     PLATES AND SHAPES. Net sales decreased $68.1 million, or 26.4%, from $257.5 million for the three months ended June 30, 2000 to $189.4 million for the three months ended June 30, 2001. Product shipments declined 18.8% and average sales prices decreased 9.4% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Operating costs and expenses decreased $54.2 million, or 22.4%, from $242.1 million for the three months ended June 30, 2000 to $187.9 million for the three months ended June 30, 2001. Operating costs and expenses as a percentage of net sales increased from 94.0% for the three months ended June 30, 2000 to 99.2% for the three months ended June 30, 2001, primarily due to lower shipments and sales prices offset by a 6.3% decrease in the cost of raw materials. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as the product line suffers from a severe oversupply in a soft economy.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating income decreased by $13.9 million, or 90.3%, from $15.4 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001. This decrease is primarily due to the decreased shipments as well as the decrease in average sales prices partially offset by the lower cost of raw materials. Operating income as a percentage of net sales decreased from 6.0% for the three months ended June 30, 2000 to 0.8% for the three months ended June 30, 2001.

     FLAT ROLLED. Net sales decreased $62.8 million, or 24.8%, from $253.7 million for the three months ended June 30, 2000 to $190.9 million for the three months ended June 30, 2001. This decrease is primarily due to a 26.8% decline in shipments for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Operating costs and expenses decreased $57.6 million, or 23.7%, from $243.2 million for the three months ended June 30, 2000 to $185.6 million for the three months ended June 30, 2001. This decrease was primarily attributable to lower shipments. Operating costs and expenses as a percentage of net sales, increased from 95.9% for the three months ended June 30, 2000 to 97.2% for the three months ended June 30, 2001, primarily due to the lower shipments. Operating income decreased by $5.2 million, or 49.5%, from $10.5 million for the three months ended June 30, 2000 to $5.3 million for the three months ended June 30, 2001. This decrease was attributable to the decreased shipments. Operating income as a percentage of net sales decreased from 4.1% for the three months ended June 30, 2000 to 2.8% for the three months ended June 30, 2001.

     BUILDING PRODUCTS. Net sales decreased $6.4 million, or 12.8%, from $49.9 million for the three months ended June 30, 2000 to $43.5 million for the three months ended June 30, 2001. The decrease in net sales was principally due to a lower demand for these products. Operating costs and expenses decreased $3.9 million, or 8.8%, from $44.1 million for the three months ended June 30, 2000 to $40.2 million for the three months ended June 30, 2001. This was due to the lower demand. Operating costs and expenses as a percentage of net sales increased from 88.4% for the three months ended June 30, 2000 to 92.4% for the three months ended June 30, 2001. Operating income decreased by $2.5 million, or 43.1%, from $5.8 million for the three months ended June 30, 2000 to $3.3 million for the three months ended June 30, 2001, principally due to the lower demand. Operating income as a percentage of net sales decreased from 11.6% for the three months ended June 30, 2000 to 7.6% for the three months ended June 30, 2001.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased $.2 million, or 4.8%, from $4.2 million for the three months ended June 30, 2000 to $4.4 million for the three months ended June 30, 2001.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   SEGMENT RESULTS -- SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

                                                            SIX MONTHS ENDED JUNE 30,
                           ----------------------------------------------------------------------------------------
                                                  OPERATING             OPERATING
                               NET                COSTS AND              INCOME                  CAPITAL       TONS
                              SALES        %      EXPENSES       %       (LOSS)        %       EXPENDITURES  SHIPPED
                           ----------    -----   ---------     ------   ---------   -------    ------------  -------
                                                                  (IN MILLIONS, EXCEPT                 (IN THOUSANDS)
                                                                  PERCENTAGES AND TONS)
Plates and Shapes  ....... $    400.0     47.0%  $   396.3      46.8%   $     3.7      69.8%   $     2.7        646
Flat Rolled  .............      394.6     46.4%      386.1      45.7%         8.5     160.4%         5.2        613
Building Products  .......       74.4      8.7%       72.8       8.6%         1.6      30.2%         1.8          -
Corporate and other  .....      (18.1)    (2.1)%      (9.6)      (1.1)%      (8.5)   (160.4)%         .6        (43)
                           ----------    -----   ---------     ------   ---------    ------    ---------    -------
   Total  ................ $    850.9    100.0%  $   845.6     100.0%   $     5.3     100.0%   $    10.3      1,216
                           ==========    =====   =========     =====    =========   =======    ==========   =======


2000:
Plates and Shapes  ....... $    514.1     48.0%  $   478.6      47.2%   $    35.5      61.5%   $    11.6        786
Flat Rolled  .............      496.4     46.3%      473.8      46.7%        22.6      39.2%         8.6        779
Building Products  .......       87.0      8.1%       80.1       7.9%         6.9      12.0%         4.6          -
Corporate and other  .....      (25.4)    (2.4)%     (18.1)      (1.8)%      (7.3)    (12.7)%        0.7        (55)
                           ----------    -----   ---------     ------   ---------   -------    ---------    -------
   Total  ................ $  1,072.1    100.0%  $ 1,014.4     100.0%   $    57.7     100.0%   $    25.5      1,510
                           ==========    =====   =========     =====    =========   =======    ==========   =======


     PLATES AND SHAPES. Net sales decreased $114.1 million, or 22.2%, from $514.1 million for the six months ended June 30, 2000 to $400.0 million for the six months ended June 30, 2001. Product shipments decreased 17.8% and average sales prices decreased 5.3% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Operating costs and expenses decreased $82.3 million, or 17.2%, from $478.6 million for the six months ended June 30, 2000 to $396.3 million for the six months ended June 30, 2001. Operating costs and expenses as a percentage of net sales increased from 93.1% for the six months ended June 30, 2000 to 99.1% for the six months ended June 30, 2001. This percentage increase was primarily due to lower shipments and decreased sales prices. Operating income decreased by $31.8 million, or 89.6%, from $35.5 million for the six months ended June 30, 2000 to $3.7 million for the six months ended June 30, 2001. This decrease is primarily due to the lower shipments and average sales prices. Operating income as a percentage of net sales decreased from 6.9% for the six months ended June 30, 2000 to 0.9% for the six months ended June 30, 2001. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as the product line suffers from a severe oversupply in a soft economy.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     FLAT ROLLED. Net sales decreased $101.8 million, or 20.5%, from $496.4 million for the six months ended June 30, 2000 to $394.6 million for the six months ended June 30, 2001. This decrease is primarily due to a 21.3% decrease in shipments for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Operating costs and expenses decreased $87.7 million, or 18.5%, from $473.8 million for the six months ended June 30, 2000 to $386.1 million for the six months ended June 30, 2001. This decrease was primarily attributable to lower shipments. Operating costs and expenses as a percentage of net sales, increased from 95.4% for the six months ended June 30, 2000 to 97.8% for the six months ended June 30, 2001. Operating income decreased by $14.1 million, or 62.4%, from $22.6 million for the six months ended June 30, 2000 to $8.5 million for the six months ended June 30, 2001. This decrease was attributable to lower shipments. Operating income as a percentage of net sales decreased from 4.6% for the six months ended June 30, 2000 to 2.2% for the six months ended June 30, 2001.

     BUILDING PRODUCTS. Net sales decreased $12.6 million, or 14.5%, from $87.0 million for the six months ended June 30, 2000 to $74.4 million for the six months ended June 30, 2001. The decrease in net sales was principally due to lower demand for these products. Operating costs and expenses decreased $7.3 million, or 9.1%, from $80.1 million for the six months ended June 30, 2000 to $72.8 million for the six months ended June 30, 2001, due to lower demand. Operating costs and expenses as a percentage of net sales increased from 92.1% for the six months ended June 30, 2000 to 97.8% for the six months ended June 30, 2001. Operating income decreased by $5.3 million, or 76.8%, from $6.9 million for the six months ended June 30, 2000 to $1.6 million for the six months ended June 30, 2001, principally due to the lower demand. Operating income as a percentage of net sales decreased from 7.9% for the six months ended June 30, 2000 to 2.2% for the six months ended June 30, 2001.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased $1.2 million, or 16.4%, from $7.3 million for the six months ended June 30, 2000 to $8.5 million for the six months ended June 30, 2001. This increase is primarily attributable to increased spending on technology and marketing related initiatives.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

     The Company generated $63.1 million and $3.2 million in net cash from operating activities for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities was $108.1 million and $23.3 million for the six months ended June 30, 2001 and 2000, respectively. The cash used for investing activities during the six months ended June 30, 2001 included $100.0 million for the repurchase of securitized receivables and $10.3 for capital expenditures. Net cash provided by financing activities was $52.5 million and $25.1 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, the cash provided by financing activities included $100.0 million of borrowings on the Credit Facility to repurchase the securitized receivables, less net repayments on the Credit Facility of $35.0 million.

     At December 31, 2000, the Company had cash of $3.8 million, working capital of $344.8 million and total debt of $493.0 million. At June 30, 2001, the Company had cash of $11.3 million, working capital of $392.6 million and total debt of $556.4 million. The increase in working capital and indebtedness subsequent to year-end is due to the repurchase of the securitized accounts receivable in connection with the termination of the Former Credit Facility and the execution of the New Credit Facility. As of August 10, 2001, the Company had outstanding borrowings under the Credit Facility of $301.1 million, leaving $52.1 million available for use.

                                METALS USA, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company anticipates that its cash flow from operations together with borrowings under the New Credit Facility, will be sufficient to meet the Company's normal working capital and debt service requirements, exclusive of any acquisition requirements. The manufacturing sector of the U.S. economy has recorded its ninth consecutive month of decline. As a result, the decreased demand for the Company's products and services has resulted in the losses reported in recent quarterly reporting periods. Should the weak conditions in the U.S. economy continue, or if they deteriorate further, it is possible that the Company would incur additional losses. Such losses could require the Company to renegotiate the tangible net worth covenant in the Credit Facility, or seek alternative measures. The tangible net worth covenant requirements for the quarters ended June 30, September 30, and December 31, 2001 are $63.0 million, $66.0 million and $70.0 million, respectively. The Company intends to retain the majority of its earnings to finance the expansion of its business and for general corporate purposes. Both the Company's New Credit Facility and the Notes contain restrictions as to the payment of dividends. As of June 30, 2001, the Company had $1.1 million available for the payment of dividends under the terms of the New Credit Facility however, no dividend was declared during the second quarter of 2001.

     INVESTING ACTIVITIES

     Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the New Credit Facility or other sources of financing.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ACCOUNTING FOR BUSINESS COMBINATIONS ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but amortization of existing goodwill will cease effective January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach effective January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation.

     The Company is currently assessing the impact that the adoption of SFAS No. 142 will have on the Company's consolidated financial statements. Goodwill amortization for the three and six months ended June 30, 2001, was $2.0 and $4.1, respectively.

                                METALS USA, INC.


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


                                                  METALS USA, INC.


Date:  August 14, 2001                    By:   /s/     Terry L. Freeman
                                               ---------------------------------
                                                        Terry L. Freeman
                                                          Vice President
                                                  and Chief Accounting Officer