Form 10-Q
period 2001-09-30
METALS USA INC
filed 2001-11-19
CIK 1038363

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

                For the quarterly period ended September 30, 2001

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


                        --------------------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Number of shares of common stock outstanding at November 19, 2001: 36,509,972

================================================================================

                                METALS USA, INC.
                        (DEBTOR-IN-POSSESSION) SEE NOTE 1
                                      INDEX


PART I. - FINANCIAL INFORMATION                                            PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS
   Unaudited Consolidated Balance Sheets at September 30, 2001 and
     December 31, 2000.....................................................   2
   Unaudited Consolidated Statements of Operations for the three
     and nine months Ended September 30, 2001 and 2000.....................   3
   Unaudited Consolidated Statements of Cash Flows for the nine months
     Ended September 30, 2001 and 2000.....................................   4
   Condensed Notes to Unaudited Consolidated Financial Statements..........   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.........................................  15

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  25
Item 5.  Other Information.................................................  25
Item 6.  Exhibits and Reports on Form 8-K..................................  25
Signatures.................................................................  26

                        METALS USA, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION) SEE NOTE 1
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             2001                  2000
                                                                        ---------------       ---------------
                                        ASSETS
Current Assets:
      Cash and cash equivalents ......................................     $    8.2              $    3.8
      Accounts receivable, net of allowance
        of $9.0 and $7.4, respectively ...............................        187.1                 120.8
      Inventories ....................................................        276.2                 402.2
      Prepaid expenses and other .....................................         18.5                  14.4
      Deferred income taxes ..........................................          9.1                   6.2
      Operations held for sale .......................................         60.4                    --
                                                                           --------              --------
           Total current assets ......................................        559.5                 547.4
Property and equipment, net ..........................................        223.1                 249.3
Goodwill, net ........................................................        229.2                 296.8
Other assets, net ....................................................         14.7                  11.3
                                                                           --------              --------
                Total assets .........................................     $1,026.5              $1,104.8
                                                                           ========              ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...............................................     $  155.6              $  157.9
      Accrued liabilities ............................................         36.9                  41.6
      Current portion of long-term debt ..............................        518.7                   3.1
      Operations held for sale .......................................         12.3                    --
                                                                           --------              --------
           Total current liabilities .................................        723.5                 202.6
Long-term debt, less current portion .................................           --                 489.9
Deferred income taxes ................................................         25.9                  32.9
Other long-term liabilities ..........................................          9.5                   4.3
                                                                           --------              --------
           Total liabilities .........................................        758.9                 729.7
                                                                           --------              --------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par, 5,000,000 shares
        authorized, none issued ......................................           --                    --
      Common stock, $.01 par, 203,122,914 shares authorized,
        36,509,972 shares issued .....................................           .4                    .4
      Additional paid-in capital .....................................        247.7                 247.7
      Retained earnings ..............................................         23.5                 127.0
       Accumulated other comprehensive income (loss) .................         (4.0)                   --
                                                                           --------              --------
           Total stockholders' equity ................................        267.6                 375.1
                                                                           --------              --------
                Total liabilities and stockholders' equity ...........     $1,026.5              $1,104.8
                                                                           ========              ========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                        (DEBTOR-IN-POSSESSION) SEE NOTE 1
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                         -----------------------    -------------------------
                                                                           2001           2000         2001            2000
                                                                         ---------     ---------    ---------       ---------
Net sales ..........................................................     $   384.9     $   510.1    $ 1,235.8       $ 1,582.2
Operating costs and expenses:
    Cost of sales ..................................................         297.1         396.3        952.8         1,207.9
    Operating and delivery .........................................          48.7          56.1        152.5           169.0
    Selling, general and administrative ............................          37.8          36.3        110.2           113.6
    Depreciation and amortization ..................................           6.6           6.8         20.3            19.4
    Integration credit .............................................          (2.1)           --         (2.1)             --
    Asset impairments ..............................................          86.7            --         86.7              --
                                                                         ---------     ---------    ---------       ---------
Operating income (loss) ............................................         (89.9)         14.6        (84.6)           72.3

Other (income) expense:
    Interest and securitization expense ............................          12.4          12.6         39.7            36.6
    Other (income) expense, net ....................................           0.2            --         (0.2)           (1.6)
                                                                         ---------     ---------    ---------       ---------
Income (loss) before income taxes and
   extraordinary charge ............................................        (102.5)          2.0       (124.1)           37.3
Provision (benefit) for income taxes ...............................         (17.1)          1.4        (23.5)           16.0
                                                                         ---------     ---------    ---------       ---------
Net income (loss) before extraordinary charge ......................         (85.4)          0.6       (100.6)           21.3
Extraordinary charge from early extinguishment of debt,
   net of income taxes .............................................            --            --          1.8              --

Net income (loss) ..................................................     $   (85.4)    $     0.6    $  (102.4)      $    21.3
                                                                         =========     =========    =========       =========

  Earnings (loss) per share
      Before extraordinary item ....................................     $   (2.34)    $     .02    $   (2.76)      $     .58
      Extraordinary item ...........................................            --            --         (.05)             --
                                                                         ---------     ---------    ---------       ---------
     Total .........................................................     $   (2.34)    $     .02    $   (2.81)      $     .58
                                                                         =========     =========    =========       =========

  Earnings (loss) per share -assuming dilution
      Before extraordinary item ....................................     $   (2.34)    $     .02    $   (2.76)      $     .58
      Extraordinary item ...........................................            --            --         (.05)             --
                                                                         ---------     ---------    ---------       ---------
      Total ........................................................     $   (2.34)    $     .02    $   (2.81)      $     .58
                                                                         =========     =========    =========       =========

  Number of common shares used in the per share calculations:
      Earnings (loss) per share ....................................          36.5          36.5         36.5            36.8
                                                                         =========     =========    =========       =========

      Earnings (loss) per share-- assuming dilution ................          36.5          36.7         36.5            37.0
                                                                         =========     =========    =========       =========

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                             METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION) SEE NOTE 1
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN MILLIONS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                  2001           2000
                                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) .....................................................   $(102.4)        $ 21.3
      Adjustments to reconcile net income (loss) to net
        cash provided by operating activities --
        Asset impairments and integration credit ............................      84.6             --
        Provision for bad debts .............................................       5.9            2.5
        Depreciation and amortization .......................................      20.3           19.4

        Deferred income taxes ...............................................      (7.5)           5.0

        Extraordinary charge ................................................       2.9             --
        Changes in operating assets and liabilities, net of
           acquisitions and non-cash transactions --
           Accounts receivable ..............................................       8.8          (55.9)
           Inventories ......................................................      92.5          (68.9)
           Prepaid expenses and other assets ................................      11.9            8.5
           Accounts payable and accrued liabilities .........................      (1.9)          73.7
           Income taxes (receivable) payable ................................     (14.6)           1.5

        Other operating .....................................................       0.1            (.6)
                                                                                 ------         ------
             Net cash provided by operating activities ......................     100.6            6.5
                                                                                 ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (repurchase) of securitized receivables ..........................    (100.0)          10.0

      Proceeds from sale of fixed assets ....................................       2.8            1.1
      Purchases of property and equipment ...................................     (13.8)         (31.4)
      Purchase of businesses, net of acquired cash ..........................        --           (7.8)
                                                                                 ------         ------
             Net cash used in investing activities ..........................    (111.0)         (28.1)
                                                                                 ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings on revolving credit facilities .........................      31.9           43.2
      Net repayments on long-term debt ......................................      (6.0)          (5.4)
      Purchase of treasury stock ............................................        --          (11.5)
      Payment of dividends ..................................................      (2.2)          (2.2)

      Debt issuance costs ...................................................      (7.6)            --

      Other financing .......................................................      (1.3)            --
                                                                                 ------         ------
             Net cash provided by financing activities ......................      14.8           24.1
                                                                                 ------         ------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................       4.4            2.5
CASH AND CASH EQUIVALENTS, beginning of period ..............................       3.8            4.7
                                                                                 ------         ------
CASH AND CASH EQUIVALENTS, end of period ....................................    $  8.2         $  7.2
                                                                                 ======         ======

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

   BASIS OF PRESENTATION

   CHAPTER 11 PROCEEDINGS - On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Filing"), in the United States Bankruptcy Court, Southern District of Texas, Houston Division. ("Bankruptcy Court"). Accordingly, the entire amount of indebtedness outstanding at September 30, 2001 has been classified as a current liability.

   The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The Company and each of its subsidiaries continue to manage their businesses as a debtor-in-possession under the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but is prohibited from engaging in transactions outside the ordinary course of business, without Court approval.

   Future financial statements will be prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the Bankruptcy proceedings from those events that occur during the normal course of business and (2) identify prepetition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. As of November 14, 2001, borrowings outstanding under the Credit Facility, Industrial Revenue Bonds and capital leases are not subject to compromise as these obligations represent secured liabilities. All remaining unsecured liabilities are subject to compromise.

   The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. Due to the uncertainty related to the bankruptcy proceedings, there can be no assurance that the current carrying values of the Company's assets will be realized or that the Company's liabilities will be settled for the amounts recorded. Substantially all liabilities outstanding as of the date of the Chapter 11 Filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. The Company will file schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by the Company's accounting records. The Bankruptcy Court will set a date by which creditors must file proofs of claims that arose prior to the Chapter 11 Filing. The claim amounts filed by the creditors could be different from the amounts actually recorded as of the balance sheet date.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


   LIQUIDITY INITIATIVES - In late August, the Company announced certain liquidity initiatives whereby it planned to raise funds through the sale of its Specialty Metals and Aerospace businesses, consolidate several smaller operations into larger ones and suspend the quarterly dividend. The Company is actively pursing the disposition of these non-core assets. However, due to the current weakness in the economy, the Company cannot predict when or if these assets will be sold.

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

   Certain reclassifications have been made to prior years' financial statements to be consistent with the current period's presentation, primarily relating to the segment disclosure (see Note 9).

   EXTRAORDINARY ITEM -- During the first quarter of 2001, the Company refinanced the Former Credit Facility with the New Credit Facility (see Note 4). In connection with the refinancing, the Company recorded an

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


extraordinary charge of $2.9, before a tax benefit of $1.1, to write off the balance of unamortized deferred debt issuance costs related to the Former Credit Facility.

   NEW ACCOUNTING PRONOUNCEMENTS -- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ACCOUNTING FOR BUSINESS COMBINATIONS ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but amortization of existing goodwill will cease effective January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach effective January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. The new requirements for assessing whether these goodwill assets have been impaired involve market-based information that may change prior to the effective date of January 1, 2002, and as noted above, early adoption is not allowed. As a result, the Company cannot yet determine whether it will have to recognize a goodwill impairment when the new rules become effective. However, based on a preliminary review of the new standards, and based on currently available information, the Company believes it is possible that it will have to record a non-cash goodwill impairment charge. If such a charge is necessary, the Company anticipates it would be recorded in the first quarter of 2002 when the new standards become effective and will be reflected as the cumulative effect of a change in accounting principle. Goodwill amortization for the three and nine months ended September 30, 2001, was $1.9 and $6.0, respectively.

2. EARNINGS PER SHARE

   The Company computes earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic earnings per share ("Earnings per Share") and diluted earnings per share ("Earnings per Share
- Assuming Dilution"). Earnings per Share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share - Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In the three and nine months ended September 30, 2001, convertible securities equivalent to .2 million additional shares were not included in the calculation of Earnings per Share - Assuming Dilution as the effect of the additional shares would be anti-dilutive. In addition, for the three and nine months ended September 30, 2001, 4.2 million stock options were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the company's common stock.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


The number of shares used in the per share calculations consists of the following:

                                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                              --------------------   ------------------
                                                                                2001       2000       2001       2000
                                                                              --------   ---------   -------   --------
                                                                                              (IN MILLIONS)
        Number of shares used in per share calculations
          (weighted-average shares) ......................................      36.5       36.5       36.5       36.8
        Effect of dilutive securities:
          Stock options ..................................................        --         --         --         --
          Convertible securities .........................................        --         .2         --         .2
                                                                                ----       ----       ----       ----
        Number of shares used in per share calculations - assuming
          dilution (weighted-average shares) .............................      36.5       36.7       36.5       37.0
                                                                                ====       ====       ====       ====

3. INVENTORIES

   Inventories consist of the following:

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                               2001             2000
                                                                           --------------   -------------
        Raw materials --
           Plates and Shapes ...........................................       $105.3          $195.6
           Flat Rolled .................................................        111.7           127.3
           Building Products ...........................................         19.6            21.7
                                                                               ------          ------
              Total raw materials ......................................        236.6           344.6
                                                                               ------          ------
         Work-in-process and finished goods --
           Plates and Shapes ...........................................          0.3             1.9
           Flat Rolled .................................................         19.8            32.6
           Building Products ...........................................         19.5            23.1
                                                                               ------          ------
              Total work-in-process and finished goods .................         39.6            57.6
                                                                               ------          ------

         Less -- LIFO reserve ..........................................           --              --
                                                                               ------          ------
              Total ....................................................       $276.2          $402.2
                                                                               ======          ======

   The inventories of the operations held for sale, in the amount of $33.5 have been excluded from the inventory balances presented above as of September 30, 2001.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      2001              2000
                                                                ----------------   ---------------
   * Borrowings under the Credit Facility ...................        $294.9            $263.0
      8 5/8% Senior Subordinated Notes ......................         200.0             200.0
   * Industrial Revenue Bonds (various issues) ..............          17.1              22.3
   * Obligations under capital leases and other .............           6.7               7.7
                                                                     ------            ------
                                                                      518.7             493.0

      Less -- Current portion ...............................         518.7              (3.1)
                                                                     ------            ------
         Total ..............................................        $   --            $489.9
                                                                     ======            ======

* These secured obligations are not subject to compromise as a result of the Chapter 11 Filing. The Senior Subordinated Notes are unsecured and are subject to compromise.

   As a result of the Chapter 11 Filing, all debt at September 30, 2001, has been classified as a current liability. The debt of the operations held for sale in the amount of $0.2 has been excluded from the debt balances presented above as of September 30, 2001.

   The weighted average interest rate of the New Credit Facility for the period it was outstanding during the three and nine months ended September 30, 2001, was 7.74% and 8.03%, respectively.

   BORROWINGS UNDER THE CREDIT FACILITY

   On March 12, 2001, the Company entered into two new financing agreements with Bank of America and PNC Bank. Collectively, the agreements are referred to as the "New Credit Facility". The New Credit Facility is for a period of three years, represents $450.0 in financing, and replaced the former credit facility, ("Former Credit Facility") which consisted of a $300.0 revolving credit facility and a $100.0 accounts receivable securitization facility. The Former Credit Facility was retired with borrowings under the New Credit Facility. The New Credit Facility is comprised of two loans, a revolving credit facility providing up to $350.0 in borrowings and a $100.0 loan to a wholly-owned and unrestricted subsidiary of the Company secured solely by accounts receivable. The New Credit Facility is secured by all of the Company's receivables, inventories, and property and equipment. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450.0 in the aggregate. At September 30, 2001, the Company had $13.5 of availability, after excluding the $35.0 minimum availability required by the New Credit Facility.

   The New Credit Facility matures in March 2004, bears interest at the bank's prime rate or LIBOR, at Metals USA's option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the "Fixed Charge Coverage Ratio"). A commitment fee is payable on any unused portion of the New Credit Facility. The commitment fee varies between 1/2% and 1/4% per annum, based on the Fixed Charge Coverage

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Ratio. In connection with the establishment of the New Credit Facility, the Company incurred fees and expenses of about $7.6, which are being amortized over the three-year term of the facility.

   The New Credit Facility requires that the Company comply with various customary affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) maintenance of a specified level of consolidated tangible net worth.

   The Company was not in compliance with the tangible net worth covenant of the New Credit Facility at September 30, 2001. The Company was unsuccessful in reaching a satisfactory long-term agreement with the banks concerning the covenant. On November 14, 2001, the Company initiated the Chapter 11 Filing and has classified the entire amount of existing indebtedness outstanding at September 30, 2001, as a current liability.

   INTEREST RATE SWAPS

   Concurrent with and subsequent to executing the New Credit Facility, the Company has entered into a total of four interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the New Credit Facility. The purpose of these swap agreements is to fix interest rates on a portion of its borrowings under the New Credit Facility, thereby reducing exposure to interest rate fluctuations. At September 30, 2001, the Company had interest rate swap agreements with a notional amount of $150.0 compared to the total borrowings under the New Credit Facility of $294.9. Under these agreements, the Company will pay the counterparties interest at a weighted average fixed rate of 5.35% and the counterparties will pay the Company interest at a variable rate equal to LIBOR. The weighted average variable rates are subject to change over time based on fluctuations in the thirty-day LIBOR rate. The weighted average LIBOR rate applicable to these agreements was 3.52% at September 30, 2001. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. As a result of the Chapter 11 filing, the Company is in default of these swap agreements and will record a liability in the fourth quarter.

   The Company has designated these interest rate swap agreements as effective cash flow hedges pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). This designation requires the Company to record the swap agreements at their fair value at each balance sheet date. As of September 30, 2001 these swap agreements are carried on the accompanying balance sheet as a liability of $6.4, with a corresponding offset to accumulated other comprehensive income (a category within stockholders' equity), net of a deferred tax asset of $2.4. Other comprehensive income will be adjusted to reflect changes in the fair value of the swap agreements at subsequent balance sheet dates. The fair value of these swap agreements at the date of their inception was zero.

   During the quarter ended September 30, 2000, the Company had $125 million of interest rate swaps outstanding. These agreements expired during the fourth quarter of 2000. The Company incurred additional interest expense (benefit) relating to swap agreements of $0.6 and $(0.6) during the three months ended September 30, 2001 and 2000, and of $0.9 and $(1.3) during the nine months ended September 30, 2001 and 2000, respectively. These amounts were recorded as a component of interest expense on the accompanying statements of operations.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

6.    STOCKHOLDERS' EQUITY

   The last dividend paid by the Company was declared on March 28, 2001. It was paid on April 17, 2001 to Stockholders' of record on April 6, 2001. There have been no subsequent dividends declared.

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

   The Company has now completed all material components of the plan for the integration and consolidation of these operations and administrative functions. Certain modifications to the initial plan along with lower than expected lease termination costs, resulted in total plan expenditures being $2.1 less than the original integration accrual. Accordingly, this excess accrual has been reversed and recognized as income in the current quarter.

The following schedule sets forth by segment, total costs paid with respect to the plan of integration.


   Plates and Shapes .............................  $  4.5
   Flat Rolled ...................................     1.4
   Building Products .............................     1.4
                                                    ------
     Total .......................................  $  7.3
                                                    ======

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8. ASSET IMPAIRMENTS:

   Operations held for sale -

   Continued slowing of the manufacturing sector of the US economy has caused a decrease in demand for the Company's products and services and resulted in losses being reported in each of the last four quarterly reporting periods. These continued losses and declining accounts receivable and inventory levels have negatively impacted the Company's liquidity and in late August, management of the Company decided to sell certain non-core assets in an effort to provide additional liquidity. The operations being held for sale consist primarily of the Speciality Metals portion of the Plates and Shapes segment.

   In the third quarter of 2001, the Company recorded a pretax impairment charge for the assets to be disposed of and the associated liabilities in the amount of $78.3 ($66.9 after-tax). Of the total impairment charge, $53.6 relates to goodwill, $14.5 relates to equipment and leasehold improvements and $10.2 relates to certain current assets and future reserves for personnel and facility costs associated with the dispositions. At September 30, 2001, these assets had a carrying value of $48.1, net of associated liabilities.

   Operational information included in the consolidated statements of operations regarding the businesses classified as operations held for sale are as follows:


                                      NINE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                            2001                  2000
                                      -----------------    -------------------

   Net sales .......................       $100.7                 $126.1


   Operating income (loss) .........         (0.6)                   0.5


      While there can be no assurances as to the timing of these asset sales, management expects them to be sold within one year. Accordingly, the asset and liability amounts that have been identified as operations held for sale have been classified as current assets and liabilities in the consolidating balance sheet in the following amounts:

                                                     SEPTEMBER 30,
                                                        2001
                                                    --------------
   Assets

      Accounts Receivable .......................       $19.0
       Inventories ..............................        33.5
      Property and Equipment, net ...............         7.9
                                                        -----
         Operations held for sale ...............        60.4
                                                        =====

    Liabilities
      Current Liabilities .......................        12.3
                                                        -----
         Operations held for sale ...............        12.3
                                                        =====

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)



   Assets held for use -

   The Company performs an evaluation as to the impairment of unamortized goodwill on at least an annual basis. The evaluation includes an analysis of the operating results on a reporting unit basis and takes into consideration other significant events or changes in the business environment. A comparison is made of each reporting unit's undiscounted expected future cash flows from operations before interest charges to each reporting unit's respective unamortized goodwill balance. As a result of the current declining business environment, an evaluation was performed as of September 30, 2001. During this evaluation of goodwill, it was noted that two reporting units had current and projected operating losses. At September 30, 2001, an impairment charge in the amount of $8.4 was recorded to write off the goodwill balances of these two reporting units. At September 30, 2001, these reporting units had remaining assets with a carrying value of $16.1.

9. SEGMENT AND RELATED INFORMATION

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

                                                                  AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------------------------------------------------

                                                    PLATES AND                      BUILDING        CORPORATE
                                                      SHAPES       FLAT ROLLED      PRODUCTS        AND OTHER        TOTAL
                                                   ------------   --------------   -----------    ------------    -----------
2001:
   Net sales ................................        $  576.5        $  568.7       $  115.5       $  (24.9)       $1,235.8
   Operating income (loss) ..................            (0.1)           10.3            3.1          (97.9)          (84.6)
   Total assets .............................           355.7           298.2          120.9          251.7         1,026.5
   Capital expenditures .....................             4.2             6.0            2.8             .8            13.8
   Depreciation and amortization ............             8.0             6.0            2.2            4.1            20.3

2000:
   Net sales ................................        $  755.9        $  732.0       $  133.6       $  (39.3)       $1,582.2
   Operating income (loss) ..................            45.5            26.7           10.5          (10.4)           72.3
   Total assets .............................           434.3           344.7          131.4          266.4         1,176.8
   Capital expenditures .....................            13.7            11.2            5.1            1.4            31.4
   Depreciation and amortization ............             8.3             5.2            2.2            3.7            19.4


                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)


10.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ------------------------------
                                                                                2001              2000
                                                                             ---------          --------
     Supplemental cash flow information:
     Cash paid for interest ...........................................      $   41.8           $   39.4
     Cash paid (refunded) for income taxes ............................          (5.3)               4.2

     Non-cash investing and financing activities:
       Treasury stock acquired in exchange for cash
          surrender value of certain life insurance contracts .........      $     --           $    1.0
                                                                             ========           ========
       Acquisition of businesses:
          Fair value of assets acquired ...............................      $     --           $   12.3
          Cash paid as consideration ..................................            --                7.8
                                                                             --------           --------
          Liabilities assumed .........................................      $     --           $    4.5
                                                                             ========           ========


11.   SUBSEQUENT EVENT

   On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division. The filing was a direct result of the continued decline of the manufacturing sector of the U.S. economy, which has recorded twelve consecutive months of decline, and the failure of the Company to obtain additional liquidity from its banks. The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value.

   The Company and each of its subsidiaries continue to manage their businesses as a debtor-in-possession under the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but is prohibited from engaging in transactions outside the ordinary course of business, without Bankruptcy Court approval.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

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

RESULTS OF OPERATIONS - CONSOLIDATED

                                               THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------    ------------------------------------------
                                           2001          %         2000         %          2001        %          2000        %
                                         --------    --------    --------    --------    --------   --------    --------   --------
                                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales .............................  $  384.9     100.0 %    $  510.1     100.0 %    $1,235.8    100.0 %    $1,582.2    100.0 %
  Cost of sales .......................     297.1      77.2 %       396.3      77.7 %       952.8     77.1 %     1,207.9     76.3 %
  Operating and delivery ..............      48.7      12.7 %        56.1      11.0 %       152.5     12.3 %       169.0     10.7 %
  Selling, general and
     administrative ...................      37.8       9.8 %        36.3       7.1 %       110.2      8.9 %       113.6      7.2 %
  Depreciation and amortization .......       6.6       1.7 %         6.8       1.3 %        20.3      1.7 %        19.4      1.2 %

  Integration charge ..................      (2.1)    (0.5) %          --        -- %        (2.1)    (0.2) %         --       -- %
  Asset impairments ...................      86.7      22.5 %          --        -- %        86.7      7.0 %          --       -- %
                                         --------    --------    --------    --------    --------   --------    --------   --------

Operating income (loss) ...............     (89.9)      (23.4)%      14.6       2.9 %       (84.6)   (6.8) %        72.3      4.6 %

  Interest and securitization expense .      12.4       3.2 %        12.6       2.5 %        39.7      3.2 %        36.6      2.3 %
                                         --------    --------    --------    --------    --------   --------    --------   --------
  Other (income) expense, net .........        .2        -- %          --        -- %         (.2)      -- %        (1.6)   (0.1) %
                                         --------    --------    --------    --------    --------   --------    --------   --------
Income (loss) before income taxes .....  $ (102.5)      (26.6)%  $    2.0       0.4 %    $ (124.1)     (10.0)%  $   37.3      2.4 %
                                         ========    ========    ========    ========    ========   ========    ========   ========

   CONSOLIDATED RESULTS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

   NET SALES. Net sales decreased $125.2 million, or 24.5%, from $510.1 million for the three months ended September 30, 2000 to $384.9 million for the three months ended September 30, 2001. The decrease in net sales was principally due to decreased shipments in substantially all product lines, which overall declined by 22.6%. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as this product line suffers from a severe oversupply in a soft economy.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   COST OF SALES. Cost of sales decreased $99.2 million, or 25.0%, from $396.3 million for the three months ended September 30, 2000, to $297.1 million for the three months ended September 30, 2001. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the three months ended September 30, 2001 declined to 77.2% versus 77.7% for the three months ended September 30, 2000. This modest improvement was the result of a 3.2% decrease in the average cost per ton versus a 2.6% decrease in the average sales price per ton.

   OPERATING AND DELIVERY. Operating and delivery expenses decreased $7.4 million, or 13.2%, from $56.1 million for the three months ended September 30, 2000 to $48.7 million for the three months ended September 30, 2001. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 11.0% for the three months ended September 30, 2000 to 12.7% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.5 million, or 4.1%, from $36.3 million for the three months ended September 30, 2000 to $37.8 million for the three months ended September 30, 2001. This increase in selling, general and administrative expenses was primarily attributable to an increase in the provision for bad debts of $2.9 million. As a percentage of net sales, selling, general and administrative expenses increased from 7.1% for the three months ended September 30, 2000 to 9.8% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in sales, the increase in the provision for bad debts and the inherent fixed costs included in selling, general and administrative expenses.

   INTEGRATION CHARGE. In September 1999, the Company initiated a plan to reduce costs and improve efficiencies by integrating certain operations and consolidating certain support functions. A charge of $9.4 million with respect to this plan was recorded at that time. The Company has now completed the plan. Certain modifications to the initial plan and lower costs than originally projected have resulted in the initial charge being $2.1 million more than ultimately required. This excess has been reversed into income in the current quarter.

   ASSET IMPAIRMENTS. Operations held for sale - Continued slowing of the manufacturing sector of the US economy has caused a decrease in demand for the Company's products and services and resulted in losses being reported in each of the last four quarterly reporting periods. These continued losses and declining accounts receivable and inventory levels have negatively impacted the Company's liquidity and in late August, management of the Company decided to sell certain non-core assets in an effort to provide additional liquidity. These assets consist primarily of the Speciality Metals portion of the Plates and Shapes segment.

   In the third quarter of 2001, the Company recorded a pretax impairment charge for the operations held for sale in the amount of $78.3 ($66.9 after-tax). Of the total impairment charge, $53.6 relates to goodwill, $14.5 relates to equipment and leasehold improvements and $10.2 relates to certain current assets and future reserves for personnel and facility costs associated with the disposition of these operations.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Assets held for use - At September 30, 2001, an impairment charge in the amount of $8.4 was recorded to write down the goodwill associated with certain assets of the Company's Plates and Shapes segment to their fair value.

   OPERATING INCOME (LOSS). Operating income (loss) decreased $104.5 million, or 715.8%, from $14.6 million for the three months ended September 30, 2000 to $(89.9) million for the three months ended September 30, 2001. The decrease in operating income (loss) was primarily attributable to the asset impairment described above as well as the decreased product shipments and the increase in the provision for bad debts. A decline in demand and average realized margins in the structural steel product line accounts for $12.5 million of this decrease. As a percentage of net sales, operating income (loss) decreased from 2.9% for the three months ended September 30, 2000 to (23.4)% for the three months ended September 30, 2001.

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense decreased $0.2 million, or 1.6%, from $12.6 million for the three months ended September 30, 2000 to $12.4 million for the three months ended September 30, 2001. The decrease in interest expense was primarily due to decreased debt levels during the 2001 quarter as well as lower interest rates. The benefit from lower debt levels and lower interest rates was offset by a $1.2 million swing in the effect of the interest rate swaps described in Note 4. The interest rate swaps provided a benefit of $0.6 million in the three months ended September 30, 2000, versus additional expense of $0.6 million in the three months ended September 30, 2001.

   OTHER (INCOME) EXPENSE, NET. Other (income) expense, net decreased $.2 million, from $0.0 million for the three months ended September 30, 2000 to $0.2 million for the three months ended September 30, 2001.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization or impairment of goodwill attributable to certain acquisitions.

   CONSOLIDATED RESULTS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

   NET SALES. Net sales decreased $346.4 million, or 21.9%, from $1,582.2 million for the nine months ended September 30, 2000 to $1,235.8 million for the nine months ended September 30, 2001. The decrease in net sales was principally due to decreased shipments in substantially all product lines, which overall declined by 20.4%. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as this product line suffers from a severe oversupply in a soft economy.

   COST OF SALES. Cost of sales decreased $255.1 million, or 21.1%, from $1,207.9 million for the nine months ended September 30, 2000, to $952.8 million for the nine months ended September 30, 2001. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales increased from 76.3% for the nine months ended September 30, 2000 to 77.1% for the nine months ended September 30, 2001. This percentage increase was primarily due to a 1.9% decrease in the average sales price versus a 0.9% decrease in the average cost per ton.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   OPERATING AND DELIVERY. Operating and delivery expenses decreased $16.5 million, or 9.8%, from $169.0 million for the nine months ended September 30, 2000 to $152.5 million for the nine months ended September 30, 2001. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 10.7% for the nine months ended September 30, 2000 to 12.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $3.4 million, or 3.0%, from $113.6 million for the nine months ended September 30, 2000 to $110.2 million for the nine months ended September 30, 2001. This decrease in selling, general and administrative expenses was primarily attributable to lower incentive compensation expense related to the decreased product shipments offset by a $3.4 million increase in the provision for bad debts. As a percentage of net sales, selling, general and administrative expenses increased from 7.2% for the nine months ended September 30, 2000 to 8.9% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in sales, the increase in the provision for bad debts and the inherent fixed costs included in selling, general and administrative expenses.

   INTEGRATION CHARGE AND ASSET IMPAIRMENTS. See discussion above in the three month comparative analysis.

   OPERATING INCOME (LOSS). Operating income (loss) decreased $156.9 million, or 217.0%, from $72.3 million for the nine months ended September 30, 2000 to $(84.6) million for the nine months ended September 30, 2001. The decrease in operating income was primarily attributable to the asset impairment and the decrease in product shipments. A decline in demand and average realized margins in the structural steel product line accounts for approximately $42.1 million of this decrease. As a percentage of net sales, operating income decreased from 4.6% for the nine months ended September 30, 2000 to (6.8)% for the nine months ended September 30, 2001.

   INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense increased $3.1 million, or 8.5%, from $36.6 million for the nine months ended September 30, 2000 to $39.7 million for the nine months ended September 30, 2001. The first quarter of 2001 includes $1.6 million of additional interest costs incurred during the transition period to the New Credit Facility. In addition, there was a $2.2 million swing in the effect of the interest rate swaps described in Note 4. The interest rate swaps provided a benefit of $1.3 million in the nine months ended September 30, 2000, versus additional expense of $0.9 million in the nine months ended September 30, 2001.

   OTHER (INCOME) EXPENSE, NET. Other (income) expense, net decreased $1.4 million, from $1.6 million for the nine months ended September 30, 2000 to $0.2 million for the nine months ended September 30, 2001. Other (income) expense, net for the nine months ended September 30, 2000 included a $1.2 million involuntary gain arising from an insurance settlement attributable to a fire at one of the Company's facilities in the third quarter of 1999.

   PROVISION FOR INCOME TAXES. The Company's provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization or impairment of goodwill attributable to certain acquisitions.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SEGMENT RESULTS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

   The Company has made certain changes among its product segments subsequent to year-end; accordingly, amounts shown for 2000 have been restated to conform to the 2001 presentation.

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------------------------------------------------------------------
                                                        OPERATING                OPERATING
                                  NET                   COSTS AND                 INCOME                  CAPITAL       TONS
                                 SALES           %      EXPENSES         %        (LOSS)          %    EXPENDITURES    SHIPPED
                               ---------     --------  -----------   ----------  -----------  -------- -------------  ----------
2001:                                               (IN MILLIONS, EXCEPT PERCENTAGES AND TONS)                   (IN THOUSANDS)
Plates and Shapes ..........    $176.5         45.9%     $180.3         38.0%     $ (3.8)        4.2%     $  1.5          290
Flat Rolled ................     174.2         45.3%      172.4         36.3%        1.8        (2.0)%        .8          274
Building Products ..........      41.0         10.6%       39.5          8.3%        1.5        (1.6)%       1.0           --
Corporate and other ........      (6.8)        (1.8)%      82.6         17.4%      (89.4)       99.4%        0.2          (18)
                                ------       ------      ------       ------      ------      ------      ------       ------
   Total ...................    $384.9        100.0%     $474.8        100.0%     $(89.9)      100.0%     $  3.5          546
                                ======       ======      ======       ======      ======      ======      ======       ======


2000:
Plates and Shapes ..........    $241.8         47.4%     $231.8         46.8%     $ 10.0        68.5%     $  2.1          364
Flat Rolled ................     235.6         46.2%      231.5         46.7%        4.1        28.1%        2.6          357
Building Products ..........      46.7          9.2%       43.1          8.7%        3.6        24.7%        0.5           --
Corporate and other ........     (14.0)        (2.8)%     (10.9)        (2.2)%      (3.1)      (21.3)%       0.7          (16)
                                ------       ------      ------       ------      ------      ------      ------       ------
   Total ...................    $510.1        100.0%     $495.5        100.0%     $ 14.6       100.0%     $  5.9          705
                                ======       ======      ======       ======      ======      ======      ======       ======


   PLATES AND SHAPES. Net sales decreased $65.3 million, or 27.0%, from $241.8 million for the three months ended September 30, 2000 to $176.5 million for the three months ended September 30, 2001. Product shipments declined 20.3% and average sales prices decreased 8.4% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Operating costs and expenses decreased $51.5 million, or 22.2%, from $231.8 million for the three months ended September 30, 2000 to $180.3 million for the three months ended September 30, 2001. Operating costs and expenses as a percentage of net sales increased from 95.9% for the three months ended September 30, 2000 to 102.2% for the three months ended September 30, 2001, primarily due to lower shipments and sales prices offset by a 5.7% decrease in the cost of raw materials. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as the product line suffers from a severe oversupply in a soft economy. Operating income (loss) decreased by $13.8 million, or 138.0%, from $10.0 million for the three months ended September 30, 2000 to $(3.8) million for the three months ended September 30, 2001. This decrease is primarily due to the decreased shipments as well as the decrease in average sales prices partially offset by the lower cost of raw materials. Operating income (loss) as a percentage of net sales decreased from 4.1% for the three months ended September 30, 2000 to (2.2)% for the three months ended September 30, 2001.

   FLAT ROLLED. Net sales decreased $61.4 million, or 26.1%, from $235.6 million for the three months ended September 30, 2000 to $174.2 million for the three months ended September 30, 2001. This decrease is primarily due to a 23.2% decline in shipments for the three months ended September 30, 2001 compared to the three months

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



ended September 30, 2000 and a 3.7% decrease in the average sales price per ton. Operating costs and expenses decreased $59.1 million, or 25.5%, from $231.5 million for the three months ended September 30, 2000 to $172.4 million for the three months ended September 30, 2001. This decrease was primarily attributable to lower shipments and a 7.5% decrease in the average cost per ton. Operating costs and expenses as a percentage of net sales, increased from 98.3% for the three months ended September 30, 2000 to 99.0% for the three months ended September 30, 2001, primarily due to the lower shipments. Operating income decreased by $2.3 million, or 56.1%, from $4.1 million for the three months ended September 30, 2000 to $1.8 million for the three months ended September 30, 2001. This decrease was attributable to the decreased shipments. Operating income as a percentage of net sales decreased from 1.7% for the three months ended September 30, 2000 to 1.0% for the three months ended September 30, 2001.

   BUILDING PRODUCTS. Net sales decreased $5.7 million, or 12.2%, from $46.7 million for the three months ended September 30, 2000 to $41.0 million for the three months ended September 30, 2001. The decrease in net sales was principally due to a lower demand for these products. Operating costs and expenses decreased $3.6 million, or 8.4%, from $43.1 million for the three months ended September 30, 2000 to $39.5 million for the three months ended September 30, 2001. This was due to the lower demand. Operating costs and expenses as a percentage of net sales increased from 92.3% for the three months ended September 30, 2000 to 96.3% for the three months ended September 30, 2001. Operating income decreased by $2.1 million, or 58.3%, from $3.6 million for the three months ended September 30, 2000 to $1.5 million for the three months ended September 30, 2001, principally due to the lower demand. Operating income as a percentage of net sales decreased from 7.7% for the three months ended September 30, 2000 to 3.7% for the three months ended September 30, 2001.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charge recorded during the current quarter. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $86.3 million, from $(3.1) million for the three months ended September 30, 2000 to $(89.4) million for the three months ended September 30, 2001, primarily as a result of the asset impairment charge.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   SEGMENT RESULTS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------------------------------------------------------------
                                                          OPERATING               OPERATING
                                 NET                     COSTS AND                 INCOME                 CAPITAL       TONS
                                SALES          %         EXPENSES         %       (LOSS)         %      EXPENDITURES   SHIPPED
                              --------    --------       --------    --------    --------     --------  ------------  ---------
2001:                                               (IN MILLIONS, EXCEPT PERCENTAGES AND TONS)                     (IN THOUSANDS)
Plates and Shapes ........    $  576.5        46.7%      $  576.6       43.7%    $   (0.1)       0.1%    $    4.2         936
Flat Rolled ..............       568.7        46.0%         558.4       42.3%        10.3      (12.2)%        6.0         887
Building Products ........       115.5         9.3%         112.4        8.5%         3.1       (3.6)%        2.8          --
Corporate and other ......       (24.9)       (2.0)%         73.0        5.5%       (97.9)     115.7%          .8         (61)
                              --------    --------       --------   --------     --------   --------     --------    --------
   Total .................    $1,235.8       100.0%      $1,320.4      100.0%    $  (84.6)     100.0%    $   13.8       1,762
                              ========    ========       ========   ========     ========   ========     ========    ========


2000:
Plates and Shapes ........    $  755.9        47.8%      $  710.4       47.0%    $   45.5       62.9%    $   13.7       1,151
Flat Rolled ..............       732.0        46.3%         705.3       46.7%        26.7       36.9%        11.2       1,135
Building Products ........       133.6         8.4%         123.1        8.2%        10.5       14.5%         5.1          --
Corporate and other ......       (39.3)       (2.5)%        (28.9)      (1.9)%      (10.4)     (14.3)%        1.4         (72)
                              --------    --------       --------   --------     --------   --------     --------    --------
   Total .................    $1,582.2       100.0%      $1,509.9      100.0%    $   72.3      100.0%    $   31.4       2,214
                              ========    ========       ========   ========     ========   ========     ========    ========

   PLATES AND SHAPES. Net sales decreased $179.4 million, or 23.7%, from $755.9 million for the nine months ended September 30, 2000 to $576.5 million for the nine months ended September 30, 2001. Product shipments decreased 18.7% and average sales prices decreased 6.2% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Operating costs and expenses decreased $133.8 million, or 18.8%, from $710.4 million for the nine months ended September 30, 2000 to $576.6 million for the nine months ended September 30, 2001. Operating costs and expenses as a percentage of net sales increased from 94.0% for the nine months ended September 30, 2000 to 100.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to lower shipments and decreased sales prices. Operating income (loss) decreased by $45.6 million, or 100.2%, from $45.5 million for the nine months ended September 30, 2000 to $(0.1) million for the nine months ended September 30, 2001. This decrease is primarily due to the lower shipments and average sales prices. Operating income as a percentage of net sales decreased from 6.0% for the nine months ended September 30, 2000 to 0.0% for the nine months ended September 30, 2001. Specifically, product demand and average realized margins for structural steel are significantly below prior year levels as the product line suffers from a severe oversupply in a soft economy.

   FLAT ROLLED. Net sales decreased $163.3 million, or 22.3%, from $732.0 million for the nine months ended September 30, 2000 to $568.7 million for the nine months ended September 30, 2001. This decrease is primarily due to a 21.9% decrease in shipments for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Operating costs and expenses decreased $146.9 million, or 20.8%, from $705.3 million for the nine months ended September 30, 2000 to $558.4 million for the nine months ended September 30, 2001. This decrease was primarily attributable to lower shipments. Operating costs and expenses as a percentage of net sales, increased from 96.4% for the nine months ended September 30, 2000 to 98.2% for the nine months ended September 30, 2001. Operating income decreased by $16.4 million, or 61.4%, from $26.7 million for the nine months ended September 30, 2000 to $10.3 million for the nine months ended September 30, 2001. This

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


decrease was attributable to lower shipments. Operating income as a percentage of net sales decreased from 3.6% for the nine months ended September 30, 2000 to 1.8% for the nine months ended September 30, 2001.

   BUILDING PRODUCTS. Net sales decreased $18.1 million, or 13.5%, from $133.6 million for the nine months ended September 30, 2000 to $115.5 million for the nine months ended September 30, 2001. The decrease in net sales was principally due to lower demand for these products. Operating costs and expenses decreased $10.7 million, or 8.7%, from $123.1 million for the nine months ended September 30, 2000 to $112.4 million for the nine months ended September 30, 2001, due to lower demand. Operating costs and expenses as a percentage of net sales increased from 92.1% for the nine months ended September 30, 2000 to 97.3% for the nine months ended September 30, 2001. Operating income decreased by $7.4 million, or 70.5%, from $10.5 million for the nine months ended September 30, 2000 to $3.1 million for the nine months ended September 30, 2001, principally due to the lower demand. Operating income as a percentage of net sales decreased from 7.9% for the nine months ended September 30, 2000 to 2.7% for the nine months ended September 30, 2001.

   CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charge recorded during the current quarter. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased $87.5 million, from $(10.4) million for the nine months ended September 30, 2000 to $(97.9) million for the nine months ended September 30, 2001. This increase is primarily attributable to the asset impairment charge.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

   The Company generated $100.6 million and $6.5 million in net cash from operating activities for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in investing activities was $111.0 million and $28.1 million for the nine months ended September 30, 2001 and 2000, respectively. The cash used for investing activities during the nine months ended September 30, 2001 included $100.0 million for the repurchase of securitized receivables and $13.8 million for capital expenditures. Net cash provided by financing activities was $14.8 million and $24.1 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, the cash provided by financing activities included $100.0 million of borrowings on the Credit Facility to repurchase the securitized receivables, less net repayments on the Credit Facility of $68.1 million.

   At December 31, 2000, the Company had cash of $3.8 million, working capital of $344.8 million and total debt of $493.0 million. At September 30, 2001, the Company had cash of $8.2 million, a working capital deficit of $164.0 million and total debt of $518.7 million. The decrease in working capital results from classifying all of the Company's debt as current liabilities at September 30, 2001, as further discussed below. The increase in indebtedness is due to the repurchase of the securitized accounts receivable in the amount of $100 million, in connection with the termination of the Former Credit Facility and the execution of the New Credit Facility. This increase was offset by repayments of debt in the amount of $74.1 million. As of November 14, 2001, the Company had outstanding borrowings under the Credit Facility of $256.4 million.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   CHAPTER 11 PROCEEDINGS - On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Filing"), in the United States Bankruptcy Court, Southern District of Texas, Houston Division ("Bankruptcy Court"). Accordingly, the entire amount of indebtedness outstanding at September 30, 2001, has been classified as a current liability.

   The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The Company and each of its subsidiaries continue to manage their businesses as a debtor-in-possession under the Bankruptcy Code. As a debtor-in-possession, management is authorized to operate the business, but is prohibited from engaging in transactions outside the ordinary course of business, without Bankruptcy Court approval.

   Future financial statements will be prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify prepetition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. As of November 14, 2001, borrowings outstanding under the Credit Facility, Industrial Revenue Bonds and capital leases are not subject to compromise as these obligations represent secured liabilities. All remaining unsecured liabilities are subject to compromise.

   The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. Due to the uncertainty related to the bankruptcy proceedings, there can be no assurance that the current carrying values of the Company's assets will be realized or that the Company's liabilities will be settled for the amounts recorded. All unsecured all liabilities outstanding as of the date of the Chapter 11 Filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. The Company will file schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by the Company's accounting records. The Bankruptcy Court will set a date by which creditors must file proofs of claims that arose prior to the Chapter 11 Filing. The claim amounts filed by the creditors could be different from the amounts actually recorded as of the balance sheet date.

   LIQUIDITY INITIATIVES - In late August, the Company announced certain liquidity initiatives whereby it planned to raise funds through the sale of its Specialty Metals and Aerospace businesses, consolidate several smaller operations into larger ones and suspend the quarterly dividend. The Company is actively pursing the disposition of these non-core assets. However, due to the current weakness in the economy, the Company cannot predict when or if these assets will be sold.

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

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


pooling-of-interests method for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from purchases after June 30, 2001 cannot be amortized. In addition, SFAS No. 142 requires the continuation of the amortization of goodwill and all intangible assets through December 31, 2001, but amortization of existing goodwill will cease effective January 1, 2002. Entities must use their current goodwill impairment approach through December 31, 2001, and begin to apply the new impairment approach effective January 1, 2002. The Company has six months from the date it initially applies SFAS No. 142 to test goodwill for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill should be tested for impairment annually and impairment losses should be presented in the operating section of the income statement unless they are associated with a discontinued operation. The new requirements for assessing whether these goodwill assets have been impaired involve market-based information that may change prior to the new rules effective date of January 1, 2002, and as noted above, early adoption is not allowed. As a result, the Company cannot yet determine whether it will have to recognize a goodwill impairment when the new rules become effective. However, based on a preliminary review of the new standards, and based on currently available information, the Company believes it is possible that it will have to record a non-cash goodwill impairment charge. If such a charge is necessary, the Company anticipates it would be recorded in the first quarter of 2002 when the new standards become effective and will be reflected as the cumulative effect of a change in accounting principle. Goodwill amortization for the three and nine months ended September 30, 2001, was $1.9 and $6.0, respectively.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Southern District of Texas, Houston Division, Case No. 01-42530-H4-11 THROUGH 01-42573-H4-11. The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The Company and each of its subsidiaries continue to manage their businesses as a debtor-in-possession under the Bankruptcy Code.


ITEM 5. OTHER INFORMATION

   See Item 1. Legal Proceedings

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   A. EXHIBITS:

      21 List of Subsidiaries of the Company

   B. REPORTS ON FORM 8-K:

      None.

                                METALS USA, INC.
                             (DEBTOR-IN-POSSESSION)

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                               METALS USA, INC.


                                      By:  \s\   TERRY L. FREEMAN
                                          ------------------------
                                                 Terry L. Freeman
                                                  Vice President
Date:  November 19, 2001                     and Chief Accounting Officer