Form 10-K
period 2001-12-31
METALS USA INC
filed 2002-04-17
CIK 1038363

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock, $.01 par value

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Based upon the March 28, 2002 OTC Bulletin Board closing price of $.29 per share, the aggregate market value of the Registrant's outstanding stock held by non-affiliates was approximately $8.5 million. There were 36,509,972 shares of outstanding common stock $.01 par value, of the Registrant as of March 28, 2002.

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

================================================================================

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS," ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, GENERAL ECONOMIC AND BUSINESS CONDITIONS, DEVELOPMENTS IN TECHNOLOGY, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS AND CHANGING PRICES AND MARKET CONDITIONS. THIS REPORT IDENTIFIES OTHER FACTORS THAT COULD CAUSE SUCH DIFFERENCES. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. IN ADDITION, READERS SHOULD REFER TO ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS" FOR RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)
                                     PART I

ITEM 1.  BUSINESS

     UNLESS OTHERWISE INDICATED, ALL REFERENCES TO THE "COMPANY," "WE," "US," "OUR" OR OTHER SIMILAR TERMS HEREIN ARE INTENDED TO REFER TO METALS USA, INC. AND ALL OF ITS SUBSIDIARIES. READERS SHOULD REFER TO ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS" FOR RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

GENERAL

     We are one of the leading providers of value-added processed steel, stainless steel, aluminum and manufactured metal components. We commenced substantial operations upon completion of an initial public offering in July 1997 and simultaneous acquisition of eight companies that had combined historical revenues of approximately $450 million. From 1997 through early 2000, we acquired numerous additional metal processing and distribution companies and increased our revenues to over $2 billion in 2000. During most of 2000 and all of 2001, the steel industry has declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the United States ("U.S."). Our revenues declined to $1.6 billion in 2001. These factors, as well as others discussed below, caused us to seek protection under U.S. bankruptcy laws in November 2001.

     We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor, warehouse space and other expenses. In addition to our metals processing capabilities, we also manufacture higher-value finished building products.

     Our customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.

RECENT DEVELOPMENTS

     CHAPTER 11 PROCEEDINGS

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Filing"), in U.S Bankruptcy Court, Southern District of Texas, Houston Division ("Bankruptcy Court") and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession, we remain in possession of our properties and assets and our management continues to operate our business. We are authorized to operate our business, but may not engage in transactions outside of the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

Bankruptcy Code, all actions to collect our pre-petition indebtedness, as well as other pending litigation against us, are currently stayed and other pre-petition contractual obligations may not be enforced against us. In addition, as debtors-in-possession, we have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases.

     Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in our cash flow from an industry wide recession caused by pricing pressure from foreign imports and the recent decline in the manufacturing sector of the U.S. economy and (2) our inability to obtain additional liquidity from our primary lending sources. During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports. During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack on September 11, 2001. Due to these deteriorating economic conditions, we have incurred significant operating losses during the past several quarterly reporting periods. We expect these losses to continue through at least the first half of 2002. These losses have called into question the recoverability of our long-lived assets.

     The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will permit us to preserve cash and restructure our debt. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, we may assume favorable pre-petition contracts and leases, reject unfavorable leases and contracts and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is our primary objective. We expect to propose a plan of reorganization to the Bankruptcy Court during 2002. When filed, a plan of reorganization will set forth the means for treating claims, including liabilities subject to compromise. A plan of reorganization may result in, among other things, significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the outcome of the bankruptcy or its effect on our business, the claims of creditors or the interests of our stockholders. As a result of the Chapter 11 Filing, most liabilities we incurred prior to the filing date, including certain debt, are subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     On January 2, 2002, we obtained $350 million in debtor-in-possession financing ("DIP Financing") to fund our operations while we reorganize. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. Borrowings under the DIP Financing are subject to customary funding conditions and secured by all of our assets. The DIP Financing is designed to give us the opportunity, during the reorganization process, to develop a new capital structure that will support us over the long-term, including during recurring cyclical downturns in the metals industry. As of March 15, 2002, the balance outstanding under the DIP Financing was $242.2 million. See Item 3. "Legal Proceedings", Item 7. "Management's Discussion and

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

Analysis of Financial Condition and Results of Operations - Overview" and
Item 8. "Financial Statements and Supplementary Data" for additional information regarding these proceedings.

     INCREASED TARIFFS ON IMPORTS

     Effective March 20, 2002, increased tariffs of between 8% and 30% were imposed on most imported steel. The purpose of these increases is to assist the financially troubled U.S. steel industry that has declined substantially over the last four years. Steel prices in the U.S. are currently at a twenty (20) year low and thirty-one (31) steel producers have filed for bankruptcy protection. These increased tariffs will be in effect for three years and will give the U.S. steel industry an opportunity to reorganize and become more competitive with foreign imports. The tariff plan exempts four (4) countries with whom the U.S. has free trade agreements (Canada, Mexico, Israel and Jordan) and several other impoverished nations. Nations hardest hit by the tariffs include China, Japan, South Korea, Ukraine and Russia. Tin mill steel will get a 30% tariff, flat steel products 30%, hot-rolled and cold-finished bar 30%, carbon and alloy fittings and flanges 13%, circular welded tubular products and stainless steel bar 8% and rebar 15%. We anticipate that these increased tariffs will result in higher prices for steel for consumers and could result in improved profits for our Company.

     In response to the tariffs imposed in the U.S., the European Commission has approved six-month tariff quotas effective April 3, 2002 covering fifteen (15) steel products that comprise 40% of all steel imports to the European Union. The purpose of these quotas is to prevent the flood of foreign imports and resulting decrease in pricing. U.S. steel makers will not be directly affected as a minimal amount of U.S steel products are exported to the European Union.

     These tariffs are primarily for the benefit of steel producers. Our company does not produce any steel, however, service centers generally benefit from rising steel prices. During the initial period whereby prices are rising, we will have to fund the purchase of higher cost material as the lower cost material is sold. This negative impact on cash flow will continue until prices stabilize, and will be offset by higher sales prices from sales of existing inventory. Historically, we collect the substantial majority of our receivables in less than sixty days. Substantially all of the sales made by our Plates and Shapes Group are based upon a margin over current replacement cost, therefore the impact of rising prices on our results of operations will be realized as the market accepts the producer price increases. The recommendations for protection of the domestic steel industry did not include any tariff protection for wide-flange beams, which is one of the principal products sold by our Plates and Shapes Product Group. With respect to our Flat Rolled Group, our gross margin dollars will remain constant for our major customers, where we have agreements with producers for the purchase price of specified volumes of material. Prices for other customers will be increased as producer prices are announced. Our Building Products Group uses aluminum as the principal raw material and very little steel in their products, therefore the impact of higher steel prices is minimal.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     MANAGEMENT CHANGES

     On February 11, 2002, we announced that Richard A. Singer, our President and Chief Operating Officer intends to retire on September 30, 2002. Mr. Singer was appointed to these positions in February 2001 having served as Senior Vice President since July 1997. J. Michael Kirksey, the Chairman and Chief Executive Officer has resumed the additional title of President. Mr. Singer will assist Mr. Kirksey as directed until the effective date of his retirement. In addition, we announced that Lester G. Peterson was appointed Senior Vice President of Corporate Development. Mr. Peterson's responsibilities will include the management of on-going asset sales, facility rationalization, product strategy and trade relations.

     DIVESTITURES

     On April 5, 2002, we announced planned divestitures of eleven (11) additional business units that will result in a significant downsizing of our Company. We anticipate selling these assets to raise proceeds that will be utilized to reduce our indebtedness and improve our liquidity. These divestitures are a part of our reorganization plan that is currently being developed for the Bankruptcy Court. These divestitures, along with previously announced divestitures, are expected to generate proceeds of approximately $100 to $120 million. Most of the proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Refer to Item 2. "Properties" for further disclosure of the properties to be disposed of and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

INDUSTRY OVERVIEW

     Companies operating in the metals industry can be generally characterized as: (i) primary metals producers, (ii) metals processors/service centers or
(iii) end-users. We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals processors/service centers. Primary metals producers, which manufacture and sell large volumes of metals in standard sizes and configurations, generally sell only to those large end-users and metals processors/service centers who do not require processing of the products and who can tolerate relatively long lead times. Metals processors/service centers offer services ranging from precision, value-added pre-production processing in accordance with

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

specific customer demands, to storage and distribution of unprocessed metal products. These service centers function as intermediaries between primary metals producers and end-users, such as contractors and original equipment manufacturers ("OEMs"). End-users incorporate the processed metal into a product, in some cases without further modification.

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

     During the past two decades, the trend among primary metals producers has been to focus on their core competency of high-volume production of a limited number of standardized metal products. This change in focus has been driven by metal producers' need to develop and improve efficient, volume-driven production techniques in order to remain competitive. As a result, most of the primary producers have sold their service centers. Accordingly, most end-users are no longer able to obtain processed products directly from primary metals producers and have recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production cost by shifting the responsibility for pre-production processing to value-added metals processors/service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

     On October 30, 2001, U.S. Steel, an integrated steel producer, announced that it has created an internet based service center directed toward end-users. This is a departure from the general industry trend described above. The primary purpose of this initiative is to bypass value added metal providers such as Metals USA, Ryerson Tull and Reliance Steel and sell its products directly to end-users. We are unable to predict the success of this initiative or the impact it may have on our operations.

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

     These trends have resulted in value-added metals processors/service centers playing an increasingly important role in all segments of the metals industry. Metals processors/service centers now serve the needs of over 300,000 OEMs and fabricators nationwide. For additional information regarding trends and industry initiatives, see "Competition" and "Technology" below.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

COMPANY ORGANIZATION

     During 2001, we reorganized into three product groups to improve operational efficiencies and reduce administrative costs. We moved our flat rolled specialty metals operations into the Flat Rolled Group, our non-flat rolled specialty metals operations into the Plates and Shapes Group and continue to operate Building Products as a separate group. This new structure provides opportunities for increased efficiency and cost savings as well as improved customer service. Each group is led by an experienced entrepreneurial-focused executive, who is supported by a professional staff in finance, purchasing and sales and marketing. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies, focused capital investment and improved working capital turnover. For additional industry segment information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Segment Results" and Note 13 of Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." The following descriptions reflect the reorganization of the product groups.

     PLATES AND SHAPES

     Plates and Shapes had revenues of approximately $725 million in 2001 and currently has thirty-six (36) operating locations throughout the U.S. Excluding the recently announced planned divestitures, the product group would have had revenues of approximately $550 million in 2001. This operating segment sells carbon steel products such as wide-flange beams, plate, tubular, angles and other structural shapes as well as many specialty metals products including stainless steel, aluminum, magnesium and titanium. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, sawing, cambering/leveling, punching, drilling, beveling, surface grinding, bending, shearing, cut-to-length and T-splitting. Plates and Shapes customers are in the fabrication, construction, machinery and equipment, transportation, aerospace, electronics and energy industries.

     FLAT ROLLED

     Flat Rolled had revenues of approximately $720 million in 2001 and currently has twenty-five (25) operating locations in the midwest, south and northwest regions of the U.S. Excluding the recently announced planned divestitures, the product group would have had revenues of approximately $550 million in 2001. This operating segment sells a number of products including carbon steel, stainless, aluminum, brass and copper in a variety of alloy grades and sizes. Steel mills generally ship carbon steel in sizes less than a quarter of an inch in thickness in continuous coils that typically weigh forty to sixty-thousand pounds each. Few customers can handle steel in this form. Accordingly, substantially all of the carbon steel material as well as the nonferrous materials sold by Flat Rolled undergo additional processing prior to customer delivery. Processing services include slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing. Flat Rolled customers are in the electrical manufacturing, fabrication, furniture, appliance manufacturers, machinery and equipment and transportation industries.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     BUILDING PRODUCTS

     Building Products had revenues of approximately $150 million in 2001 and currently has twenty-one (21) operating locations and forty-one (41) sales and distribution centers throughout the southeast, southwest and western regions of the U.S. This operating segment sells a number of finished products that are both cost and energy efficient for use in residential applications such as sunrooms, roofing products, awnings and solariums. Commercial uses of these products include large area covered canopies, awnings and covered walkways. Building Products customers are predominantly in the construction, wholesale trade and building material industries.

INDUSTRY CONSOLIDATION

     Based on industry data, we believe that the metals processor/service center industry is highly fragmented, with as many as 3,500 participants generating over $75 billion in annual net sales.

     The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive. In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities, or they can not economically justify the investment in equipment. As a result, smaller companies are finding it increasingly difficult to compete as current industry trends continue.

STRATEGY

     Since our creation in 1997, we have become one of the leading providers of higher-value components from processed metals. We have invested substantial capital integrating our operations to maximize operating margins and accelerate internal sales growth. As a result of the Chapter 11 Filing, we anticipate a major restructuring of our operations and capital structure, including the recently announced planned divestitures. The reorganization plan that should be submitted to the Bankruptcy Court during 2002 will incorporate the following activities:

     -   Consolidate our most profitable and strategic assets.

     -   Sell or close less strategic and lower-margin assets and facilities.

     - Review cost structures, including leases and contracts, salaries and benefits and overhead, and identify savings or improvements to our business model.

     -   Develop a retention policy to provide incentives to our employees.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)


PROCESSING SERVICES AND PRODUCTS

     We engage in pre-production processing of steel, stainless steel and aluminum and act as an intermediary between primary metals producers and end-users. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment.

     We purchase our raw materials in anticipation of projected customer requirements based on interaction with, and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise thickness, length, width, shape, temper and surface quality specified by our customers. Value-added processes provided include:

     - SLITTING -- the cutting of coiled metals to specified widths along the length of the coil.

     - SHEARING AND CUTTING TO LENGTH -- the cutting of metals into pieces and along the width of a coil to create sheets or plates.

     - PRECISION BLANKING -- the process in which flat rolled metal is cut into precise two-dimensional shapes.

     - LASER, FLAME AND PLASMA CUTTING -- the cutting of metals to produce various shapes according to customer-supplied drawings.

     - LEVELING -- the flattening of metals to uniform tolerances for proper machining.

     -   SAWING -- the cutting to length of bars, tubular goods and beams.

     - PICKLING -- a chemical treatment to improve surface quality by removing the oxidation and scale which develops on the metal shortly after it is hot-rolled.

     -   TEE-SPLITTIG -- the splitting of metal beams.

     - PLATE FORMING AND ROLLING -- the forming and bending of plates to cylindrical or required specifications.

     - EDGE TRIMMING -- a process that removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

     - CAMBERING -- the bending of structural steel to improve load-bearing capabilities.

     - METALLURGY -- the analysis and testing of the physical and chemical composition of metals.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     Additional capabilities include applications engineering and a variety of other value-added processes such as blasting, painting and custom machining. Using these capabilities, we use processed metals to manufacture higher-value components.

     Once an order is received, the appropriate inventory is selected and scheduled for processing in accordance with the customer's requirements and specified delivery date. Orders are monitored by our computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material. Our computer systems record the source of all metal shipped to customers. This enables us to identify the source of any metal which may later be shown to not meet industry standards or that fails during or after manufacture. This capability is important to our customers as it allows them to assign responsibility for non-conforming or defective metal to the mill or foundry that produced the metal. Many of the products and services we provide can be ordered and tracked through a web-based electronic network that directly connects our computer system to those of our customers.

     A majority of our orders are filled within 24-48 hours. This is accomplished through our special inventory management programs, which permit us to deliver processed metals in accordance with the just-in-time inventory programs of our customers. We are required to carry sufficient inventory of raw materials to meet the short lead time and just-in-time delivery requirements of our customers.

    While we ship products throughout the U.S., most of our customers are located within a 250-mile radius of our facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. We transport most of our products directly to our customers either with our own trucks for short-distance and/or multi-stop deliveries or through common or contract trucking companies.

     We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability. A total of thirty-six (36) of our facilities have International Standards Organization ("ISO") 9002 certification, while all others are actively working on their certification.

SOURCES OF SUPPLY

     In recent years, steel, aluminum, copper and other metals production in the U.S. has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead times for, some products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow us to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease becomes effective. Our purchasing decisions are based on our forecast of the availability of metal products, ordering lead times and pricing, as well as our prediction of customer demand for specific products.

     Our domestic steel suppliers include Nucor Corp., LTV Steel Co., Bethlehem Steel Corp., National Steel Corp., Bayou Steel, AmeriSteel, Chaparral Steel and Ipsco Steel. Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers. Since most metals are shipped Freight on Board ("FOB") and the transportation of metals is a

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

significant cost factor,we seek to purchase metals to the extent possible, from the nearest mill, but will use a more distant mill when it offers a lower delivered price.

     Integrated metal producers are currently undergoing rapid consolidation because of the deteriorating market conditions. U.S. Steel is in the process of acquiring several of its domestic competitors and international integrated producers are seeking to merge and consolidate operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We are unable to predict what impact this consolidation may have on our operations.

     Internationally, steel suppliers in the European Union have undergone consolidation and are now represented by a handful of large conglomerates. Arcelor, the result of a three-way merger of Arbed of Luxembourg, Usinor of France and Aceralia of Spain, is the largest steel producer in the world producing about forty-five (45) million tons of steel a year, or about three (3) times that of U.S. Steel. Arcelor, ThyseenKrupp of Germany, Corus, a British-Dutch steel producer, and two other European producers represent more than 60% of the steel market in Europe. By contrast, the top five (5) U.S. companies account for about a third of the American market. Most of the cheap foreign imports that have affected the U.S. market come from Japan, China, South Korea, Russia, Ukraine and Brazil. All of these countries will be affected by the increased tariffs implemented by the U.S. government effective March 20, 2002.

SALES AND MARKETING; CUSTOMERS

     Our sales and marketing program focuses on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of our inventory management, processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, telemarketing, direct mail and participation in manufacturers' trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our "outside" salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations.

     We employ a sales force consisting of "inside" and "outside" salespeople. "Inside" salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Increasingly, these "inside" salespeople have been given responsibility for telemarketing to potential customers. Our "outside" sales force is primarily responsible for identifying potential customers and calling on them to explain our services. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.

     Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer sends us and several competitors a list of products required and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 1% of our revenues in 2001.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

COMPETITION

     We are engaged in a highly fragmented and competitive industry. Competition is based on price, product quality, service, and timeliness of delivery and geographic proximity. We compete with a large number of other metals processors/service centers on a national, regional and local basis, some of which may have greater financial resources. Principal national competitors include Ryerson Tull, Inc. (NYSE:RT) and Reliance Steel & Aluminum Co, (NYSE:RS). We also compete to a lesser extent with primary metals producers, who typically sell directly to very large customers requiring regular shipments of large volumes of metals. Other smaller metals processors/service centers may compete locally.

     Historically, we believe that we have been able to compete effectively because of our significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale. There can be no assurance that the Chapter 11 Filing will not have a material adverse affect on our ability to compete for new customers as well as maintain our existing customers.

TECHNOLOGY

     In March 2000, we formed i-Solutions Direct, Inc. ("i-Solutions") to develop our integrated supply services and web-based e-commerce initiative. Initially, i-Solutions created a web-based supply system to support a Department of Defense contract using technology from Oracle Corp. In March 2001, we introduced Metals USA Link ("Link"), an online, web based order entry and information system. Link provides our customers 24/7 internet access, customer specific product catalogs, order inquiry capabilties and the ability to monitor vendor managed inventory programs. We believe Link provides our customers improved metal procurement capabilities and permits them to move closer to a true "just-in-time" inventory management program. We currently have approximately 300 customers using Link and generate monthly sales of approximately $3.7 million.

     During the past three years, we chose not to ally ourselves with any of the commercial metal supply related e-commerce initiatives. We did not join any of these third party initiatives, choosing to devote our efforts to developing our own e-commerce initiative. Substantially all of the commercial web-based metal sites are now closed.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials we use in our operations include lubricants, cleaning solvents and sulfuric acid (used in pickling operations at one of our facilities).

     We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") National

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

Priority List. We have a number of leased properties located in or near industrial or light industrial use areas; and accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, there can be no assurance that we will not be notified of such claims with respect to our existing leased or owned properties in the future.

     Although no environmental claims have been made against the Company and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage. We have obtained limited indemnities from the former stockholders of the acquired companies whose facilities are located at or near contaminated sites. We believe that these indemnities will be adequate to protect us from a material adverse effect on our consolidated financial condition, results of operations or liquidity, should we be held responsible for a share of any clean-up costs. The limited indemnities are subject to certain deductible amounts, however, and there can be no assurance that these limited indemnities will fully protect us.

MANAGEMENT INFORMATION SYSTEMS

     The system chosen for both the Plates and Shapes and Flat Rolled service centers was "Stelplan" which is a product marketed and distributed by Invera, Inc. Stelplan is a completely integrated system designed specifically for the service center industry. The majority of the Plates and Shapes and Flat Rolled service centers are now operating on the Stelplan platform. We have also begun a similar common platform initiative in the Building Products Group. Nine (9) of our subsidiaries currently use EDI through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of the subsidiaries also use computer aided drafting systems to directly interface with computer controlled metal processing equipment, resulting in more efficient use of material and time.

     We believe the investment in uniform management information systems and computer aided manufacturing technology will permit us to respond quickly and proactively to our customers' needs and service expectations. These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

EMPLOYEES

     We employ approximately 3,600 persons. As of December 31, 2001, approximately 400 employees at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; United Auto Workers; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one (1) work stoppage occurred at one facility, which involved approximately twenty (20) employees and lasted approximately thirty (30) days. We are currently a party to seventeen (17) collective bargaining agreements, which expire at various times. Collective bargaining agreements for all of our union

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

employees expire in each of the next four (4) years. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike.

     From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less skilled workers can be relatively high. We believe that our relations with our employees are good.

     The existing senior management at many of our subsidiary operations is generally comprised of former owners who committed to stay with their operations after acquisition. These former owners generally have non-competition obligations that expire on the fifth anniversary of their date of acquisition, and thus these obligations expire from July 2002 through 2004. There is no assurance that we will be able to retain these individuals or find suitable replacements if such individuals leave the Company. The failure to retain or replace such management on a timely basis could negatively impact results from operations at such locations.

VEHICLES

     We operate a fleet of owned or leased trucks and trailers, as well as forklifts and support vehicles. We believe these vehicles generally are well maintained and adequate for our current operations.

RISK MANAGEMENT, INSURANCE AND LITIGATION

     The primary risks in our operations are bodily injury, property damage and injured workers' compensation. We maintain general liability insurance and liability insurance for bodily injury and property damage and workers' compensation coverage, which we consider sufficient to insure against these risks.

     From time to time, we are a party to litigation arising in the ordinary course of our business, most of which involves claims for personal injury or property damage incurred in connection with our operations. We are not currently involved in any litigation that we believe will have a material adverse effect on our consolidated financial condition, results of operations or liquidity. In addition, unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed.

SAFETY

     Our goal is to provide an accident-free workplace and we are committed to continuing and improving upon each facilities' focus and emphasis on safety in the workplace. We currently have a number of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safe work procedures. We have developed a comprehensive "best practices" safety program to be implemented throughout our operations to ensure that all employees comply with safety standards established by the Company, our insurance carriers and federal, state and local laws and regulations. This program is being led by a professional safety manager at the Corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

ITEM 2.  PROPERTIES

     As of December 31, 2001, we operated forty-seven (47) metals processing facilities in the Plates and Shapes Group and twenty-five (25) facilities in the Flat Rolled Group. These facilities are used to receive, warehouse, process and ship metals. These facilities use various metals processing and materials handling machinery and equipment. Our Building Products Group operates twenty-one (21) facilities where we process metals into various building products. These service center facilities are located and described as follows:

                                                                                     SQUARE        OWNED/
                                                            LOCATION                 FOOTAGE       LEASED
                                                 -------------------------------    ---------    ------------
PLATES AND SHAPES GROUP:
Northeast Plates and Shapes ...................  Baltimore, Maryland                   65,000      Leased
                                                 Seekonk, Massachusetts               115,000      Owned
                                                 Newark, New Jersey                    81,000      Leased
                                                 Ambridge, Pennsylvania               200,000      Leased
                                                 Langhorne, Pennsylvania              160,000      Leased
                                                 Leetsdale, Pennsylvania              239,000      Leased
                                                 Philadelphia, Pennsylvania           120,000      Leased
                                                 Philadelphia, Pennsylvania            85,000      Owned
                                                 York, Pennsylvania                   109,000      Leased
                                                 North Canton, Ohio                   110,000      Leased (3)
North Central Plates and Shapes ...............  Milwaukee, Wisconsin                 159,000      Leased (3)
South Central Plates and Shapes ...............  Kansas City, Missouri                 86,000      Owned (3)
                                                 Kansas City, Missouri                 40,000      Owned (2)
                                                 Enid, Oklahoma                       112,000      Leased
                                                 Muskogee, Oklahoma                   229,000      Owned (1)
                                                 Dallas, Texas                        104,000      Owned
Southeast Plates and Shapes ...................  Attalla, Alabama                      53,000      Owned (3)
                                                 Mobile, Alabama                      214,000      Owned
                                                 Ft. Lauderdale, Florida                1,200      Leased (2)
                                                 Jacksonville, Florida                 60,000      Owned
                                                 Lakeland, Florida                    120,000      Owned (3)
                                                 Oakwood, Georgia                     206,000      Owned
                                                 Greenville, Kentucky                  56,000      Owned (3)
                                                 Waggaman, Louisiana                  226,200      Owned
                                                 Columbus, Mississippi                 45,000      Owned
                                                 Greensboro, North Carolina           115,000      Owned (1)
                                                 Wilmington, North Carolina           178,000      Leased
                                                 Wilmington, North Carolina            45,000      Leased
                                                 Wilmington, North Carolina             6,000      Leased (2)
Southwest Plates and Shapes ...................  Hayward, California                   64,000      Leased (3)
                                                 Shreveport, Louisiana                 69,000      Leased
                                                 Houston, Texas                       263,500      Owned
                                                 San Antonio, Texas                    89,000      Owned
Specialty Plates and Shapes ...................  Orlando, Florida                      23,000      Leased (2)

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

                                                                                      SQUARE       OWNED/
                                                            LOCATION                  FOOTAGE      LEASED
                                                 -------------------------------    ---------    ------------
PLATES AND SHAPES GROUP (CONT.):
Specialty Plates and Shapes ...................  Broadview, Illinois                   61,000      Leased (2)
                                                 Hazel Park, Michigan                  73,000      Owned (2)
                                                 Grand Rapids, Michigan                12,000      Leased (2)
                                                 St. Louis, Missouri                   18,000      Leased (2)
                                                 Newark, New Jersey                    41,000      Leased (2)
                                                 Greensboro, North Carolina            62,000      Leased (2)
                                                 Salisbury, North Carolina             24,000      Leased (2)
                                                 Cleveland, Ohio                       12,000      Leased (2)
                                                 Dayton, Ohio                          21,000      Owned (2)
i-Solutions ...................................  Whittier, California                  42,000      Leased
                                                 Fort Lauderdale, Florida               9,000      Leased (2)
                                                 Ft. Washington, Pennsylvania           4,260      Leased
Metals Aerospace International ................  Santa Monica, California              50,000      Leased (2)

FLAT ROLLED GROUP:
Carbon Flat Rolled ............................  Granite City, Illinois               300,000      Leased (3)
                                                 Madison, Illinois                    150,000      Owned (3)
                                                 Jeffersonville, Indiana               90,000      Owned (1)
                                                 Walker, Michigan                      50,000      Owned
                                                 Randleman, North Carolina            110,000      Owned (1)
                                                 Springfield, Ohio                     96,000      Owned
                                                 Wooster, Ohio                        140,000      Owned (1)
                                                 Chattanooga, Tennessee                60,000      Owned
                                                 Houston, Texas                       207,000      Owned (3)
Contract Manufacturing ........................  High Point, North Carolina            45,000      Leased (3)
                                                 Milwaukee, Wisconsin                  37,000      Leased (3)
Specialty Flat Rolled .........................  New Hope, Minnesota                   19,000      Leased
                                                 Germantown, Wisconsin                 90,000      Owned
                                                 Horicon, Wisconsin                   103,000      Leased (1)
                                                 Wichita, Kansas                       24,000      Leased
                                                 Liberty, Missouri                     84,000      Leased
                                                 Mokena, Illinois                      21,000      Leased
                                                 Northbrook, Illinois                 187,000      Owned
                                                 Brooklyn Center, Minnesota            19,000      Leased
                                                 Boise, Idaho                          26,000      Leased
                                                 Billings, Montana                     10,000      Leased
                                                 Eugene, Oregon                        33,000      Owned
                                                 Portland, Oregon                     111,000      Leased
                                                 Seattle, Washington                   80,000      Owned
                                                 Spokane, Washington                   49,000      Owned

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

                                                                                      SQUARE       OWNED/
                                                            LOCATION                  FOOTAGE      LEASED
                                                 -------------------------------    ---------    -----------
BUILDING PRODUCTS GROUP .......................  Phoenix, Arizona                     111,000      Leased
                                                 Brea, California                      46,000      Leased
                                                 Buena Park, California                73,000      Leased
                                                 Corona, California                    38,000      Leased
                                                 Hayward, California                   24,000      Leased
                                                 Ontario, California                   18,000      Leased
                                                 Rancho Cordova, California            24,000      Leased
                                                 Groveland, Florida                   250,000      Leased
                                                 Leesburg, Florida                     14,000      Leased
                                                 Leesburg, Florida                     61,000      Leased
                                                 Pensacola, Florida                    48,000      Leased
                                                 Stone Mountain, Georgia               60,000      Leased
                                                 Kansas City, Missouri                 58,000      Leased
                                                 Las Vegas, Nevada                     42,000      Leased
                                                 Las Vegas, Nevada                     39,000      Leased
                                                 Irmo, South Carolina                  38,000      Leased
                                                 Houston, Texas                       165,000      Owned
                                                 Houston, Texas                       220,000      Leased
                                                 Houston, Texas                       142,000      Owned
                                                 Mesquite, Texas                      200,000      Leased
                                                 Pacific, Washington                   39,000      Leased

-------------------------------------------------------------------------------------------------------------

(1) These facilities are subject to liens with respect to certain Industrial Revenue Bonds ("IRBs"). All of the remaining owned facilities are pledged as collateral for our DIP Financing.

(2)  These facilities were held for sale as of December 31, 2001.

(3)  These additional facilities were held for sale as of April 5, 2002.

     In addition to the service center facilities listed above, our Building Products Group also operates forty-one (41) sales and distribution centers throughout the western, southwestern and southeastern U.S. These facilities, which are all leased, generally range in size from 5,000 square feet to 20,000 square feet. Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years.

     During 2001, we decided to sell certain non-core assets in an effort to provide additional liquidity and close or consolidate certain facilities and assets. During the year, we closed or consolidated eight (8) facilities in the Plates and Shapes Group, three (3) facilities in the Flat Rolled Group and one
(1) facility in the Building Products Group. Since December 31, 2001, we have sold, closed or consolidated eleven (11) facilities in the Plates and Shapes Group. We anticipate additional facilities will be sold, closed or

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

consolidated into existing operations in the future. We plan to file our reorganization plan outlining these activities during 2002.

ITEM 3.  LEGAL PROCEEDINGS

     THIS SECTION CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS.

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11. We continue to operate our business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. We have obtained $350 million in DIP Financing to continue to operate our business. In this proceeding, we intend to propose and seek confirmation of a plan of reorganization. We anticipate that we will finalize and submit a plan of reorganization to the Bankruptcy Court during 2002.

     Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors are required to submit proofs of claim. The Bankruptcy Court has set July 8, 2002 as the date for which all claims are required to be submitted. We believe that all of these claims have been properly recorded in the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data." However, ultimate resolution of these liabilities is not presently determinable.

     We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. In addition, unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed. For additional information on our Bankruptcy proceedings see Item 1. "Business -- Recent Developments" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview - Chapter 11 Proceedings".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock traded under the symbol MUI on the New York Stock Exchange from July 11, 1997 through November 14, 2001. Trading was suspended as a result of the Chapter 11 Filing on November 14, 2001. Since November 20, 2001 our Common Stock has traded under the symbol MUIN.OB in the Over the Counter ("OTC")
- Bulletin Board market. The following table sets forth the high and low sale prices for our Common Stock as reported by the New York Stock Exchange or by the OTC - Bulletin Board, as applicable for each calendar quarter during the periods indicated. OTC market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                      HIGH        LOW
                                                                                      ----        ---
      1999:
            January 1, 1999 to March 31, 1999 ..................................    $ 10.50      $ 8.00
            April 1, 1999 to June 30, 1999 .....................................    $ 13.50      $ 8.13
            July 1, 1999 to September 30, 1999 .................................    $ 13.00      $ 9.00
            October 1, 1999 to December 31, 1999 ...............................    $ 10.13      $ 7.44
      2000:
            January 1, 2000 to March 31, 2000 ..................................    $  9.75      $ 6.45
            April 1, 2000 to June 30, 2000 .....................................    $  6.97      $ 4.06
            July 1, 2000 to September 30, 2000 .................................    $  5.17      $ 2.91
            October 1, 2000 to December 31, 2000 ...............................    $  3.38      $ 1.92
      2001:
            January 1, 2001 to March 31, 2001 ..................................    $  3.84      $ 2.62
            April 1, 2001 to June 30, 2001 .....................................    $  3.14      $ 2.10
            July 1, 2001 to September 30, 2001 .................................    $  2.49      $ 1.29
            October 1, 2001 to December 31, 2001 ...............................    $  1.50      $ 0.05
      2002:
            January 1, 2002 to March 28, 2002 ..................................    $  0.45      $ 0.06

     We believe there are approximately 1,600 stockholders of record of our Common Stock as of December 31, 2001.

     Since we are operating under the protection of the Bankruptcy Court, there will not be any dividends paid to holders of our Common Stock for the foreseeable future. The last dividend of $0.03 per share was declared on March 28, 2001 and paid April 17, 2001 to stockholders of record on April 6, 2001. During the fiscal year ended December 31, 2000, we declared four quarterly dividends of $0.03 per share. Three of these quarterly dividends were paid during 2000. The fourth quarterly dividend was declared on November 13, 2000 and was paid on January 11, 2001.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated financial information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements and the related Notes thereto included in Item 8. "Financial Statements and Supplementary Data." The consolidated financial information for the fiscal years ended 1997 through 2001 reflects the historical consolidated financial statements of Metals USA, restated for the effects of the business combinations which were accounted for as "poolings-of-interests," and the remaining acquired companies from their respective acquisition dates. In addition, the consolidated financial statements for 2001 are prepared in accordance with the AICPA's Statement of Position 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE.

                                                                 FISCAL YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                       2001        2000        1999        1998      1997
                                                    ---------   ---------   ---------   ---------   -------
STATEMENTS OF OPERATIONS DATA:                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales ......................................... $ 1,562.0   $ 2,021.6   $ 1,745.4   $ 1,498.8   $ 537.6
Cost of sales .....................................   1,205.7     1,551.2     1,289.3     1,135.1     414.9
                                                    ---------   ---------   ---------   ---------   -------
   Gross profit ...................................     356.3       470.4       456.1       363.7     122.7
Operating expenses ................................     363.9       399.0       340.1       266.9     100.4
Integration and asset impairments .................     384.1           -         9.4           -         -
                                                    ---------   ---------   ---------   ---------   -------
   Operating income (loss) ........................    (391.7)       71.4       106.6        96.8      22.3
Interest, other and reorganization expenses .......      67.9        48.9        39.3        29.3       4.5
                                                    ---------   ---------   ---------   ---------   -------
   Net income (loss) before taxes .................    (459.6)       22.5        67.3       67.5       17.8
Provision (benefit) for income taxes ..............     (52.3)       10.8        27.5       27.5       10.3
                                                    ---------   ---------   ---------   ---------   -------
   Net income (loss) before extraordinary item ....    (407.3)       11.7        39.8        40.0       7.5
Extraordinary charge ..............................       1.8           -           -           -         -
                                                    ---------   ---------   ---------   ---------   -------
   Net income  (loss) ............................. $  (409.1)  $    11.7   $    39.8   $    40.0   $   7.5
                                                    =========   =========   =========   =========   =======
Earnings (loss) per share:
   Earnings (loss) per share-basic ................ $  (11.21)  $     .32   $    1.04   $    1.09   $   .33
   Earnings (loss) per share-assuming dilution .... $  (11.21)  $     .32   $    1.04   $    1.09   $   .33
Number of common shares used in the per share
     calculations:
   Earnings (loss) per share-basic ................      36.5        36.8        38.1        36.7      22.5
   Earnings (loss) per share-assuming dilution ....      36.5        37.0        38.4        37.3      22.9

                                                                         YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                      2001        2000        1999        1998       1997
                                                    ---------   ---------   ---------   ---------   -------
BALANCE SHEET DATA:                                                           (IN MILLIONS)

Working capital (1)................................ $   175.5   $   344.8   $   305.4   $   414.3   $ 191.5
Total assets ......................................     689.9     1,104.8     1,049.3     1,026.4     479.1
Long-term debt, less current portion (2) ..........        --       489.9       434.7       502.6     167.1
Stockholders' equity (deficit) ....................     (35.1)      375.1       379.4       341.6     226.5
Dividends declared (3) ............................       1.1         4.5          --          --        --

----------

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

(1) Includes all pre-petition current liabilities that are not subject to compromise. Including noncurrent pre-petition liabilities subject to compromise of $364.0 million, our working capital would be a deficit of $188.5 million as of December 31, 2001.
(2) Because of the Chapter 11 Filing, $301.9 million of long-term debt was reclassified as a current pre-petition liability not subject to compromise and $200.0 million was reclassified as a noncurrent pre-petition liability subject to compromise.
(3) We declared four (4) quarterly dividends of $0.03 per share during the year ended December 31, 2000 and one (1) dividend of $0.03 per share during the first quarter of 2001. No subsequent dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     THIS SECTION CONTAINS STATEMENTS THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS. READERS SHOULD REFER TO "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS" FOR RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

     The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and our Consolidated Financial Statements and related Notes thereto in Item 8. "Financial Statements and Supplementary Data." Important factors that could cause actual results to differ are discussed below under "Factors Which May Affect Future Operating Results."

CRITICAL ACCOUNTING POLICIES

     In response to the Securities and Exchange Commission's Release No.33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation, primarily relating to the segment disclosure.

     The consolidated financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the Bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     CONCENTRATION OF CREDIT RISK -- Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Certain of our subsidiaries use the last-in, first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. As of December 31, 2001 and 2000, approximately 16.1% and 12.9%, respectively, of the consolidated inventories were accounted for using the LIFO method of accounting.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

     GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and was being amortized over a forty-year life using the straight-line method.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are comprised principally of property and equipment and goodwill. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

     Due to the recent recession in the U.S. and the Chapter 11 Filing, the current economic conditions indicated that a significant portion of our long-lived assets were impaired. At December 31, 2001, we estimated the fair value of our goodwill and property and equipment based on each operating unit's expected undiscounted future cash flows. These estimates were calculated from current economic and operating conditions projected throughout 2002 and future periods. We believe these estimates are appropriate in light of the current over-capacity of global steel production. The recently enacted tariffs are for a limited time and, accordingly, were given minimal impact in the foregoing projections. These projections indicated that the carrying amounts for goodwill and property and equipment were not recoverable. Therefore, all remaining goodwill was written off. We obtained an independent appraisal for our property and equipment and believe this appraisal represents the fair value of these assets as of December 31, 2001. As a result, our property and equipment balances were written down to the appraised value if such value was lower than the net book value of such assets as of December 31,

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

2001. Additionally, during the fourth quarter of 2001, in an attempt to avoid the necessity of a bankruptcy filing, we engaged a broker to assist us in the sale of a particular business unit. It became evident the expected net proceeds from the sale of these assets would be insufficient to enable us to recover our investment in the goodwill attributable to this business unit. As a result, we wrote off the goodwill associated with this business unit at that time. We were unable to complete the sale of this business unit prior to the Chapter 11 Filing and we instructed the broker to discontinue the sales effort.

     REVENUE RECOGNITION -- We recognize revenues as products are shipped.

     REORGANIZATION EXPENSES. Reorganization expenses include all costs and expenses directly attributable to the Chapter 11 Filing.

     INCOME TAXES -- We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), ACCOUNTING FOR INCOME TAXEs. Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

OVERVIEW

     Our net sales are derived from the processing and distribution of steel, aluminum and other specialty metals and the use of processed metals to manufacture high-value end-use products. Most of the metal we sell is processed in some form. We process various metals to specified thickness, length, width, shape and surface quality pursuant to specific customer orders. In addition, we manufacture finished building products for commercial and residential applications and machine certain specialty metals. See Item 1. "Business" for further discussion of our organization and business plan.

     CHAPTER 11 PROCEEDINGS

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S Bankruptcy Court, Southern District of Texas, Houston Division and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession under Section 1107 and 1108 of the Bankruptcy Code, we remain in possession of our properties and assets, and our management continues to operate our businesses. We are authorized to manage our properties and operate our businesses, but we may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

     Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry wide recession caused by pricing pressure from foreign imports and recent decline in the manufacturing sector of the U.S. economy and (2) the inability to obtain additional liquidity from our primary lending sources. During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of cheap foreign imports. During 2001, the U.S economy in general and the manufacturing sector in

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

particular moved into a recession that was further exacerbated by the terrorist attack on September 11, 2001. Due to these deteriorating economic conditions, we have incurred significant operating losses during the past several quarterly reporting periods. We expect these losses to continue through at least the first half of 2002. These losses have called into question the recoverability of our long-lived assets.

     The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will permit us to preserve cash and restructure our debt. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, we may assume favorable pre-petition contracts and leases, reject unfavorable contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is our primary objective. We expect to propose a plan of reorganization to the Bankruptcy Court during 2002. When filed, a plan of reorganization will set forth the means for treating claims, including liabilities subject to compromise. A plan of reorganization may result in, among other things, significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     At this time, it is not possible to predict the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on our businesses or on the interests of the various creditors and security holders. As a result of the Chapter 11 Filing, most liabilities we incurred prior to the filing date, including certain debt, are subject to compromise. However, the ultimate resolution of these liabilities is not presently determinable.

     Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of our assets is compared to the liabilities and claims against us. There can be no assurance as to what value, if any, will be ascribed to our Common Stock in the bankruptcy proceedings.

     On January 2, 2002, we obtained $350 million in DIP Financing to fund our operations while we reorganize. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. Additional borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. Borrowings under the DIP Financing are subject to customary funding conditions and secured by all of our assets. The DIP Financing is designed to give us the opportunity, during the reorganization process, to develop a new capital structure that will support us over the long-term, including during recurring cyclical downturns in the metals industry.

     The consolidated financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the Bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. As of December 31, 2001, a total of $310.3 million of secured borrowings and related interest outstanding under the Credit Facility, IRBs and capital leases and accrued liabilities approved by the Bankruptcy Court are not subject to compromise.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

All remaining unsecured liabilities arising before November 14, 2001, are subject to compromise. In addition, in accordance with the Bankruptcy Code, we discontinued accruing interest on the 8 5/8% Senior Subordinated Notes ("Subordinated Notes") as of the Chapter 11 Filing date as this debt is subject to compromise.

     The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Due to the uncertainty related to the bankruptcy proceedings, there can be no assurance that the current carrying values of our assets will be realized or that our liabilities will be settled for the amounts recorded. Substantially all liabilities outstanding as of the date of the Chapter 11 Filing are subject to resolution under a plan of reorganization to be voted upon by our creditors and shareholders and confirmed by the Bankruptcy Court. We have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by our accounting records. The Bankruptcy Court has set July 8, 2002 as the date by which creditors must file proofs of claims that arose prior to the Chapter 11 Filing. The claim amounts filed by the creditors could be different from the amounts actually recorded as of the balance sheet date.

RESULTS OF OPERATIONS

     The following financial information reflects our historical financial statements, and the acquired companies from their respective acquisition dates.

                                                               FISCAL YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               2001        %          2000         %         1999          %
                                            ---------   -------    ---------   ---------   ---------   --------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ................................. $ 1,562.0     100.0%   $ 2,021.6      100.0%   $ 1,745.4     100.0%
Cost of sales .............................   1,205.7      77.2%     1,551.2       76.7%     1,289.3      73.9%
                                            ---------   -------    ---------   --------    ---------   --------
    Gross profit ..........................     356.3      22.8%       470.4       23.3%       456.1      26.1%
Operating and delivery ....................     195.2      12.5%       222.2       11.0%       190.5      10.9%
Selling, general and administrative .......     142.5       9.1%       150.8        7.5%       128.4       7.4%
Depreciation and amortization .............      26.2       1.7%        26.0        1.3%        21.2       1.2%
Integration charge (credit)................      (2.1)      (.1)%         --         --          9.4        .5%
Asset impairments..........................     386.2      24.7%          --         --           --        --
                                            ---------   -------    ---------    -------     --------   --------
    Operating income (loss)................    (391.7)    (25.1)%       71.4        3.5%       106.6       6.1%
Interest and other expenses, net ..........      48.5       3.1%        48.9        2.4%        39.3       2.2%
Reorganization expenses....................      19.4       1.2%          --         --           --        --
                                            ---------   -------    ---------    -------     --------   --------
    Income (loss) before income taxes ..... $  (459.6)    (29.4)%  $    22.5        1.1%   $    67.3       3.9%
                                            =========   =======    =========    =======    =========   ========

     RESULTS FOR 2001 COMPARED TO 2000

     NET SALES. Net sales decreased $459.6 million, or 22.7%, from $2,021.6 million in 2000 to $1,562.0 million in 2001. The decrease in net sales was due to a significant decline in the manufacturing sector of the U.S. economy. Material shipments for steel products decreased 20.2% and average realized prices decreased by 3.2% in 2001 compared to 2000. See "--Segment Results" for additional information.

     COST OF SALES. Cost of sales decreased $345.5 million, or 22.3%, from $1,551.2 million in 2000 to $1,205.7 million in 2001. The decrease in cost of sales was principally due to the decrease in sales caused

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

by the decline in the U.S. economy described above. As a percentage of net sales, cost of sales increased from 76.7% in 2000 to 77.2% in 2001.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $27.0 million, or 12.2%, from $222.2 million in 2000 to $195.2 million in 2001. As a percentage of net sales, operating and delivery expenses increased from 11.0% in 2000 to 12.5% in 2001. The increase as a percentage of net sales was due to inherent fixed costs and the inability to reduce costs as quickly as the sales decline.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $8.3 million, or 5.5%, from $150.8 million in 2000 to $142.5 million in 2001. This decrease in selling, general and administrative expenses was primarily attributable to overhead reductions resulting from the declining economy and savings realized from the integration plan. As a percentage of net sales, selling, general and administrative expenses increased from 7.5% in 2000 to 9.1% in 2001. The increase as a percentage of net sales was due to inherent fixed costs and the inability to reduce costs as quickly as the sales decline.

     ASSET IMPAIRMENTS. Asset impairment charges of $386.2 million were recorded in 2001 as compared to none in 2000. As a result of the decline in the U.S. economy and subsequent bankruptcy, we determined that our ability to recover our investment in a significant portion of our long-lived assets (goodwill, property and equipment) was doubtful. Of the total impairment charges, $288.7 million related to goodwill, $87.3 million related to property and equipment and $ 10.2 million related to future reserves for personnel and facility costs associated with the disposition of certain properties.

     OPERATING INCOME (LOSS). Operating income decreased $463.1 million, from $71.4 million in income in 2000 to a $391.7 million loss in 2001. Exclusive of the asset impairment and integration credit in 2001, operating income (loss) decreased by $79.0 million, or 110.6%, from $71.4 million in income to a $7.6 million loss. The decrease in operating income (loss) was primarily attributable to the declining economy discussed above. The decline in revenues resulted in increases in all operating expenses as a percentage of net sales. Operating income (loss) as a percentage of net sales, decreased from 3.5% in 2000 to (25.1)% in 2001. Exclusive of the asset impairment and integration credit, operating income (loss) as a percentage of net sales would have been (0.5)% in 2001.

     INTEREST AND OTHER EXPENSES, NET. Interest and other expenses, net decreased $0.4 million, or 0.8%, from $48.9 million in 2000 to $48.5 million in 2001. The decrease was due to lower interest rates on our Credit Facility and decreased interest on the Senior Subordinated Notes due to discontinuance of recording such interest as a result of the Chapter 11 Filing. The decrease in interest costs was partially offset by an increase in the amortization of debt issuance costs. Interest costs decreased by $3.8 million. Other expenses increased by $3.4 million. Other expenses in 2001 primarily consisted of a $1.8 million writeoff of a note receivable versus other income of $1.6 million in 2000, which primarily consisted of a $1.2 million gain from an insurance settlement. See "Liquidity and Capital Resources - Financing Activities."

     REORGANIZATION EXPENSES. Reorganization expenses associated with the Chapter 11 Filing in the amount of $19.4 were incurred in 2001. These expenses included $6.2 million associated with the termination of the interest rate swap agreements, $9.9 million associated with the write off of debt

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

issuance costs incurred on the Credit Facility and Subordinated Notes and $3.3 million of professional fees.

     PROVISION (BENEFIT) FOR INCOME TAXES. Our provision (benefit) for income taxes decreased from an expense of $10.8 million in 2000 to a benefit of $53.4 million in 2001. This decrease is attributable to the losses incurred from operations. We expect to file our federal tax return for 2001 in the near future and receive approximately $18.0 million in refunds related to carryback of current year tax losses to previous years taxable income.

     RESULTS FOR 2000 COMPARED TO 1999

     NET SALES. Net sales increased $276.2 million, or 15.8%, from $1,745.4 million in 1999 to $2,021.6 million in 2000. The increase in net sales was due to the full year effect of the 1999 acquisitions in 2000, together with unit volume growth in the other subsidiaries. Material shipments for steel products increased 14.1% and average realized prices increased by about 1.7% in 2000 compared to 1999. The full year effect of the 1999 acquisitions accounted for the substantial portion of the increase in material shipments. See "-- Segment Results" for additional information.

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

     INTEREST AND OTHER EXPENSES, NET. Interest and other expenses, net increased $9.6 million, or 24.4%, from $39.3 million in 1999 to $48.9 million in 2000. The increase was due to increased levels of borrowings as well as increased interest rates. The credit facility accounted for $7.6 million of the increase and the accounts receivable securitization facility accounted for $2.3 million.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     PROVISION FOR INCOME TAXES. Our provision for income taxes differs from the federal statutory rate principally due to state income taxes (net of federal income tax benefit) and the non-deductibility of the amortization of goodwill attributable to certain acquisitions

SEGMENT RESULTS

                                                         FISCAL YEARS ENDED DECEMBER 31,
                            ------------------------------------------------------------------------------------------
                                                  OPERATING             OPERATING
                               NET                COSTS AND               INCOME                CAPITAL      SHIPMENTS
                              SALES        %      EXPENSES       %        (LOSS)       %      EXPENDITURES      (1)
                            ---------    ------   ---------   -------   ---------   -------   ------------   ---------
2001:                                                   (IN MILLIONS, EXCEPT PERCENTAGES)
Plates and Shapes ......... $   722.4     46.2%   $   722.5     37.0%   $    (0.1)     0.0%   $        5.5       1,185
Flat Rolled ...............     719.8     46.1%       709.5     36.3%        10.3     (2.6)%           6.7       1,138
Building Products .........     150.7      9.7%       145.3      7.4%         5.4     (1.4)%           3.3           -
Corporate and other .......     (30.9)    (2.0)%      376.4     19.3%      (407.3)   104.0%            0.8         (74)
                            ---------    -----    ---------   ------    ---------   ------    ------------   ---------
   Total .................. $ 1,562.0    100.0%   $ 1,953.7    100.0%   $  (391.7)   100.0%   $       16.3       2,249
                            =========    =====    =========   ======    =========   ======    ============   =========
2000:
Plates and Shapes ......... $   965.1     47.7%   $   916.0     47.0%   $    49.1     68.8%   $       15.9       1,469
Flat Rolled ...............     937.3     46.4%       910.3     46.7%        27.0     37.8%           12.7       1,445
Building Products .........     170.2      8.4%       160.2      8.2%        10.0     14.0%            6.3           -
Corporate and other .......     (51.0)    (2.5)%      (36.3)    (1.9)%      (14.7)   (20.6)%           2.4         (95)
                            ---------    -----    ---------   ------    ---------   ------    ------------   ---------
   Total .................. $ 2,021.6    100.0%   $ 1,950.2    100.0%   $    71.4    100.0%   $       37.3       2,819
                            =========    =====    =========   ======    =========   ======    ============   =========
1999:
Plates and Shapes ......... $   861.2     49.3%   $   802.2     49.0%   $    59.0     55.3%   $       17.5       1,321
Flat Rolled ...............     794.0     45.5%       746.0     45.5%        48.0     45.0%           14.2       1,267
Building Products .........     126.7      7.3%       116.4      7.1%        10.3      9.7%            2.6           -
Corporate and other .......     (36.5)    (2.1)%      (25.8)    (1.6)%      (10.7)   (10.0)%            .9         (73)
                            ---------    -----    ---------   ------    ---------   ------    ------------   ---------
Total ..................... $ 1,745.4    100.0%   $ 1,638.8    100.0%   $   106.6    100.0%   $       35.2       2,515
                            =========    =====    =========   ======    =========   ======    ============   =========

(1) Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group

     SEGMENT RESULTS -- 2001 COMPARED TO 2000

     PLATES AND SHAPES. Net sales decreased $242.7 million, or 25.1%, from $965.1 million in 2000 to $722.4 million in 2001. The decrease in net sales is due to unit volume decline. Material shipments decreased 19.3% in 2001 compared to 2000. Average realized sales prices declined by 7.2% in 2001 as compared to 2000. Operating costs and expenses decreased $193.5 million, or 21.1%, from $916.0 million in 2000 to $722.5 million in 2001. Operating costs and expenses as a percentage of net sales increased from 94.9% in 2000 to 100.0% in 2001 primarily due to the decline in net sales. On a unit volume basis, operating costs per ton declined 2.2% primarily due to closing higher cost facilities. Operating income decreased by $49.2 million, or 100.2%, from $49.1 million in 2000 to a loss of $0.1 million in 2001. Operating income as a percentage of net sales decreased from 5.1% in 2000 to 0.0% in 2001, primarily due to lower shipments and lower average realized sales prices.

     FLAT ROLLED. Net sales decreased $217.5 million, or 23.2%, from $937.3 million in 2000 to $719.8 million in 2001. The decrease in net sales is principally due to unit volume decline. Material shipments decreased 21.2% in 2001 compared to 2000. Average realized sales prices declined by 2.5% in 2001 as

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

compared to 2000. Operating costs and expenses decreased $200.8 million, or 22.1%, from $910.3 million in 2000 to $709.5 million in 2001. Operating costs and expenses as a percentage of net sales increased from 97.1% in 2000 to 98.6% in 2001 as a result of the decline in net sales. On a unit volume basis, operating costs and expenses declined by 1.0% primarily due to reduced number of personnel. Operating income decreased by $16.7 million, or 61.9%, from $27.0 million in 2000 to $10.3 million in 2001. Operating income as a percentage of net sales decreased from 2.9% in 2000 to 1.4% in 2001, primarily due to lower shipments and lower average realized sales prices.

     BUILDING PRODUCTS. Net sales decreased $19.5 million, or 11.5%, from $170.2 million in 2000 to $150.7 million in 2001. The decrease in net sales is attributable to the decreased demand for the Company's manufactured products. Operating costs and expenses decreased $14.9 million, or 9.3%, from $160.2 million in 2000 to $145.3 million in 2001. Operating costs and expenses as a percentage of net sales increased from 94.1% in 2000 to 96.4% in 2001. This percentage increase was due to spreading fixed operating costs over a lower volume of net sales. Operating income decreased by $4.6 million, or 46.0%, from $10.0 million in 2000 to $5.4 million in 2001. This decrease was principally due to the decline in net sales. Operating income as a percentage of net sales decreased from 5.9% in 2000 to 3.6% in 2001.

     CORPORATE AND OTHER. This category reflects certain administrative costs, asset impairments and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Operating loss increased by $392.6 million from $14.7 million in 2000 to $407.3 million in 2001. This increase was principally due to asset impairments of $386.2 million, which included $288.7 million related to goodwill, $87.3 million related to property and equipment and $10.2 million related to future reserves for personnel and facility costs associated with the disposition of operations held for sale. The goodwill impairment charge by segment included $176.9 million for Plates and Shapes, $54.0 million for Flat Rolled and $57.8 million for Building Products. The property and equipment impairment charge by segment included $34.8 million for Plates and Shapes and $52.5 million for Flat Rolled.

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

     FLAT ROLLED. Net sales increased $143.3 million, or 18.0%, from $794.0 million in 1999 to $937.3 million in 2000. The increase in net sales is principally due to the full year effect of the 2000 acquisitions in 1999. Material shipments increased 14.1% in 2000 compared to 1999, while average realized prices for steel products increased approximately 3.5% during the same period. Operating costs and expenses

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

increased $164.3 million, or 22.0%, from $746.0 million in 1999 to $910.3 million in 2000. Operating costs and expenses as a percentage of net sales increased from 94.0% in 1999 to 97.1% in 2000 as a result of higher costs of raw materials. Operating income decreased by $21.0 million, or 43.8%, from $48.0 million in 1999 to $27.0 million in 2000. Operating income as a percentage of net sales decreased from 6.0% in 1999 to 2.9% in 2000, primarily due to higher costs of raw materials.

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

LIQUIDITY AND CAPITAL RESOURCES

     The protection afforded us during the period we are in bankruptcy has a direct impact on our cash flows. The effect of this protection has been an improvement in our cash position subsequent to the Chapter 11 Filing. We are not permitted to pay any pre-petition liabilities without approval of the Bankruptcy Court, including interest on the $200.0 million of Subordinated Notes representing pre-petition debt that is subject to compromise and approximately $160.0 million of accounts payable and accrued liabilities. Additionally, we have obtained $350 million in DIP Financing to fund operations while we reorganize. Further, we have sold certain assets and recently announced additional divestitures that are intended to improve our liquidity and reduce bank indebtedness. The negative effect of these asset sales is the reduction in future revenues and a corresponding reduction in future cash flows. We have incurred significant operating losses during the past several quarterly reporting periods and expect these losses to continue through at least the first half of 2002. A further economic downturn would negatively affect our future cash flows generating losses greater than those currently expected. These events coupled with the failure to execute the asset divestitures described herein could cause future financial performance to fall below the levels required by the DIP Financing covenants.

     Free cash flow is defined as cash provided by operating activities less customary capital expenditures plus proceeds from asset sales. If free cash flow is positive, funds would be available to invest in significant operating initiatives or reduce outstanding debt. If free cash flow is negative, we will have to raise capital from the sale of assets or incur additional debt to fund the outflow of cash.

     For the year ended December 31, 2001 we had free cash flow of $74.0 million, an increase of $108.2 million as compared to negative free cash flow of $34.2 million in 2000. Free cash flow in 2001 consisted

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

primarily of cash flow from 2001 operations of $45.1 million plus a $138.2 million reduction in inventories, partially offset by $9.3 million of net purchases of property, equipment and other assets and the repurchase of securitized receivables of $100.0 million.

     Net cash used in financing activities was $2.6 million for 2001 and consisted primarily of repayments of borrowings on credit facilities and long-term debt, payment of dividends and financing costs incurred on the Credit Facility. Net cash provided by financing activities was $33.3 million for 2000 and consisted primarily of additional borrowings on our credit facilities, partially offset by the purchase of treasury stock. See "--Financing Activities."

     At December 31, 2001, we had cash of $75.2 million and working capital of $175.5 million, excluding $364.0 million of pre-petition liabilities that are subject to compromise. At December 31, 2000, we had cash of $3.8 million, working capital of $344.8 million and total debt of $493.0 million. The decrease in working capital at December 31, 2001 compared to December 31, 2000 is primarily attributable to a decrease in our inventories. The higher cash balance at December 31, 2001 compared to December 31, 2000 was primarily due to the lack of bank financing during the period from November 14, 2001 to December 31, 2001 as the Company was operating under a temporary cash collateral order from the Bankruptcy Court.

     On April 5, 2002, we announced planned divestitures of eleven (11) additional business units that will result in a significant downsizing of our Company. We anticipate selling these assets to raise proceeds that will be utilized to reduce our indebtedness and improve our liquidity. These divestitures are a part of our reorganization plan that is currently being developed for the Bankruptcy Court. These divestitures, along with previously announced divestitures, had a carrying value at December 31, 2001 of approximately $146.0 million and are expected to generate proceeds of approximately $100 to $120 million, which would result in an additional impairment in the second quarter of 2002. The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Because the decision to dispose of the additional eleven (11) business units was made subsequent to year-end, the assets were not classified as "assets-held-for-sale" on the December 31, 2001 balance sheet. Refer to Item
2. "Properties" for further disclosure of the properties to be disposed of as a result of these divestitures.

     INVESTING ACTIVITIES

     During 2001, we repurchased $100.0 million of securitized receivables and purchased $16.3 million of property and equipment. During 2000, we purchased $37.3 million of property and equipment and had one acquisition, the assets of a flat-rolled processing operation in Chattanooga, Tennessee. The aggregate consideration paid for this acquisition was $7.8 million in cash. Capital expenditures for equipment and expansion of facilities are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from our credit facilities or other sources of financing.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     FINANCING ACTIVITIES

     POST-PETITION FINANCING ACTIVITIES. On January 2, 2002, we executed our DIP Financing with Bank of America N.A. ("Bank of America") and PNC Bank N.A. ("PNC Bank") for $350 million. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. The facility is composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bears interest at the bank's prime rate plus an applicable margin of 2%, has an eighteen (18) month term with two three (3) month extensions and is collateralized by all of our accounts receivable, inventory, equipment and real estate. The lending formula is 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there are two sublimit loans in the amount of $31 million on equipment and $30 million on real estate. The $31 million equipment loan is amortized at $.5 million per month with an additional $13.0 million due on June 30, 2002 and $7.0 million on December 31, 2002, such amounts coinciding with anticipated divestitures. Once retired, we may not borrow against these lines of credit. A commitment fee is payable on any unused portion of the DIP Financing. A letter of credit fee is payable for each letter of credit or credit support provided by the lenders. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. As of March 15, 2002, the balance outstanding under the DIP Financing was $242.2 million. Liquidity, defined as cash on hand of $18.5 million plus availability under the DIP Financing of $32.3 million, was $50.8 million as of March 15, 2002.

     Key covenants of the DIP Financing include maintenance of a fixed charge coverage ratio of 0.50 to 1.0 through April 30, 2002, 0.75 to 1.0 as of May 31, 2002 and 1.0 to 1.0 at June 30, 2002 and thereafter, and the maintenance of minimum average availability of $5.0 million through May 31, 2002, $10.0 million at June 30, 2002, $15.0 million through February 28, 2003 and $20.0 million from March 31, 2003 through maturity. Other covenants include limitations on capital expenditures, lease obligations and sales of assets.

     As a part of the reorganization plan, we plan to sell assets and close certain facilities. These actions along with continued weakness in the U.S. economy may cause our financial performance to fail to meet the covenants required by the DIP Financing. Accordingly, we may be required to revise the terms of the DIP Financing or obtain waivers regarding default on any covenants or provisions of the agreement.

     PRE-PETITION FINANCING ACTIVITIES. On March 12, 2001, we entered into an asset-based credit facility (the "Credit Facility") with Bank of America and PNC Bank. The Credit Facility was for a period of three years, representing $450 million in financing, and replaced our previous credit facilities that consisted of a $300 million revolving credit facility and a $100 million accounts receivable securitization facility. The Credit Facility was comprised of two separate loans, a revolving credit facility providing up to $350 million in borrowings and a $100 million loan to a wholly-owned and unrestricted subsidiary secured solely by accounts receivable. The Credit Facility was secured by all of our receivables (not otherwise pledged under the accounts receivable facility), inventories, and property and equipment. Borrowings under the Credit Facility were limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450 million in the aggregate. The indebtedness under the Credit Facility was repaid from borrowings under the DIP Financing.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     Concurrent with and subsequent to executing the Credit Facility, we entered into four (4) interest rate swap agreements designed as a partial hedge to our variable rate borrowings under the Credit Facility. The purpose of these swap agreements was to fix interest rates on a portion of our borrowings under the Credit Facility, thereby reducing exposure to interest rate fluctuations. On November 14, 2001, the date of the Chapter 11 Filing, the swap agreements were terminated and we recorded $6.2 million in reorganization expense associated with termination of these agreements.

     COMMITMENTS AND CONTINGENCIES

     We were not engaged in off-balance sheet arrangements through unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2001.

     We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of rather than purchasing facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. Furthermore, under the Bankruptcy Code, all of our unsecured debt obligations and operating lease obligations are subject to compromise and can be confirmed or rejected during the course of the proceedings. Our future contractual obligations include the following:

                                                       FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                         TOTAL     2002      2003     2004     2005     2006    BEYOND
                                         -----     ----      ----     ----     ----     ----    ------
                                                                   (IN MILLIONS)
Credit Facility ........................$ 278.2   $ 278.2   $    -   $    -   $    -   $    -   $    -

Letters of credit supporting IRBs ......$  17.1   $  17.1   $    -   $    -   $    -   $    -   $    -

Capital lease obligations ..............$   6.6   $   6.6   $    -   $    -   $    -   $    -   $    -

Other letters of credit ................$   9.6   $   9.6   $    -   $    -   $    -   $    -   $    -

Operating lease obligations ............$ 129.8   $  21.4   $ 18.5   $ 16.5   $ 14.3   $ 11.9   $ 47.2

     Future contractual obligations does not include the Subordinated Notes in the amount of $200.0 million. This debt obligation is subject to compromise and is classified as a noncurrent liability subject to compromise on our balance sheet as of December 31, 2001.

   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), ACCOUNTING FOR BUSINESS COMBINATIONS and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 141 was effective as of June 30, 2001. SFAS 142 is effective beginning January 1, 2002. Due to the impairments recorded as of December 31, 2001, we believe the adoption of SFAS 142 will not have a material impact on our financial position or results of operations.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial position or results of operations.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and are including this section in our Annual Report on Form 10-K in order to do so. Factors that could cause our actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

     UNCERTAINTIES RELATING TO OUR BANKRUPTCY PROCEEDINGS. Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. We have not yet submitted such a plan to the Bankruptcy Court for approval and cannot make any assurances that we will be able to obtain any such approval in a timely manner. Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. Furthermore, we cannot predict the ultimate amount of all settlement terms for our liabilities that will be subject to a plan of reorganization. Once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

     Other negative consequences that could arise as a result of the bankruptcy proceedings include:

     - making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

     - limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

     -   the incurrence of significant costs associated with the reorganization;

     - impacts on the availability of raw materials and payment terms from our suppliers;

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     - impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

     -   placing us at a competitive disadvantage compared to our competitors;

     -   limiting our ability to borrow additional funds; and

     -   employee attrition.

     SUBSTANTIAL DEBT OBLIGATIONS. We are currently in default under many of our pre-petition debt obligations. During the pendency of our bankruptcy proceedings, we may obtain post-petition debt financing only with the approval of the Bankruptcy Court and have already obtained approval for the DIP Financing discussed herein under "Financing Activities". Depending on the resolution of our bankruptcy proceedings, we could emerge from bankruptcy highly leveraged with substantial debt service obligations. Thus we would continue to be particularly susceptible to adverse changes in our industry, the economy and the financial markets. In addition, our ability to obtain additional debt financing after emergence may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may restrict our ability to service our debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.

     LIMITED LIQUIDITY. We are currently funding our liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions which are largely beyond our control. Our ability to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and our current financial condition and prospects. Accordingly, no assurances can be given that our existing sources of liquidity will be adequate to fund our liquidity needs throughout the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to us or adequate. Any liquidity shortages during the reorganization process would likely have a material adverse effect on our business and financial condition as well as our ability to successfully restructure and emerge from bankruptcy.

     ECONOMIC DOWNTURN. Our industry has been impacted by decreasing volumes and declining prices starting in 2000 and continuing through early 2002, due to softening demand from customers in the cyclical downturn in the U.S. economy. If weakness in product demand continues and volumes and pricing remain low, reduced sales could continue to materially adversely affect operating results.

     POSSIBLE IMPACT ON VARYING METALS PRICES. The principal raw materials used by us are steel, aluminum and various specialty metals. The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, adversely affect our net sales, operating margin and net income. Our service centers maintain substantial inventories of metal to

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price purchase contracts. During periods of rising raw materials pricing, there can be no assurance we will be able to pass any portion of such increases on to customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, lower margins. Changing metal prices could adversely affect our operating margin and net income.

     FLUCTUATIONS IN DEMAND. Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control. No assurance can be given that we will be able to increase or maintain our level of sales in periods of economic stagnation or downturn.

     COMPETITION. We are engaged in a highly-fragmented and competitive industry. We compete with a large number of other value-added metals processors/service centers on a regional and local basis, some of which may have greater financial resources than us. We also compete to a lesser extent with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Increased competition could have a material adverse effect on our net sales and profitability.

     ENVIRONMENTAL REGULATION. Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites listed on the CERCLA National Priority List. We have a number of leased properties located in or near industrial or light industrial use areas; and accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, there can be no assurance that we will not be notified of such claims with respect to our existing leased or owned properties in the future.

     Although no environmental claims have been made against the Company and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage. We have obtained limited indemnities from the former stockholders of the acquired companies whose facilities are located at or near contaminated sites. The limited indemnities are subject to certain deductible amounts, however, and there can be no assurance that these limited indemnities will fully protect us.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

     UNCERTAINTIES RELATED TO THE INTEGRATION OF OUR ACQUISITIONS. Our success depends in part on our ability to further integrate and consolidate the companies we have acquired. These businesses operated as separate, independent entities prior to their affiliation with the Company, and there can be no assurance that we will be able to successfully institute the necessary changes to effectively manage our business on a profitable basis. The historical results are not necessarily indicative of future results because, among other reasons, our subsidiary operations were not under common control or management prior to their acquisition. There are also risks associated with unanticipated events or liabilities resulting from the acquired businesses' operations prior to the acquisition.

     RELIANCE ON KEY PERSONNEL. The existing senior management at many of our subsidiary operations is generally comprised of former owners who committed to stay with their operations after acquisition. Certain of these individuals have suffered losses in the Company stock or have lower incomes than they averaged when they owned their former businesses. Further, former owners generally have non-competition obligations that expire on the fifth anniversary of their date of acquisition, and thus these obligations expire from July 2002 through 2004. There is no assurance that we will be able to retain these individuals or find suitable replacements if such individuals leave the Company. The failure to retain or replace such management on a timely basis could negatively impact results from operations at such locations.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to market risk, primarily from changes in interest rates and the cost of metal we hold in inventory. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. With respect to interest rate risk, we may enter into certain derivative financial instruments such as interest rate swap agreements. We do not use derivative financial instruments for trading or to speculate on changes in interest rates. With respect to our metal purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risks.

   INTEREST RATE EXPOSURE

     Our exposure to market risk for changes in interest rates relates primarily to our DIP Financing. Approximately 100% ($278.2 million) and 53.3% ($263.0 million) of the credit facilities were subject to variable interest rates as of December 31, 2001 and 2000, respectively. Concurrent with the execution of the Credit Facility, we entered into four interest rate swap agreements. Upon filing for Chapter 11 on November 14, 2001, these swap agreements were terminated and reorganization expense in the amount of $6.2 million was recorded. As of December 31, 2001, the fair value of our fixed rate debt was approximately $79.7 million, using current market prices. There were no interest rate swap agreements in place at December 31, 2001 and 2000. Accordingly, we are subject to interest rate risks on the DIP Financing.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants...........................     39
     Consolidated Balance Sheets........................................     40
     Consolidated Statements of Operations..............................     41
     Consolidated Statements of Stockholders' Equity (Deficit)..........     42
     Consolidated Statements of Cash Flows..............................     43
     Notes to Consolidated Financial Statements.........................     44

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metals USA, Inc.:

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metals USA, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code on November 14, 2001, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters, including its intent to file a plan of reorganization that will be acceptable to the Bankruptcy Court and to the Company's creditors, is also described in Note 1 to the accompanying financial statements. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent upon the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2002

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                           DECEMBER 31,
                                                                                     ----------------------
                                                                                       2001            2000
                                                                                     ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $    75.2    $     3.8
   Accounts receivable, net of allowance of $7.3 and $7.4, respectively ........         150.1         72.5
   Restricted receivables for accounts receivable securitization ...............            --         48.3
   Inventories .................................................................         236.1        402.2
   Prepaid expenses and other ..................................................          26.0         14.4
   Deferred income taxes .......................................................            --          6.2
   Operations held for sale ....................................................          49.1           --
                                                                                     ---------    ---------
     Total current assets ......................................................         536.5        547.4
Property and equipment, net ....................................................         148.9        249.3
Goodwill, net ..................................................................            --        296.8
Other assets, net ..............................................................           4.5         11.3
                                                                                     ---------    ---------
         Total assets ..........................................................     $   689.9    $ 1,104.8
                                                                                     =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Post-petition liabilities:
      Accounts payable .........................................................     $    16.3    $   157.9
      Accrued liabilities ......................................................          17.0         41.6
      Current portion of long-term debt ........................................            --          3.1
    Operations held for sale - including pre-petition liabilities subject
      to compromise ............................................................          17.4           --
    Pre-petition liabilities - not subject to compromise .......................         310.3           --
                                                                                     ---------    ---------
     Total current liabilities .................................................         361.0        202.6
Pre-petition liabilities - subject to compromise ...............................         364.0           --
Long-term debt, less current portion ...........................................            --        489.9
Deferred income taxes ..........................................................            --         32.9
Other long-term liabilities ....................................................            --          4.3
                                                                                     ---------    ---------
         Total liabilities .....................................................         725.0        729.7
                                                                                     ---------    ---------
Commitments and contingencies
Stockholders' equity (deficit):
      Common stock, $.01 par value, 203,122,914 shares authorized,
        36,509,972 shares issued ...............................................            .4           .4
      Additional paid-in capital ...............................................         247.7        247.7
      Retained earnings (deficit) ..............................................        (283.2)       127.0
                                                                                     ---------    ---------
         Total stockholders' equity (deficit) ..................................         (35.1)       375.1
                                                                                     ---------    ---------
         Total liabilities and stockholders' equity (deficit) ..................     $   689.9    $ 1,104.8
                                                                                     =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                      2001        2000       1999
                                                                                   ---------   ---------   ---------
Net sales ......................................................................   $ 1,562.0   $ 2,021.6   $ 1,745.4
Cost of sales ..................................................................     1,205.7     1,551.2     1,289.3
                                                                                   ---------   ---------   ---------
     Gross profit ..............................................................       356.3       470.4       456.1
Operating costs and expenses:
  Operating and delivery .......................................................       195.2       222.2       190.5
  Selling, general and administrative ..........................................       142.5       150.8       128.4
  Depreciation and amortization ................................................        26.2        26.0        21.2
  Integration charge (credit) ..................................................        (2.1)         --         9.4
  Asset impairments ............................................................       386.2          --          --
                                                                                   ---------   ---------   ---------
     Operating income (loss) ...................................................      (391.7)       71.4       106.6
Other (income) expense:
  Interest and securitization expense ..........................................        46.7        50.5        40.0
  Other (income) expense, net ..................................................         1.8        (1.6)        (.7)
  Reorganization expenses ......................................................        19.4          --          --
                                                                                   ---------   ---------   ---------
     Income (loss) before income taxes and extraordinary charge ................      (459.6)       22.5        67.3
Provision (benefit) for income taxes ...........................................       (52.3)       10.8        27.5
                                                                                   ---------   ---------   ---------
     Net income (loss) before extraordinary charge .............................      (407.3)       11.7        39.8
Extraordinary item - loss on early extinguishment of debt, net of taxes of $1.1          1.8          --          --
                                                                                   ---------   ---------   ---------
     Net income (loss) .........................................................   $  (409.1)  $    11.7   $    39.8
                                                                                   =========   =========   =========
Earnings (loss) per share -- basic
     Before extraordinary item .................................................   $  (11.16)  $     .32   $    1.04
     Extraordinary item ........................................................       (0.05)         --          --
                                                                                   ---------   ---------   ---------
         Total .................................................................   $  (11.21)  $     .32   $    1.04
                                                                                   =========   =========   =========

Earnings (loss) per share -- assuming dilution .................................
     Before extraordinary item .................................................   $  (11.16)  $     .32   $    1.04
     Extraordinary item ........................................................       (0.05)         --          --
                                                                                   ---------   ---------   ---------
         Total .................................................................   $  (11.21)  $     .32   $    1.04
                                                                                   =========   =========   =========

Number of common shares used in the per share calculations:
     Earnings (loss) per share -- basic ........................................        36.5        36.8        38.1
                                                                                   =========   =========   =========
     Earnings (loss) per share -- assuming dilution ............................        36.5        37.0        38.4
                                                                                   =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (IN MILLIONS)

                                                                                                ACCUMULATED
                                                           ADDITIONAL   TREASURY   RETAINED        OTHER
                                                  COMMON    PAID-IN      STOCK,    EARNINGS    COMPREHENSIVE
                                                   STOCK    CAPITAL     AT COST    (DEFICIT)   INCOME (LOSS)     TOTAL
                                                  ------   ----------   --------   ---------   -------------   --------
BALANCE, December 31, 1998 ...................... $   .4   $    261.2   $     --   $    80.0   $          --   $  341.6
  Shares issued in connection with acquisitions       --          2.1         --          --              --        2.1
  Stock options exercised and other adjustments .     --           .4         --          --              --         .4
  Shares repurchased ............................     --           --       (4.5)         --              --       (4.5)
  Net income ....................................     --           --         --        39.8              --       39.8
                                                  ------   ----------   --------   ---------   -------------   --------

BALANCE, December 31, 1999.......................     .4        263.7       (4.5)      119.8              --      379.4
  Shares repurchased.............................     --           --      (11.5)         --              --      (11.5)
  Cancellation of Treasury Stock.................     --        (16.0)      16.0          --              --         --
  Dividends......................................     --           --         --        (4.5)             --       (4.5)
  Net income.....................................     --           --         --        11.7              --       11.7
                                                  ------   ----------   --------   ---------   -------------   --------

BALANCE, December 31, 2000 ......................     .4        247.7         --       127.0              --      375.1
  Net loss ....................................       --           --         --      (409.1)             --     (409.1)
  Other comprehensive income (loss) - Change in
      fair value of interest rate swap agreements.    --           --         --          --            (6.2)      (6.2)
  Other comprehensive income (loss) - termination
      of interest rate swap agreements ..........                                                        6.2        6.2
  Dividends .....................................     --           --         --        (1.1)             --       (1.1)
                                                  ------   ----------   --------   ---------   -------------   --------

BALANCE, December 31, 2001....................... $   .4   $    247.7   $     --   $  (283.2)  $          --   $  (35.1)
                                                  ======   ==========   ========   =========   =============   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                        FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                   ------------------------------
                                                                                     2001       2000       1999
                                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ........................................................   $ (409.1)  $   11.7   $   39.8
      Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities --
        Integration charge (credit) ............................................       (2.1)        --        9.4
        Asset impairments ......................................................      386.2         --         --
        Provision for bad debts ................................................        8.6        4.1        1.4
        Depreciation and amortization  .........................................       26.2       26.0       21.2
        Deferred income tax provision  .........................................      (26.7)       2.5        9.9
        Extraordinary charge for early extinguishment of debt ..................        2.9         --         --
        Reorganization expenses ................................................       13.2         --         --
        Changes in operating assets and liabilities, net of acquisitions and non-cash transactions --
           Accounts receivable .................................................       47.6       (4.6)     (16.2)
           Inventories .........................................................      138.2      (48.3)      19.0
           Prepaid expenses and other ..........................................        7.9        (.2)        .6
           Accounts payable and accrued liabilities ............................       10.1        6.9       18.2
           Income taxes (receivable) payable ...................................      (18.4)        --       (6.2)
           Other operating, net ................................................       (1.3)        .9        1.5
                                                                                   --------   --------   --------
           Net cash provided by (used in) operating activities .................      183.3       (1.0)      98.6
                                                                                   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (repurchase) of securitized receivables .............................     (100.0)      10.0       90.0
      Purchase of property and equipment .......................................      (16.3)     (37.3)     (35.2)
      Purchase of businesses, net of acquired cash .............................         --       (7.8)     (74.1)
      Other investing, net .....................................................        7.0        1.9        3.7
                                                                                   --------   --------   --------
           Net cash used in investing activities ...............................     (109.3)     (33.2)     (15.6)
                                                                                   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) on revolving credit facilities ...............        8.7       55.2      (79.0)
      Net repayments on long-term debt .........................................       (6.3)      (5.9)      (3.8)
      Repurchases of stock .....................................................         --      (11.5)      (4.5)
      Payment of dividends .....................................................       (2.2)      (3.3)        --
      Deferred financing costs incurred ........................................       (8.0)      (1.3)       (.6)
      Reorganization expenses ..................................................        6.2         --         --
      Other financing, net .....................................................       (1.0)        .1         .3
                                                                                   --------   --------   --------
           Net cash provided by (used in) financing activities .................       (2.6)      33.3      (87.6)
                                                                                   --------   --------   --------
NET INCREASE (DECREASE) IN CASH ................................................       71.4        (.9)      (4.6)
CASH, beginning of year ........................................................        3.8        4.7        9.3
                                                                                   --------   --------   --------
CASH, end of year ..............................................................   $   75.2   $    3.8   $    4.7
                                                                                   ========   ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Metals USA, Inc., a Delaware corporation, ("Metals USA") is a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. The Company was founded on July 3, 1996 and commenced substantial operations on July 11, 1997 with the concurrent consummation of its initial public offering and acquisition of eight metal processing companies. From July 1997 through early 2000, Metals USA acquired numerous additional metal processing companies and businesses. References herein to the "Company" include Metals USA and its subsidiaries.

     The Company sells to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. During most of 2000 and all of 2001, the steel industry has declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, as well as others discussed below, caused the Company to seek protection under U.S. bankruptcy laws in November 2001.

     BASIS OF PRESENTATION

     On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter11 Filing"), in the United States Bankruptcy Court, Southern District of Texas, Houston Division ("Bankruptcy Court").

     The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will permit the Company to preserve cash and restructure its debt. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, the Company may assume favorable pre-petition contracts and leases, reject unfavorable leases and contracts and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective. The Company expects to propose a plan of reorganization to the Bankruptcy Court during 2002. When filed, a plan of reorganization will set forth the means for treating claims, including liabilities subject to compromise. A plan of reorganization may result in, among other things, significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require creditor acceptance as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     The financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Notes 5 and 6). As of December 31, 2001, a total of $310.3 of secured borrowings and related interest outstanding under the asset-based credit facility ("Credit Facility"),

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Industrial Revenue Bonds and capital leases and accrued liabilities approved for payment by the Bankruptcy Court are not subject to compromise. All remaining unsecured liabilities arising before November 14, 2001 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 8 5/8% Senior Subordinated Notes ("Subordinated Notes") as of the Chapter 11 Filing date as this debt is subject to compromise.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Due to the uncertainty related to the bankruptcy proceedings, there can be no assurance that the current carrying values of the Company's assets will be realized or that the Company's liabilities will be settled for the amounts recorded. Certain liabilities outstanding as of the date of the Chapter 11 Filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. The Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by the Company's accounting records. The Bankruptcy Court has set July 8, 2002 as the date by which creditors must file proofs of claims that arose prior to the Chapter 11 Filing. The claim amounts filed by the creditors could be different from the amounts actually recorded as of the balance sheet date. In addition, there can be no assurance that the carrying value of the assets as of December 31, 2001 will not be adversely affected by these proceedings.

     USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S.") requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation, primarily relating to the segment disclosure (see Note 13).

     CONCENTRATION OF CREDIT RISK -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Additionally, the Company periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. At December 31, 2001, $3.0 of the cash and cash equivalent balance was restricted and held as security for certain outstanding letters of credit.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Certain of the Company's subsidiaries use the last-in, first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. As of December 31, 2001 and 2000, approximately 16.1% and 12.9%, respectively, of the consolidated inventories were accounted for using the LIFO method of accounting.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. During 2001, the Company wrote down the carrying value of its property and equipment from $236.2 to $148.9 ($87.3).

     GOODWILL -- Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and was being amortized over a forty-year life using the straight-line method. Goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999 was $7.2, $8.0, and $6.9, respectively. During 2001, the
Company wrote off the carrying value of its goodwill from $288.7 to zero
($288.7).

     IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are comprised principally of property and equipment and goodwill. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Due to the declining economic conditions, estimated future undiscounted cash flows and estimated recoverability of assets held for sale, the Company recorded $288.7 of impairment losses with respect to goodwill and $87.3 to property and equipment during the year ended December 31, 2001.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Due to the recent recession in the U.S. and the Chapter 11 Filing, the current economic conditions indicated that a significant portion of the Company's long-lived assets were impaired. At December 31, 2001, the estimated the fair value of goodwill and property and equipment was based on each operating unit's expected undiscounted future cash flows. These estimates were calculated from current economic and operating conditions projected throughout 2002 and future periods. Management believes these estimates are appropriate in light of the current over-capacity of global steel production. The recently enacted tariffs are for a limited time and, accordingly, were given minimal impact in the foregoing projections. These projections indicated that the carrying amounts for goodwill and property and equipment were not recoverable. Therefore, all remaining goodwill was written off. The Company obtained an independent appraisal for its property and equipment and management believes this appraisal represents the fair value of these assets as of December 31, 2001. As a result, the property and equipment balances were written down to the appraised value if such value was lower than the net book value of such assets as of December 31, 2001. Additionally, during the fourth quarter of 2001, in an attempt to avoid the necessity of a bankruptcy filing, the Company engaged a broker to assist in the sale of a particular business unit. It became evident the expected net proceeds from the sale of these assets would be insufficient to enable the Company to recover its investment in the goodwill attributable to this business unit. As a result, the Company wrote off the goodwill associated with this business unit at that time. The Company was unable to complete the sale of this business unit prior to the Chapter 11 Filing and it instructed the broker to discontinue the sales effort.

     DEBT ISSUANCE COSTS -- The Company defers certain expenses incurred in connection with its long-term debt and amortizes these costs to interest expense over the term of the respective agreements. Amortization for the years ended December 31, 2001, 2000 and 1999, totaled $2.5, $1.9 and $1.3, respectively, and is included in interest and securitization expense on the consolidated statements of operations. In connection with the Chapter 11 Filing, the Company wrote off all remaining debt issuance costs associated with both the Credit Facility and the Subordinated Notes in the aggregate amount of $9.9 as reorganization expenses in 2001.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered in the open market. At December 31, 2001, the fair value of the Company's fixed rate long-term debt of $223.7 was $79.7. Management believes the carrying amount of the indebtedness attributable to the Credit Facility of $278.2 approximates its fair value at December 31, 2002.

     INTEREST RATE SWAP AGREEMENTS -- The Company entered into four interest rate swap agreements in 2001 to fix interest rates on variable rate debt and reduce exposure to interest rate fluctuations. Such agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which payments are based. As a result of the Chapter 11 Filing, the interest rate swap agreements were terminated and the Company wrote off $6.2 as a reorganization expense in 2001 which represents the fair value of these swap agreements as of the date of the Chapter 11 Filing.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     REVENUE RECOGNITION -- The Company recognizes revenues as products are shipped.

     DELIVERY EXPENSES - Delivery expenses consist of distribution costs, including shipping and handling. These expenses totaled $52.7, $64.7 and $56.0 in 2001, 2000 and 1999, respectively.

     ASSET IMPAIRMENTS - Asset impairment charges include write down of the carrying value of property and equipment of $87.3, the write off of the carrying value of goodwill of $288.7 and impairment charges of $10.2 related to future reserves for personnel and facility costs associated with the disposition of operations held for sale.

     REORGANIZATION EXPENSES - Reorganization expenses include all costs and expenses directly attributable to the Chapter 11 Filing. For the year ended December 31, 2001, these expenses consisted of the following:

                                                                         AMOUNT
                                                                        --------
     Professional fees ...........................................      $   3.3
     Termination of interest rate swap agreements ................          6.2
     Write-off of debt issuance costs ............................          9.9
                                                                       ---------
            Total reorganization expenses ........................      $  19.4
                                                                       =========

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

     EXTRAORDINARY ITEM - During the first quarter of 2001, the Company refinanced its existing credit facilities with the Credit Facility. In connection with the refinancing, the Company recorded an extraordinary charge of $2.9, before a tax benefit of $1.1, to write off the balance of unamortized deferred debt issuance costs related to the previous debt facility.

     EARNINGS (LOSS) PER SHARE -- The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128
("SFAS No. 128"), EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic earnings per share ("Earnings per Share -- Basic") and diluted earnings per share ("Earnings per Share -- Assuming Dilution"). Earnings per
Share -- Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share -- Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Because these securities were antidilutive, they were not included in the net loss calculation for the year ended December 31, 2001.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The number of shares used in the per share calculations consists of the following:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                   2001       2000      1999
                                                                                   ----       ----      ----
Weighted average shares used in computing earnings (loss) per share - basic        36.5       36.8      38.1
Effect of dilutive securities:
   Stock options  .......................................................            --         --        .1
   Convertible securities  ..............................................            --         .2        .2
                                                                                 ------     ------    ------
Weighted average shares used in computing earnings (loss) per share --
assuming dilution  ......................................................          36.5       37.0      38.4
                                                                                 ======     ======    ======

     NEW ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), ACCOUNTING FOR BUSINESS COMBINATIONS and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001.
SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 141 was effective June 30, 2001. SFAS 142 is effective for the Company beginning January 1, 2002. Due to the impairments recorded as of December 31, 2001, management believes the adoption of SFAS 142 will not have a material impact on its financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of Accounting Principles Board Opinion
No. 30, REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS 144, effective for fiscal years beginning after December 15, 2001 with early adoption permitted, addresses financial accounting and reporting for the impairment and disposal of long-lived assets. Management believes the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

2.   BUSINESS COMBINATIONS

     During the years ended December 31, 1999 and 2000, the Company acquired several metal processing companies and businesses using the purchase method of accounting. The aggregate consideration paid in connection with the 1999 acquisitions was approximately $78.0 in cash, 317,283 shares of Common Stock, convertible notes of approximately $4.0 and the assumption of indebtedness of approximately $12.9. The Company acquired one metal processing business in 2000. The aggregate

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

consideration paid in connection with this acquisition was $7.8 in cash and the assumption of $4.5 of liabilities. The Company recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in the transactions accounted for using the purchase method of accounting as goodwill.

     The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming the acquisitions completed during 1999 occurred on January 1, 1999. The pre-acquisition results of the 2000 acquisition are immaterial and there were no acquisitions in 2001. Consequently, pro forma results have not been presented for these periods.

                                                                 YEAR ENDED
                                                               DECEMBER 31, 1999
                                                               -----------------
     Net sales .............................................     $  1,818.4
     Net income ............................................           41.4
     Earnings per share -- basic ...........................           1.09
     Earnings per share -- assuming dilution ...............           1.08

     Pro forma adjustments included in the amounts above primarily relate to
(a) the reduction in certain related party lease expenses and management compensation, which has been agreed to prospectively; (b) the amortization of goodwill recorded over a forty-year estimated life, plus additional depreciation expense due to the allocation of a portion of the excess purchase price to property and equipment; (c) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisitions, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (d) a charge eliminating the gains recorded as historical LIFO adjustments to cost of sales as a result of the restatement of base year LIFO costs to the appropriate replacement costs, as if the acquisitions occurred on January 1, 1999; (e) certain other nonrecurring expenses with respect to the acquisitions, such as expenses associated with compensation plans which were terminated in conjunction with the respective acquisitions; and (f) the adjustment to the provision for federal and state income taxes for all entities being combined relating to the entries noted above and as if all entities were C Corporations. The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the purchased companies been combined at the beginning of the period presented.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.   INVENTORIES

     Inventories consist of the following:

                                                                                              DECEMBER 31,
                                                                                        ------------------------
                                                                                            2001         2000
                                                                                        -----------  -----------
     Raw materials --
            Plates and Shapes .......................................................   $      88.4  $     195.6
            Flat Rolled .............................................................          92.6        127.3
            Building Products .......................................................          18.4         21.7
                                                                                        -----------  -----------
                Total raw materials .................................................         199.4        344.6
                                                                                        -----------  -----------
     Work-in-process and finished goods --
            Plates and Shapes .......................................................           2.0          1.9
            Flat Rolled .............................................................          16.8         32.6
            Building Products .......................................................          17.9         23.1
                                                                                        -----------  -----------
                Total work-in-process and finished goods  ...........................          36.7         57.6
                                                                                        -----------  -----------
     Less -- LIFO reserve ...........................................................            --           --
                                                                                        -----------  -----------
                Total ...............................................................   $     236.1  $     402.2
                                                                                        ===========  ===========

     The replacement cost of the Company's inventory as of December 31, 2001 and 2000 approximated the historical cost of the inventory computed using the LIFO method of valuation. If the FIFO method had been used for all inventories, net income (loss) would have been unchanged for the years ended December 31, 2001 and 2000, respectively. In addition, the Company reclassified $27.9 of inventories to operations held for sale at December 31, 2001.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                               DECEMBER 31,
                                                                          ESTIMATED    --------------------------
                                                                        USEFUL LIVES       2001          2000
                                                                       --------------  ------------- ------------
     Land ........................................................          --         $      12.5   $      14.4
     Building and improvements ....................................      5-40 years           90.6          96.6
     Machinery and equipment ......................................      7-25 years           99.5         181.2
     Automobiles and trucks .......................................      3-12 years            8.0          10.0
     Construction in progress .....................................         --                 5.7           4.6
                                                                                       -----------   -----------
                                                                                             216.3         306.8
     Less -- Accumulated depreciation .............................                          (67.4)        (57.5)
                                                                                       -----------   -----------
           Total ..................................................                    $     148.9   $     249.3
                                                                                       ===========   ===========

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $18.5, $17.8 and $13.9, respectively. In addition, the Company recorded $87.3 of impairments to property and equipment during 2001 and reclassified $6.1 of property and equipment to operations held for sale at December 31, 2001.

5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                             DECEMBER 31,
                                                    ----------------------------
                                                         2001           2000
                                                    -------------   ------------
     Accrued salaries and employee benefits ....... $        5.7    $       12.1
     Accrued interest .............................           --             8.8
     Accrued taxes, other than income .............          1.0             4.7
     Accrued integration ..........................           --             4.4
     Accrued insurance ............................          7.0             3.0
     Accrued escrow ...............................           --             2.0
     Accrued profit sharing .......................          0.1             1.2
     Accrued dividends ............................           --             1.1
     Accrued professional fees ....................           --              .6
     Other ........................................          3.2             3.7
                                                    ------------    ------------
         Total .................................... $       17.0    $       41.6
                                                    ============    ============

     The accrued liabilities as of December 31, 2001 are not comparable to December 31, 2000 because these liabilities represent post-petition liabilities that were incurred subsequent to the Chapter 11 Filing.

6.   PRE-PETITION LIABILITIES

     LIABILITIES NOT SUBJECT TO COMPROMISE

     On a consolidated basis, recorded liabilities not subject to compromise under Chapter 11 proceedings as of December 31, 2001, totaled $310.3 which is comprised of $301.9 of secured debt and $8.4 of accrued liabilities which have been approved by the Bankruptcy Court for payment. See Note 7 for detail of the secured debt not subject to compromise.

     The borrowings under the Credit Facility were retired on January 2, 2002, upon execution of the debtor-in-possession financing ("DIP Financing"). The DIP Financing is a fully secured post-petition current liability and therefore, is not subject to compromise.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts. These liabilities are classified as noncurrent because settlement is not expected to occur prior to December 31, 2002.

     On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 proceedings as of December 31, 2001, consisted of the following:

                                                                        AMOUNT
                                                                      ---------
         Subordinated Notes .....................................     $  200.0
         Accounts payable .......................................        144.7
         Accrued interest on Subordinated Notes .................          4.3
         Other accrued liabilities ..............................         15.0
                                                                      ---------
            Total liabilities subject to compromise .............     $  364.0
                                                                      =========

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured Subordinated Notes that was not charged to earnings for the period from November 14, 2001 to December 31, 2001, was $2.2. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. See Note 7 for further discussion of the Subordinated Notes.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.   DEBT

     Debt consists of the following:

                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                    2001            2000
                                                                                -------------   -------------
     Secured debt not subject to compromise:
          Borrowings under the Credit Facility ..............................   $     278.2     $     263.0
          Industrial Revenue Bonds (various issues) .........................          17.1            22.3
          Obligations under capital leases and other ........................           6.6             7.7
                                                                                -----------     -----------
                                                                                $     301.9           293.0
                                                                                ===========
     Unsecured debt subject to compromise:
          Subordinated Notes ................................................   $     200.0           200.0
                                                                                ===========     ------------
     Total debt .............................................................                         493.0
          Less -- current portion of debt ...................................                          (3.1)
                                                                                                ------------
     Total long-term portion of debt ........................................                   $     489.9
                                                                                                ============

     The weighted average interest rates under the Company's credit facilities for the years ended December 31, 2001, 2000 and 1999 were 7.88%, 8.04% and 7.10%, respectively.

     DEBTOR-IN-POSSESSION FINANCING

     On January 2, 2002, the Company executed its DIP Financing with Bank of America and PNC Bank in the amount of $350.0. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. The facility is composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bears interest at the bank's prime rate plus an applicable margin of 2%, has an eighteen month term with two three-month extensions and is collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula is 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there are two sublimit loans in the amount of $31.0 on equipment and $30.0 on real estate. The $31.0 equipment loan is amortized at $0.5 per month with an additional $13.0 due on June 30, 2002 and $7.0 on December 31, 2002, such amounts coinciding with anticipated divestitures. Once retired, the Company may not borrow against these lines of credit. A commitment fee is payable on any unused portion of the DIP Financing. A letter of credit fee is payable for each letter of credit or credit support provided by the lenders. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. As of March 15, 2002, the balance outstanding under the DIP Financing was $242.2 million. Liquidity, defined as cash on hand of $18.5 plus availability under the DIP Financing of $32.3 was $50.8 as of March 15, 2002.

     Key covenants of the DIP Financing include maintenance of a fixed charge coverage ratio of 0.50 to 1.0 through April 30, 2002, 0.75 to 1.0 as of May 31, 2002 and 1.0 to 1.0 at June 30, 2002 and thereafter, and the maintenance of minimum average availability of $5.0 through May 31, 2002, $10.0 at June 30,

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2002, $15.0 through February 28, 2003 and $20.0 from March 31, 2003 through maturity. Other covenants include limitations on capital expenditures, lease obligations and sales of assets.

     As a part of the reorganization plan, the Company plans to sell assets and close certain facilities (see Note 19 - Subsequent Event). These actions along with continued weakness in the U.S. economy may cause the Company's financial performance to fail to meet the covenants required by the DIP Financing. Accordingly, the Company may be required to revise the terms of the DIP Financing or obtain waivers regarding default on any covenants or provisions of the agreement.

     BORROWINGS UNDER THE CREDIT FACILITY

     On March 12, 2001, the Company entered into the Credit Facility with Bank of America and PNC Bank. The Credit Facility was for a period of three years, represented $450.0 in financing, and replaced the former credit facility. The Credit Facility was comprised of two loans, a revolving credit facility providing up to $350.0 in borrowings and a $100.0 loan to a wholly-owned and unrestricted subsidiary of the Company secured solely by accounts receivable. The Credit Facility was secured by all of the Company's receivables (not otherwise pledged under the accounts receivable facility), inventories, and property and equipment. Borrowings under the Credit Facility were limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $450.0 in the aggregate.

     Concurrent with and subsequent to executing the Credit Facility, the Company entered into four interest rate swap agreements designed as a partial hedge to the Company's variable rate borrowings under the Credit Facility. The purpose of these swap agreements was to fix interest rates on a portion of its borrowings under the Credit Facility, thereby reducing exposure to interest rate fluctuations. On November 14, 2001, the date of the Chapter 11 Filing, the counterparties cancelled the swap agreements and the Company recorded a charge of $6.2 as reorganization expense in the consolidated statement of operations for the year ended December 31, 2001.

     In connection with the establishment of the Credit Facility, the Company incurred fees and expenses of $7.5, which were being amortized over the three-year term of the facility. As a result of the Chapter 11 Filing, the unamortized amount of $5.8 was written off and included in reorganization expense in the consolidated statement of operations for the year ended December 31, 2001.

     ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

     In January 1999, the Company entered into a three-year agreement to sell, on a revolving basis, through its wholly-owned subsidiary, Metals Receivables Corporation ("MRC"), an undivided interest in a designated pool of its trade accounts receivable to a commercial bank. At December 31, 2000, the Company had received $100.0 from this facility. At December 31, 2000, the unpurchased portion of the MRC receivable portfolio was $48.3. Expense attributable to the Receivable Securitization Facility for the year ended December 31, 2000 and 1999, was $7.2 and $4.9 and is included in interest and securitization expense in the consolidated statements of operations. This agreement was terminated with the execution of the Credit Facility.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     INDUSTRIAL REVENUE BONDS (VARIOUS ISSUES)

     The Industrial Revenue Bonds (the "IRBs") are payable in installments ranging from monthly to annual with variable interest ranging from 1.70% to 3.67% per annum at December 31, 2001 and mature from July 1, 2004 to May 1, 2023. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with a net book value of $21.7 at December 31, 2001. The IRBs place various restrictions on certain of the Company's subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit.

     8 5/8% SENIOR SUBORDINATED NOTES

     The Subordinated Notes call for semi-annual interest payments on February 15 and August 15 of each year, beginning August 15, 1998 and mature on February 15, 2008. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 15, 2003, at the following redemption prices: 2003 -- 104.313%; 2004 -- 102.875%; 2005 -- 101.438%;
thereafter -- 100.00%, together with accrued and unpaid interest to the date of redemption. The Subordinated Notes are guaranteed by substantially all of the Company's current and future subsidiaries. Additionally, the indenture governing the Subordinated Notes contains customary restrictions relating to additional indebtedness, liens, transactions with affiliates, asset sales, investments, restricted payments and mergers and acquisitions of subsidiaries.

     In connection with the sale of the Subordinated Notes, the Company incurred debt issuance costs of $6.5, which was being amortized over the ten-year term of the Subordinated Notes. As a result of the Chapter 11 Filing, the unamortized amount of $4.1 was written off and included in reorganization expenses in the consolidated statement of operations for the year ended December 31, 2001.

8.   INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
Federal --
     Current ................................  $  (29.6)    $     7.7   $   16.4
     Deferred ...............................     (21.3)          2.1        7.7
                                               ----------   ---------   ---------
                                                  (50.9)          9.8       24.1
                                               ----------   ---------   ---------

State --
     Current ................................        .2            .6        1.2
     Deferred ...............................      (2.7)           .4        2.2
                                               ----------   ---------   --------
                                                   (2.5)          1.0        3.4
                                               ----------   --------    --------
      Total provision  (benefit) ............  $  (53.4)    $    10.8   $   27.5
                                               ==========   =========   ========

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The provision (benefit) for income taxes differs from an amount computed at the statutory rates as follows:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                                   2001         2000        1999
                                                                                   ----         ----        ----
Federal income tax at statutory rates .......................................   $ (162.2)    $    7.9    $   23.6
State income taxes, net of federal income tax benefit .......................         .1           .5         2.2
Nondeductible expenses:
      Amortization and impairment of goodwill ...............................       59.0          1.6         1.5
      Valuation allowance ...................................................       52.1           --          --
      Other .................................................................       (2.4)          .8          .2
                                                                                ---------    --------    ---------
                                                                                $  (53.4)    $   10.8    $   27.5
                                                                                =========    ========    =========

     The significant items giving rise to the deferred tax assets
(liabilities) are as follows:

                                                                                                  DECEMBER 31,
                                                                                             --------------------
                                                                                                2001        2000
                                                                                             ----------- --------
     Deferred tax assets --
           Accounts receivable ...........................................................   $    3.3    $    1.9
           Inventories ...................................................................         .3          .9
           Accrued liabilities ...........................................................       10.4         3.4
           Net operating loss carryforward ...............................................        1.1         1.1
           Property and equipment ........................................................       35.7          --
           Other .........................................................................        2.9          --
                                                                                             --------    --------
              Total deferred tax assets .................................................        53.7         7.3
     Deferred tax liabilities --
           Property and equipment ........................................................         --       (30.7)
           Foreign investments ...........................................................       (1.6)       (1.6)
           Other .........................................................................         --        (1.1)
                                                                                             --------    --------
              Total deferred tax liabilities .............................................       (1.6)      (33.4)
     Valuation allowance .................................................................      (52.1)        (.6)
                                                                                             --------    --------
              Deferred tax assets (liabilities), net .....................................   $     --    $  (26.7)
                                                                                             ========    ========

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.   STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON STOCK

     During 2001, the Company declared and paid one quarterly dividend of $0.03 per share. During 2000, the Company declared four quarterly dividends of $0.03 per share. Three of these quarterly dividends were paid during 2000 and the fourth was paid in January 2001.

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

     Metals USA was permitted, by its Certificate of Incorporation, to convert any outstanding shares of Restricted Common Stock into shares of Common Stock in the event 80% or more of the outstanding shares of Restricted Common Stock have been converted into shares of Common Stock. In February 2001, the Company exercised this right and all Restricted Common Stock were converted into shares of Common Stock of the Company.

     TREASURY STOCK

     During the year ended December 31, 1999, the Company repurchased 461,450 shares at an average price of $9.77 per share, including fees and commissions. During 2000, the Company repurchased 1,544,993 shares at an average price of $7.47 per share, including fees and commissions. All shares were purchased in open market transactions. Also in 2000, the Company retired all of its Treasury Stock (2,006,443 shares) thereby reducing the number of outstanding shares by a like amount. No repurchases were made in 2001.

10.  STOCK BASED COMPENSATION

     In April 1997, Metals USA's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Plan"), which provides for the granting or awarding of incentive or non-qualified stock options ("NQSOs"), stock appreciation rights, and other incentive awards to officers, key employees and consultants to Metals USA. The number of shares authorized and reserved for issuance under the Plan is limited to 13% of shares of Common Stock outstanding. These options vest at the rate of 20% per year and will expire ten years from the date of grant or three months following termination of employment.

     Metals USA's 1997 Non-Employee Directors' Stock Plan, which was adopted by the Board of Directors and approved by Metals USA's stockholders in April 1997, provides for the automatic grant of options to each non-employee director upon such person's initial election and for each annual meeting of stockholders thereafter at which meeting such director is re-elected or remains a director.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following is a summary of stock option activity:

                                                    WEIGHTED AVERAGE FAIR     WEIGHTED AVERAGE         NUMBER OF
                                                       VALUE PER SHARE         PRICE PER SHARE           SHARES
                                                       ---------------         ---------------           ------
     Balance, December 31, 1998  .................                                                      3,968,650
          Granted to directors  ..................         $ 6.56                 $ 10.81                  40,000
          Granted to employees and consultants ...         $ 5.71                 $  9.49                 701,500
          Exercised  .............................         $ 6.55                 $  8.45                 (31,539)
          Canceled or expired  ...................         $ 9.39                 $ 14.30                (305,199)
                                                                                                    -------------
     Balance, December 31, 1999  .................                                                      4,373,412
          Granted to directors  ..................         $ 4.17                 $  7.06                  30,000
          Granted to employees and consultants  ..         $ 4.16                 $  7.76                 115,000
          Canceled or expired  ...................         $ 8.12                 $ 11.51                (538,568)
                                                                                                    -------------
     Balance, December 31, 2000  .................                                                      3,979,844
          Granted to directors  ..................         $ 1.64                 $  2.42                  35,000
          Granted to employees and consultants  ..         $ 2.37                 $  3.51                 677,500
          Canceled or expired  ...................         $ 7.58                 $ 12.31                (583,847)
                                                                                                    -------------
     Balance, December 31, 2001...................                                                      4,108,497
                                                                                                    =============

     At December 31, 2001, exercisable stock options for shares of Common Stock were 2,519,019 at a weighted average price of $11.19 per share.

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

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                 2001         2000         1999
                                                                                 ----         ----         ----
     Risk free rate of return  ............................................       5.21%       6.50%         6.21%
     Expected price volatility  ...........................................         62%         49%           48%
     Expected dividend yield  .............................................       0.00%       0.50%         0.00%
     Expected life of the option (in years)  ..............................       7.5         7.5           7.5

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

significant subjective assumptions, any one or all of which may differ in material respects from actual amounts.

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                              2001       2000        1999
                                                                              ----       ----        ----
     Net income (loss) as reported ....................................   $  (409.1)   $   11.7    $  39.8
     Estimated  "fair  value"  of  stock  options  vesting  during  the
         period, net of federal income tax benefit ....................        (1.2)       (3.1)      (3.3)
                                                                          ----------    --------   --------
     Adjusted net income (loss) .......................................   $  (410.3)   $    8.6    $  36.5
     Adjusted earnings (loss) per share ...............................   $  (11.24)   $    .23    $   .96
     Adjusted earnings (loss) per share -- assuming dilution ..........   $  (11.24)   $    .23    $   .95
     Number of shares used in the per share calculations:
         Adjusted earnings (loss) per share - basic ...................        36.5        36.8       38.1
                                                                           =========    ========   =========
         Adjusted earnings (loss) per share-- assuming dilution  ......        36.5         37.0      38.4
                                                                           =========    ========   =========

11.  INTEGRATION CHARGE

     In 1999, the Company announced a comprehensive plan to reduce operating costs and improve its operational efficiency by fully integrating certain operations within a geographic area and consolidating certain administrative and support functions. The Company recorded a charge to operations of $9.4 with respect to this plan (the "Integration Charge"). The principal components of the Integration Charge were $3.3 for termination of certain employment contracts, $2.1 for severance costs attributable to the consolidation of administrative and support functions, and $4.0 for the costs of combining five processing facilities into others within the same geographic region. During 2001, the Company completed all material components of the plan. Certain modifications to the initial plan along with lower than expected lease termination costs, resulted in total plan expenditures being $2.1 less than the integration accrual. Accordingly, this excess accrual was reversed and recognized as income during 2001.

     The following schedule sets forth by segment, total costs paid with respect to the plan of integration:

                                                                     AMOUNT
                                                                    --------
     Plates and Shapes  ..........................................  $   4.5
     Flat Rolled  ................................................      1.4
     Building Products  ..........................................      1.4
                                                                    -------
            Total  ...............................................  $   7.3
                                                                    =======

12.  OPERATIONS HELD FOR SALE

     During most of 2000 and all of 2001, the steel industry has declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, as well as others, caused the Company to seek protection under U.S. bankruptcy laws in November 2001. Prior to the Chapter 11 Filing, management of the Company decided to sell certain assets, including assets of a

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

business unit, in an effort to provide additional liquidity to avoid filing for bankruptcy protection. The Company recorded a pretax impairment charge for the assets to be disposed of in the amount of $78.3. Of the impairment, $53.6 related to goodwill, $14.5 related to equipment and leasehold improvements and $10.2 related to future reserves for personnel and facility costs associated with the dispositions. Upon filing for bankruptcy protection, the Company decided to retain the business unit and, accordingly, such assets were not classified as operations held for sale at December 31, 2001. The operations being held for sale at December 31, 2001 consist primarily of the specialty metals portion of the Plates and Shapes segment. At December 31, 2001, these assets had a carrying value of $31.7, net of associated liabilities.

     Operational information included in the consolidated statements of operations regarding the businesses classified as operations held for sale as of December 31, 2001 for the three years in the period ended ended December 31 are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
          Net sales ........................................ $ 122.6    $ 164.6    $ 167.2
          Operating income (loss), excluding impairments ...    (6.6)      (0.5)       7.6

     While there can be no assurances as to the timing of these asset sales, management expects them to be sold within one year. Accordingly, the asset and liability amounts for operations held for sale as of December 31, 2001 have been classified as current assets and liabilities in the consolidating balance sheet in the following amounts:

                                                                                                  AMOUNT
                                                                                                  -------
          Assets:
            Accounts receivable .............................................................     $  14.5
            Inventories and prepaids ........................................................        28.5
            Property and equipment, net .....................................................         6.1
                                                                                                  -------
              Operations held for sale ......................................................     $  49.1
                                                                                                  =======
          Liabilities :
            Current liabilities, including pre-petition liabilities subject to compromise ...     $  17.4
                                                                                                  -------
              Operations held for sale ......................................................     $  17.4
                                                                                                  =======

13.  SEGMENT AND RELATED INFORMATION

     During 2001, the Company reorganized into three product groups: Plates and Shapes, Flat Rolled, and Building Products. The Flat Rolled Group was expanded to include all flat rolled processing operations of specialty metals and carbon steel in a single business unit and the non-flat rolled operations of specialty metals was moved to the Plates and Shapes Group. The Company evaluates the performance of its operating segments based on operating income. The following descriptions reflect the reorganization of the product groups and the related operating facilities as of December 31, 2001:

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

- PLATES AND SHAPES consists of forty-seven (47) facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing as well as many specialty metals products including stainless steel, ductile iron, brass, copper, aluminum, magnesium and titanium. This segment provides processing services to their customers, such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length and T-splitting.

- FLAT ROLLED consists of twenty-five (25) facilities that maintain an inventory of cold rolled and hot rolled steel products and various nonferrous flat rolled products including aluminum, stainless steel, copper and brass. This segment provides processing services for their customers such as slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

- BUILDING PRODUCTS consists of twenty-one (21) facilities that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

     The following table shows summarized financial information concerning the Company's reportable segments.

                                                    AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                                                 CORPORATE,
                                         PLATES AND                  BUILDING   ELIMINATIONS
                                           SHAPES     FLAT ROLLED    PRODUCTS     AND OTHER        TOTAL
                                       ------------- ------------- ------------ --------------- ------------
2001:
   Net sales  .......................  $    722.4     $    719.8   $     150.7  $     (30.9)    $  1,562.0
   Operating income (loss)  .........        (0.1)          10.3           5.4       (407.3)        (391.7)
   Total assets  ....................       230.2          217.4          86.1        156.2          689.9
   Capital expenditures  ............         5.5            6.7           3.3          0.8           16.3
   Depreciation and amortization.....        10.5            7.8           3.0          4.9           26.2
2000:
   Net sales  .......................  $    965.1     $    937.3   $     170.2  $     (51.0)    $  2,021.6
   Operating income (loss)  ......           49.1           27.0          10.0        (14.7)          71.4
   Total assets  ....................       409.8          318.0         122.1        254.9        1,104.8
   Capital expenditures  ............        14.0           12.7           6.3          4.3           37.3
   Depreciation and amortization.....        10.9            7.1           2.9          5.1           26.0
1999:
   Net sales  .......................  $    861.2     $    794.0   $     126.7  $     (36.5)    $  1,745.4
   Operating income (loss)  ......           59.0           48.0          10.3        (10.7)         106.6
   Total assets  ....................       396.7          292.7         118.0        241.9        1,049.3
   Capital expenditures  ............        17.5           14.2           2.6           .9           35.2
   Depreciation and amortization.....         9.0            5.8           2.0          4.4           21.2

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The amounts shown as an operating loss under the column heading "Corporate, Eliminations and Other" consist primarily of general and administrative costs that are not allocated to the segments and the amortization of goodwill associated with certain of the Company's acquisitions. Assets not specifically associated with a specific segment consisted primarily of goodwill in 2000 and 1999. Operating income (loss) for 2001 includes asset impairments of $386.2, which included $288.7 related to goodwill, $87.3 related to property and equipment and $10.2 related to future reserves for personnel and facility costs associated with the disposition of operations held for sale. The goodwill impairment charge by segment included $176.9 for Plates and Shapes, $54.0 for Flat Rolled and $57.8 for Building Products. The property and equipment impairment charge by segment included $34.8 for Plates and Shapes and $52.5 for Flat Rolled.

     The Company's areas of operations are principally in the U.S. No single foreign country or geographic area is significant to the consolidated operations. Foreign sales represent less than 1% of consolidated sales and the Company has no long-lived assets in any foreign country. The Company has a broad customer base within the U.S. with no single customer being significant to consolidated operations. Certain of these facilities have been sold or held for sale subsequent to December 31, 2001 (see Note 19).

14.  EMPLOYEE BENEFIT PLANS

     The Company established the Metals USA, Inc. 401(k) Plan on June 1, 1998 to provide a standardized defined contributions savings plan (the "Plan") for employees. Participants are eligible for the Plan after completing six full calendar months of service. Participants' employer contributions vest at varying rates, ranging from full vesting upon participation to vesting that begins after one year of service and are fully vested after four years. The Company's contributions consist of a matching contribution of 50%, up to 6% of the eligible employee's contribution. The Plan allows the employee to contribute up to 15% of their eligible compensation. Effective October 1, 2001, the Company suspended its matching contributions.

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

     Certain subsidiaries provided various defined contribution plans for their employees prior to being acquired by Metals USA, Inc. Contributions for the profit-sharing portion of these plans, prior to the inception of the Plan and the Union Plan, were at the discretion of the individual subsidiaries' board of directors. The benefit plans of acquired companies are merged into the Plan as soon as practicable.

     The aggregate contributions to the Plans were $2.3, $3.9, and $3.4 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE AGREEMENTS

     The Company's minimum lease obligations under certain long-term non-cancelable operating lease agreements for office space, warehouse space and equipment are as follows: 2002 -- $21.4; 2003 -- $18.5; 2004 -- $16.5;
2005 -- $14.3; 2006 -- $11.9; thereafter -- $47.2. Under the Bankruptcy Code, all of the Company's operating lease obligations are subject to compromise and may be rejected.

     The Company recorded approximately $20.2, $19.5, and $15.8 in rent expense during the years ended December 31, 2001, 2000 and 1999, respectively, under operating leases. Certain of these leases are with affiliated individuals and companies (see Note 17).

     LETTERS OF CREDIT

     The Company has entered into letters of credit in the amount of $17.1 in conjunction with the various IRBs (see Note 7). In addition, the Company has entered into other letters of credit in the amount of $9.6 as of December 31, 2001.

     CONTINGENCIES

     The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. In addition, unless modified by the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, most pre-petition litigation against the Company is currently stayed.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                          2001          2000         1999
                                                                          ----          ----         ----
Supplemental cash flow information:
     Cash paid for interest and securitization expense .............. $    48.2     $    47.9     $   38.0
     Cash paid (refunded) for income taxes ..........................     (10.7)          8.5         24.3
Non-cash investing and financing activities:
     Acquisition of businesses:
     Fair value of assets acquired .................................. $      --     $    12.3     $  124.2
     Consideration given:
       Cash paid ....................................................        --           7.8         77.9
       Stock issued .................................................        --            --          2.1
       Notes issued .................................................        --            --          4.0
                                                                      ---------     ---------    ---------
     Liabilities assumed  ...........................................        --     $     4.5     $   40.2
                                                                      =========     =========    =========

17.  RELATED-PARTY TRANSACTIONS

     Transactions with directors, executive officers, principal shareholders or affiliates of the Company must be at terms that are no less favorable to the Company than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.

     In connection with certain acquisitions, subsidiaries of the Company have entered into a number of lease arrangements for facilities and equipment with former owners of the Company, which includes a director and certain officers of the Company. These lease arrangements are for periods ranging from 10 to 20 years. Payments under these lease arrangements with respect to years ended December 31, 2001, 2000 and 1999 were $1.6, $1.8, and $3.2, respectively. Future commitments in respect of these leases are included in the schedule of minimum lease payments in Note 15.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                                THREE MONTHS ENDED
                                                                -------------------------------------------
                                                                  MARCH 31    JUNE 30    SEPT 30    DEC 31
                                                                ----------   --------   --------   --------
     2001:
        Net sales  ............................................ $    436.0   $  414.9   $  384.9   $  326.2
        Operating income (loss) ...............................       (0.4)       5.7      (89.9)    (307.1)
        Net income (loss) .....................................      (12.0)      (5.0)     (85.4)    (306.7)
        Earnings (loss) per share-- assuming dilution  (1).....      (0.33)     (0.14)     (2.34)     (8.40)
     2000:
        Net sales  ............................................ $    523.8   $  548.3   $  510.1   $  439.4
        Operating income (loss) ...............................       30.2       27.5       14.6       (0.9)
        Net income (loss) .....................................       11.2        9.5         .6       (9.6)
        Earnings (loss) per share-- assuming dilution (1) .....        .30        .26        .02       (.26)
     1999:
        Net sales  ............................................ $    422.4   $  435.7   $  444.0   $  443.3
        Operating income  .....................................       27.6       29.1       21.2       28.7
        Net income  ...........................................       10.7       11.8        6.6       10.7
        Earnings per share-- assuming dilution (1) ............        .28        .31        .17        .28

---------
        (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

19.  SUBSEQUENT EVENT (UNAUDITED)

     On April 5, 2002, the Company announced planned divestitures of eleven additional business units that will result in a significant downsizing of the Company. The Company anticipates selling these property and equipment assets to raise proceeds that will be utilized to reduce indebtedness and improve liquidity. These divestitures are a part of the Company's reorganization plan that is currently being developed for the Bankruptcy Court. These divestitures, along with previously announced divestitures, had a carrying value at December 31, 2001 of approximately $146.0 and are expected to generate proceeds of approximately $100.0 to $120.0, which would result in an additional impairment in the second quarter of 2002.The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Because the decision to dispose of the eleven additional business units was made subsequent to year-end, the assets were not classified as "assets-held-for-sale" on the accompanying balance sheet.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS

    1.  FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

        The Index to the Financial Statements is included on page 29 of this report and is incorporated herein by reference.

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

(c) EXHIBITS

    Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 57), which index is incorporated herein by reference.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTARY DATA

To Metals USA, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Metals USA, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated March 15, 2002, in which we expressed an unqualified opinion. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Accounts Schedule (Schedule II) listed in the index at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (IN MILLIONS)

                                                                                  UTILIZATION
                                                     BALANCE AT       AMOUNT      OF RESERVE
                                                     BEGINNING      CHARGED TO     (NET OF                       BALANCE AT
                   DESCRIPTION                        OF YEAR        EXPENSE      RECOVERIES)       OTHER        END OF YEAR
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
     Allowance for doubtful accounts ........        $    7.4     $      8.6    $   (8.7)       $     --      $      7.3
     Integration charge (credit) ............             4.4           (2.1)       (2.3)             --              --
      Reserve for personnel and facility costs
         associated with dispositions .......              --           10.2        (0.6)             --             9.6

Year ended December 31, 2000
     Allowance for doubtful accounts ........        $    6.2     $      4.1    $   (2.9)       $     --      $      7.4
     Integration charge .....................             7.5             --        (3.1)             --             4.4

Year ended December 31, 1999
     Allowance for doubtful accounts ........        $    7.1     $      1.4    $   (2.9)       $     .6 (1)  $      6.2
     Integration charge .....................              --            9.4         (.9)           (1.0)(2)         7.5

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

(1) Represents aggregate increase in the beginning balances arising from acquired businesses during the year.

(2) Reclassifications resulting from negotiated settlements with respect to certain employment contracts that are to be paid over a three to five year period. These amounts were reclassified from the Integration Charge accrual to other accrued liabilities at December 31, 1999.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2002.

                                 METALS USA, INC.

                                 By: /s/ J. MICHAEL KIRKSEY
                                     -------------------------------------------
                                     J. Michael Kirksey, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2002.

          SIGNATURE                     TITLE
        ---------                       -----
/s/ J. MICHAEL KIRKSEY        Chairman of the Board, Chief Executive Officer
--------------------------
       J. Michael Kirksey     President and Director

/s/ TERRY L. FREEMAN          Senior Vice President and Chief Accounting Officer
-------------------------
       Terry L. Freeman

    STEVEN S. HARTER*         Director

    ARNOLD W. BRADBURD*       Director

    T. WILLIAM PORTER*        Director

    RICHARD H. KRISTINIK*     Director

    FRANKLIN MYERS*           Director

    WILLIAM L. TRANSIER*      Director

*By: /s/ J. MICHAEL KIRKSEY   Director
     -----------------------
     J. Michael Kirksey,
     Attorney-in-Fact

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)
                                INDEX OF EXHIBITS

      EXHIBIT
      NUMBER                       DESCRIPTION
      -------                      -----------

      3.1     -- Amended and Restated Certificate of Incorporation of Metals
                 USA, Inc. (the "Company"), as amended, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
      3.2     -- Bylaws of the Company, as amended, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated May 7, 1997.
      4.1     -- Form of certificate evidencing ownership of Common Stock of the Company, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
      4.2     -- Indenture, dated February 11, 1998, by and among the Company as issuer and the Guarantors named therein, and U.S. Trust Company of California, N.A., as Trustee regarding the Company's 8 5/8% Senior Subordinated Notes due 2008, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-35575 dated February 20, 1998.
      10.1    -- The Company's 1997 Long-Term Incentive Plan, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated May 7, 1997.
      10.2    -- The Company's 1997 Non-Employee Directors' Stock Plan,
                 incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated May 7, 1997.
      10.3    -- Form of Employment Agreement between the Company and J.
                 Michael Kirksey, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
      10.4    -- Form of Employment Agreement between the Company and John A.
                 Hageman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
      10.5    -- Form of Employment Agreement between the Company and Terry
                 L. Freeman, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated July 9, 1997.
      10.6    -- Form of Founders' Employment Agreement between Steel Service
                 Systems, Inc. and Craig R. Doveala, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
      10.7    -- Form of Founders' Employment Agreement between Uni-Steel,
                 Inc. and Richard A. Singer, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.
      10.8    -- Form of Founders' Employment Agreement between Williams
                 Steel & Supply Co., Inc. and Lester G. Peterson, incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-26601 dated June 17, 1997.

                                METALS USA, INC.
                             (DEBTORS-IN-POSSESSION)
                                INDEX OF EXHIBITS

      EXHIBIT
      NUMBER                       DESCRIPTION
      -------                      -----------
      10.9+   -- Form of Post-Petition Loan Agreement by and among Bank of
                 America, N.A. as administrative agent and PNC Bank, N.A. as documentation agent and Metals USA, Inc. and subsidiaries for up to $350 million revolving credit facility.
      21+     -- List of subsidiaries of the Company
      23.1+   -- Consent of Arthur Andersen LLP
      99.1+   -- Temporary Note

--------------
+ Included with this filing.