Form 10-Q
period 2002-03-31
METALS USA INC
filed 2002-05-16
CIK 1038363

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

                  For the quarterly period ended March 31, 2002

                         Commission File Number 1-13123

                        --------------------------------

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

                        --------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Number of shares of common stock outstanding at May 14, 2002: 36,509,972

================================================================================

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

     THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS INCLUDE GENERAL ECONOMIC AND BUSINESS CONDITIONS, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS, CHANGING PRICES AND MARKET CONDITIONS, AND THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. READERS SHOULD REFER TO "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS" INCLUDED IN THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 FOR RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I. -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Unaudited Consolidated Balance Sheets at March 31, 2002 and
             December 31, 2001...............................................................................     3
           Unaudited Consolidated Statements of Operations for the three months ended
             March 31, 2002 and 2001.........................................................................     4
           Unaudited Consolidated Statements of Cash Flows for the three months ended
             March 31, 2002 and 2001.........................................................................     5
           Condensed Notes to Unaudited Consolidated Financial Statements....................................     6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................................................    14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......................................    23


PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................    24
ITEM 5.    OTHER INFORMATION.................................................................................    24
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................    24
ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ........................................................................    24
SIGNATURE ...................................................................................................    25

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                 2002            2001
                                                                                             -----------      ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents, including restricted cash of $3.0 .......................      $     25.2       $       75.2
   Accounts receivable, net of allowance of $6.7 and $7.3, respectively ...............           163.1              150.1
   Inventories ........................................................................           247.8              236.1
   Prepaid expenses and other .........................................................            29.7               26.0
   Operations held for sale ...........................................................            35.3               49.1
                                                                                             -----------      ------------
         Total current assets .........................................................           501.1              536.5
Property and equipment, net ...........................................................           146.9              148.9
Other assets, net .....................................................................             6.6                4.5
                                                                                             -----------      ------------
         Total assets .................................................................      $    654.6       $      689.9
                                                                                             ===========      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Post petition liabilities:
     Accounts payable .................................................................      $     19.8       $       16.3
     Accrued liabilities ..............................................................            22.0               17.0
   Operations held for sale, including pre-petition liabilities subject to compromise .            16.0               17.4
   Pre-petition accrued liabilities - not subject to compromise .......................             5.5                8.4
   Post-petition and pre-petition debt - not subject to compromise ....................           269.2              301.9
                                                                                             -----------      ------------
         Total current liabilities ....................................................           332.5              361.0
Pre-petition liabilities - subject to compromise ......................................           364.1              364.0
                                                                                             -----------      ------------
         Total liabilities ............................................................           696.6              725.0
                                                                                             -----------      ------------
Commitments and contingencies
Stockholders' deficit:
   Common stock, $.01 par, 203,122,914 shares authorized, 36,509,972
       shares issued and outstanding ..................................................              .4                 .4
   Additional paid-in capital .........................................................           247.7              247.7
   Retained deficit ...................................................................          (290.1)            (283.2)
                                                                                             -----------      ------------
         Total stockholders' deficit ..................................................           (42.0)             (35.1)
                                                                                             -----------      ------------
         Total liabilities and stockholders' deficit ..................................      $    654.6       $      689.9
                                                                                             ===========      ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        2002              2001
                                                                                     ---------         ---------
Net sales .......................................................................    $   317.7         $   436.0
Cost of sales ...................................................................        243.9             338.4
                                                                                     ---------         ---------
          Gross profit ..........................................................         73.8              97.6
Operating costs and expenses:
   Operating and delivery .......................................................         41.8              53.8
   Selling, general and administrative ..........................................         30.3              37.3
   Depreciation and amortization ................................................          2.6               6.9
                                                                                     ---------         ---------
          Operating loss ........................................................         (0.9)             (0.4)
Other (income) expense:
   Interest and securitization expense ..........................................          5.3              15.2
    Other (income) expense, net .................................................         (0.6)             (0.2)
   Reorganization expenses ......................................................          3.0                --
                                                                                     ---------         ---------
          Net loss before income taxes and extraordinary charge .................         (8.6)            (15.4)
Benefit for income taxes ........................................................         (1.7)             (5.2)
                                                                                     ---------         ---------
          Net loss before extraordinary charge ..................................         (6.9)            (10.2)
Extraordinary charge from early extinguishment of debt, net of income taxes .....           --               1.8
                                                                                     ---------         ---------
           Net loss .............................................................    $    (6.9)        $   (12.0)
                                                                                     =========         =========
 Loss per share - basic
     Before extraordinary item ..................................................    $   (0.19)        $   (0.28)

     Extraordinary item .........................................................           --             (0.05)
                                                                                     ---------         ---------
         Total ..................................................................    $   (0.19)        $   (0.33)
                                                                                     =========         =========

 Loss per share - assuming dilution
     Before extraordinary item ..................................................    $   (0.19)        $   (0.28)

     Extraordinary item .........................................................           --             (0.05)
                                                                                     ---------         ---------
         Total ..................................................................    $   (0.19)        $   (0.33)
                                                                                     =========         =========

 Number of common shares used in the per share calculations:
    Loss per share - basic ......................................................         36.5              36.5
                                                                                     =========         =========
     Loss per share - assuming dilution .........................................         36.5              36.5
                                                                                     =========         =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         -------------------------
                                                                                           2002             2001
                                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .......................................................................    $   (6.9)       $  (12.0)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
          Gain on sale of property and equipment ....................................        (0.6)             --

       Provision for bad debts ......................................................         1.1             1.0
       Depreciation and amortization ................................................         2.6             6.9
       Extraordinary charge for early extinguishment of debt ........................          --             2.9
       Reorganization expenses ......................................................        (3.1)             --
       Changes in operating assets and liabilities, net of non-cash transactions:
         Accounts receivable ........................................................       (11.7)          (10.9)
         Inventories ................................................................        (8.7)           33.5
         Prepaid expenses and other assets ..........................................        (2.6)            3.0
         Accounts payable and accrued liabilities ...................................         8.1            21.1
       Other operating ..............................................................        (0.7)            1.1
                                                                                         ---------       ---------
           Net cash provided by (used in) operating activities ......................       (22.5)           46.6
                                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repurchase of securitized receivables ..........................................          --          (100.0)
     Proceeds from sale of operations held for sale .................................         8.8              --
     Purchases of property and equipment ............................................        (1.0)           (6.4)
     Other investing ................................................................          --             0.1
                                                                                         ---------       ---------
           Net cash provided by (used in) investing activities ......................         7.8          (106.3)
                                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on DIP Financing ................................................       245.5              --
     Net borrowings (repayments) on credit facilities ...............................      (278.2)           74.1
     Net repayments on long-term debt ...............................................          --            (0.4)
     Payment of dividends ...........................................................          --            (1.1)
     Debt issuance costs ............................................................        (2.6)           (7.2)
     Other financing ................................................................          --            (1.3)
                                                                                         ---------       ---------
           Net cash provided by (used in) financing activities ......................       (35.3)           64.1
                                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................       (50.0)            4.4
CASH AND CASH EQUIVALENTS, beginning of period ......................................        75.2             3.8
                                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ............................................    $   25.2        $    8.2
                                                                                         =========       =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION, BASIS OF PRESENTATION AND CHAPTER 11 PROCEEDINGS

     ORGANIZATION

     Metals USA, Inc., a Delaware corporation, ("Metals USA") is a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. The Company was founded on July 3, 1996 and commenced substantial operations on July 11, 1997 with the concurrent consummation of its initial public offering and acquisition of eight metal processing companies. From July 1997 through early 2001, Metals USA acquired numerous additional metal processing companies and businesses. References herein to the "Company" include Metals USA and its subsidiaries.

     The Company sells to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. During 2000 and 2001, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, as well as others, caused the Company to seek protection under U.S. bankruptcy laws in November 2001. The Company expects to file a plan of reorganization with the Bankruptcy Court in August 2002. This plan and other matters related to the bankruptcy proceedings in general are discussed below under the caption "Chapter 11 Proceedings".

     BASIS OF PRESENTATION

     The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2001. Any capitalized terms used but not specifically defined herein have the same meaning given to them in the Form 10-K.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Due to the uncertainty related to the bankruptcy proceedings, there can be no assurance that the current carrying values of the Company's assets will be realized or that the Company's liabilities will be settled for the amounts recorded. The financial statements are prepared in accordance with the AICPA's Statement of Position
(SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Notes 4 and 5). As of March 31, 2002, a total of $28.9 of secured borrowings and related interest outstanding under the Industrial Revenue Bonds and capital leases and accrued liabilities approved for payment by the Bankruptcy Court are not subject to compromise. All remaining unsecured liabilities arising before November 14, 2001 are subject to compromise. In addition, in

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 8 5/8% Senior Subordinated Notes ("Subordinated Notes") as of the Chapter 11 Filing date as this debt is subject to compromise. In January 2002, the Company obtained debtor-in-possession financing ("DIP Financing") and retired its pre-petition secured credit facilities in the amount of $278.2. The DIP Financing is a post-petition liability and, therefore, not subject to compromise.

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

     EXTRAORDINARY ITEM -- During the first quarter of 2001, the Company refinanced its previous credit facility with a $450.0 credit facility. In connection with this refinancing, the Company recorded an extraordinary charge of $2.9, before a tax benefit of $1.1, to write off the balance of unamortized deferred debt issuance costs related to the former credit facility.

     NEW ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Accounting for Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 142 is effective for the Company beginning January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, the adoption of SFAS 142 did not have any impact on the Company's financial position or results of operations. SFAS 142 requires proforma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no proforma information has been presented. The goodwill amortization for the three months ended March 31, 2001 was $2.0.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. The adoption had no impact on the Company's financial statements as of March 31, 2002. However, beginning in the second quarter of 2002, the Company will be required to report the divestitures announced on April 5, 2002 as discontinued operations (see Note 11).

     CHAPTER 11 PROCEEDINGS

     On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Filing"), in the United States Bankruptcy Court, Southern District of Texas, Houston Division ("Bankruptcy Court").

     The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will permit the Company to preserve cash and restructure its debt. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, the Company may assume favorable pre-petition contracts and leases, reject unfavorable leases and contracts and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is the primary objective. The Company expects to propose a plan of reorganization to the Bankruptcy Court in August 2002. When filed, a plan of reorganization will set forth the means for treating claims, including liabilities subject to compromise. The plan of reorganization will, in all probability, result in significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require acceptance by all classes of claimants as required under the Bankruptcy Code and approval of the Bankruptcy Court.

     Certain liabilities outstanding as of the date of the Chapter 11 Filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. The Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by the Company's accounting records. The Bankruptcy Court has set July 8, 2002 as the "Bar Date", the date for which all claims are required to be submitted. There can be no assurance that the carrying value of the assets as of March 31, 2002 will not be adversely affected by these proceedings.

     The Company incurred $3.0 of reorganization expenses associated with the Chapter 11 Proceedings during the three months ended March 31, 2002. These expenses consisted primarily of professional fees.

2.   EARNINGS PER SHARE

     The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic earnings per share ("Earnings per Share - Basic") and diluted earnings per share ("Earnings per Share -

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

Assuming Dilution"). Earnings per Share - Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share - Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Because these securities were antidilutive, they were not included in the net loss calculation for the three months ended March 31, 2002 and 2001, respectively. The number of shares used in the per share calculations were 36.5 for the three months ended March 31, 2002 and 2001, respectively.

3.   INVENTORIES

     Inventories consist of the following:

                                                                                                   MARCH 31,     DEC. 31,
                                                                                                     2002          2001
                                                                                                 -----------    ----------
      Raw materials --
           Plates and Shapes  ...........................................................        $      96.6    $     88.4
           Flat Rolled  .................................................................               96.9          92.6
           Building Products  ...........................................................               18.5          18.4
                                                                                                 -----------    ----------
               Total raw materials  .....................................................              212.0         199.4
                                                                                                 -----------    ----------
      Work-in-process and finished goods --
           Plates and Shapes  ...........................................................                1.5           2.0
           Flat Rolled  .................................................................               16.4          16.8
           Building Products  ...........................................................               17.9          17.9
                                                                                                 -----------    ----------
               Total work-in-process and finished goods  ................................               35.8          36.7
                                                                                                 -----------    ----------
      Less -- LIFO reserve  .............................................................                 --            --
                                                                                                 -----------    ----------
               Total  ...................................................................          $   247.8    $    236.1
                                                                                                 ===========    ==========

     The inventories of the operations held for sale, in the amount of $14.5 and $27.9, respectively, have been excluded from the inventory balances presented above.

4.   LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts. These liabilities are classified as noncurrent because settlement is not expected to occur prior to March 31, 2003.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

                                                                                            MARCH 31,      DEC. 31,
                                                                                              2002          2001
                                                                                            ---------      --------
     Subordinated Notes  .............................................................      $  200.0       $ 200.0
     Accounts payable  ...............................................................         149.2         144.7
     Accrued interest on Subordinated Notes  .........................................           4.3           4.3
     Other accrued liabilities........................................................          10.6          15.0
                                                                                            ---------      --------
          Total liabilities subject to compromise  ...................................      $  364.1       $ 364.0
                                                                                            =========      ========

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured Subordinated Notes that was not charged to earnings for the period from January 1, 2002 to March 31, 2002, was $4.3. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured or undersecured claims.

5.   DEBT

     Debt consists of the following:

                                                                                            MARCH 31,      DEC. 31,
                                                                                              2002          2001
                                                                                            --------       -------
     Post-petition secured debt not subject to compromise:
          Borrowings under the DIP Financing  ..........................................    $  245.8       $    --
     Pre-petition secured debt not subject to compromise:
          Borrowings under previous credit facilities  .................................          --         278.2
          Industrial Revenue Bonds (various issues)  ...................................        17.1          17.1
          Obligations under capital leases and other  ..................................         6.3           6.6
                                                                                            --------       -------
                                                                                            $  269.2       $ 301.9
                                                                                            ========       =======
     Unsecured debt subject to compromise:
          Subordinated Notes  ..........................................................    $  200.0       $ 200.0
                                                                                            ========       =======

     The weighted average interest rates under the Company's credit facilities for the three months ended March 31, 2002 and 2001 were 7.23% and 10.58%, respectively.

     DEBTOR-IN-POSSESSION FINANCING

     On January 2, 2002, the Company executed its DIP Financing with Bank of America and PNC Bank in the amount of $350.0. Initial borrowings of $278.2 were used to repay the outstanding balance under the previous credit facilities. The facility is composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bears interest at the bank's prime rate plus an

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

applicable margin of 2%, has an eighteen month term with two three-month extensions and is collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula is 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there are two sublimit loans in the amount of $31.0 on equipment and $30.0 on real estate. The $31.0 equipment loan is amortized at $0.5 per month with an additional $13.0 due on June 30, 2002 and $7.0 on December 31, 2002. Once retired, the Company may not borrow against these lines of credit. A commitment fee is payable on any unused portion of the DIP Financing. A letter of credit fee is payable for each letter of credit or credit support provided by the lenders. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. As of May 10, 2002, the balance outstanding under the DIP Financing was $235.5. Liquidity, defined as cash on hand of $17.6 plus availability under the DIP Financing of $29.2 was $46.8 as of May 10, 2002.

     Key financial covenants of the DIP Financing include maintenance of a fixed charge coverage ratio of 0.50 to 1.0 through April 30, 2002, increasing to 0.75 to 1.0 as of May 31, 2002 and 1.0 to 1.0 at June 30, 2002 and
thereafter, and the maintenance of minimum average availability of $5.0 through May 31, 2002, increasing to $10.0 at June 30, 2002. The fixed charge coverage ratio as of March 31, 2002 was 0.23 to 1.0, accordingly the Company was not in compliance as of that date. The Company is negotiating the operative terms of an amendment to the DIP Financing with regards to the fixed charge coverage ratio through May 31, 2002. Should the Company be unable to successfully negotiate an amendment among all the parties, it may be forced to petition the Bankruptcy Court for relief. Although the Company and the agent bank expect to execute an amendment, there can be no assurance that an agreement can be reached with the banking syndicate. Additionally, continued weakness in the U.S. economy may cause the Company's financial performance to fail to meet the covenants required by the DIP Financing in the future.

6.   COMMITMENTS AND CONTINGENCIES

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

7.   STOCKHOLDERS' EQUITY

     The last dividend paid by the Company was declared on March 28, 2001. It was paid on April 17, 2001 to Stockholders' of record on April 6, 2001. There have been no subsequent dividends declared.

8.   OPERATIONS HELD FOR SALE

     During the third quarter of 2001, due to various economic factors and in an effort to provide additional liquidity, the Company decided to sell certain assets of its plates and shapes business unit. Because the operations held for sale as of December 31, 2001 were initiated prior to the Company's adoption of SFAS No. 144 on January 1, 2002, the accounting for the disposal of these assets is governed by the provisions of SFAS

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This pronouncement requires that the operational results of the operations held for sale be recorded in income from continuing operations on the statement of operations with supplemental footnote disclosure of the assets, liabilities and results of operations.

     Operational information included in the consolidated statements of operations regarding the businesses classified as operations held for sale under SFAS 121 as of March 31, 2002 are as follows:

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                  ------------------
                                                                                                   2002        2001
                                                                                                  ------      ------
      Net sales  ...........................................................................      $ 17.6      $ 38.6
      Operating loss  ......................................................................        (1.3)       (0.1)

     While there can be no assurances as to the timing of these asset sales, management expects them to be sold within one year. Accordingly, the asset and liability amounts for operations held for sale have been classified as current assets and liabilities in the consolidating balance sheet as follows:

                                                                                               MARCH 31,            DEC. 31,
                                                                                                 2002                 2001
                                                                                               --------             --------
     Assets:
        Accounts receivable ....................................................               $  12.9              $  14.5
        Inventories and other ..................................................                  14.8                 28.5
        Property and equipment, net ............................................                  12.5                 16.4
        Reserves ...............................................................                  (4.9)               (10.3)
                                                                                               --------             --------
          Operations held for sale .............................................               $  35.3              $  49.1
                                                                                               ========             ========
     Liabilities :
        Post-petition liabilities - not subject to compromise ..................               $   2.7              $   3.0
        Accounts payable - subject to compromise ...............................                  12.9                 12.8
        Accrued liabilities - subject to compromise ............................                   0.4                  1.6
                                                                                               --------             --------
          Operations held for sale .............................................               $  16.0              $  17.4
                                                                                               ========             ========

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               -----------------------------
                                                                                                 2002                 2001
                                                                                               --------             --------
     Supplemental cash flow information:
         Cash paid for interest  ...............................................               $   4.8              $  19.7
         Cash paid (refunded) for income taxes  ................................                  (0.8)                (5.4)

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

10.  SEGMENT AND RELATED INFORMATION

     The following table shows summarized financial information concerning the Company's reportable segments.


                                                             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------------------------------------------------
                                                    PLATES AND                    BUILDING     CORPORATE
                                                      SHAPES       FLAT ROLLED    PRODUCTS     AND OTHER       TOTAL
                                                  -------------- -------------- ------------- ------------ -------------
        2002:
          Net sales  ..........................   $    134.5     $    157.2     $      32.5   $       (6.5)  $     317.7
          Operating income (loss)  ............          1.0            3.2             0.4           (5.5)         (0.9)
          Total assets  .......................        224.8          217.4            88.4          124.0         654.6
          Capital expenditures  ...............          0.3            0.2             0.4            0.1           1.0
          Depreciation and amortization........          0.9            0.9             0.5            0.3           2.6
        2001:
          Net sales  ..........................   $    210.6     $    203.6     $      31.0    $      (9.2)  $     436.0
          Operating income (loss)  ............          2.2            3.2            (1.7)          (4.1)         (0.4)
          Total assets  .......................        414.2          324.1           122.4          326.9       1,187.6
          Capital expenditures  ...............          1.2            3.0             1.8            0.4           6.4
          Depreciation and amortization........          2.8            2.0             0.7            1.4           6.9

11.  SUBSEQUENT EVENT

     On April 5, 2002, the Company announced planned divestitures of eleven additional business units that will result in a significant downsizing of the Company. The Company anticipates selling these assets to raise proceeds that will be utilized to reduce indebtedness and improve liquidity. These divestitures are a part of the Company's reorganization plan that is currently being developed for the Bankruptcy Court. These divestitures, along with previously announced divestitures, had a carrying value at March 31, 2002 of approximately $146.0 and are expected to generate proceeds of approximately $100.0 to $120.0, which would result in an additional impairment. The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Because the decision to dispose of the eleven additional business units was made subsequent to March 31, 2002, the assets were not classified as "assets-held-for- sale" on the accompanying balance sheet. These divestitures represented $67.6 of our revenues and $0.3 of operating income for the three months ended March 31, 2002.

     The accounting for the disposal of the operations placed into the "held for sale" category during the second quarter of 2002 will be governed by the provisions of SFAS No. 144. This pronouncement will require that the operational results of the "assets-held-for-sale" be recorded as discontinued operations in the statement of operations with separate earnings per share disclosure and supplemental footnote disclosure of the assets and liabilities beginning in the second quarter of 2002.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical consolidated financial statements of Metals USA, Inc. and related notes thereto included in Part I, Item 1 of this Report and the Company's audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Unless otherwise indicated, all references to the "Company," "we," "us," "our" or other similar terms herein are intended to refer to Metals USA, Inc. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to "Factors Which May Affect Future Operating Results" included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for risk factors.

     OVERVIEW

     We are a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. We sell to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment, and machinery and equipment manufacturers. During 2000 and 2001, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, as well as others, caused us to seek protection under U.S. bankruptcy laws in November 2001.

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

     The goal of the Chapter 11 Filing is to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing will

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

permit us to preserve cash and restructure our debt. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, we may assume favorable pre-petition contracts and leases, reject unfavorable contracts and leases and sell or otherwise dispose of assets. The confirmation of a plan of reorganization is our primary objective. We expect to propose a plan of reorganization to the Bankruptcy Court in August 2002. When filed, the plan of reorganization will set forth the means for treating claims, including liabilities subject to compromise. The plan of reorganization will, in all probability, result in significant dilution of equity interests as a result of issuance of equity securities to creditors or new investors. The confirmation of any plan of reorganization will require acceptance by all classes of claimants as required under the Bankruptcy Code and approval of the Bankruptcy Court. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of our assets is compared to the liabilities and claims against us. There can be no assurance as to what value, if any, will be ascribed to our Common Stock in the bankruptcy proceedings.

     The consolidated financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the Bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. As of March 31, 2002, a total of $28.9 million of secured borrowings and related interest outstanding under the Industrial Revenue Bonds and capital leases and accrued liabilities approved by the Bankruptcy Court are not subject to compromise. All remaining unsecured liabilities arising before November 14, 2001 are subject to compromise. In addition, in accordance with the Bankruptcy Code, we discontinued accruing interest on Subordinated Notes as of the Chapter 11 Filing date as this debt is subject to compromise. Such amount totaled $4.3 million for the three months ended March 31, 2002 and $6.5 million since the Chapter 11 Filing date. In January 2002, the Company obtained $350.0 million in DIP Financing and retired its pre-petition secured credit facilities in the amount of $278.2 million. The DIP Financing is a post-petition liability and is not subject to compromise.

     CRITICAL ACCOUNTING POLICIES

     In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

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

     REVENUE RECOGNITION -- We recognize revenues as products are shipped.

     IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets are comprised principally of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

     REORGANIZATION EXPENSES. Reorganization expenses include all costs and expenses directly attributable to the Chapter 11 Proceedings.

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

RESULTS OF OPERATIONS - CONSOLIDATED

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------------------------------------
                                                                     2002              %              2001               %
                                                                   --------         --------        --------          -------
                                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales ..............................................           $  317.7          100.0%         $  436.0          100.0%
Cost of sales ..........................................              243.9           76.8%            338.4           77.6%
                                                                   --------         --------        --------          -------
     Gross profit ......................................               73.8           23.2%             97.6           22.4%
Operating and delivery .................................               41.8           13.2%             53.8           12.3%
Selling, general and administrative ....................               30.3            9.5%             37.3            8.5%
Depreciation and amortization ..........................                2.6            0.8%              6.9            1.6%
                                                                   --------         --------        --------          -------
     Operating loss ....................................               (0.9)          (0.3)%            (0.4)           0.0%
Interest and securitization expense ....................                5.3            1.7%             15.2            3.5%
Other (income) expense, net ............................               (0.6)          (0.2)%            (0.2)           0.0%
Reorganization expenses ................................                3.0            0.9%               --             --
                                                                   --------         --------        --------          -------
     Loss before income taxes ..........................           $   (8.6)          (2.7)%        $  (15.4)          (3.5)%
                                                                   ========         ========        ========          =======

CONSOLIDATED RESULTS -- THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

     NET SALES. Net sales decreased $118.3 million, or 27.1%, from $436.0 million for the three months ended March 31, 2001 to $317.7 million for the three months ended March 31, 2002. The decrease in net sales was principally due to decreased shipments in substantially all product lines, which overall declined by 24.0%.

     COST OF SALES. Cost of sales decreased $94.5 million, or 27.9%, from $338.4 million for the three months ended March 31, 2001, to $243.9 million for the three months ended March 31, 2002. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the three months ended March 31, 2002 improved to 76.8% versus 77.6% for the three months ended March 31, 2001. This increase in gross profit percentage was the result of a 5.1% decrease in the average cost per ton versus a 4.1% decrease in the average sales price per ton.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $12.0 million, or 22.3%, from $53.8 million for the three months ended March 31, 2001 to $41.8 million for the three months ended March 31, 2002. The decrease in operating and delivery expenses was principally due to the decreased shipments described above and to a lesser extent, reductions in the Company's workforce as product demand declined. As a percentage of net sales, operating and delivery expenses increased from 12.3% for the three months ended March 31, 2001 to 13.2% for the three months ended March 31, 2002. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $7.0 million, or 18.8%, from $37.3 million for the three months ended March 31, 2001 to $30.3 million for the three months ended March 31, 2002. This decrease in selling, general and administrative expenses was primarily attributable to a decrease in sales and to a lesser extent, reductions in the Company's workforce as product demand declined. As a percentage of net sales, selling, general and administrative expenses increased from 8.5% for the three months ended March 31, 2001 to 9.5% for the three months ended March 31, 2002. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $4.3 million or 62.3%, from $6.9 million for the three months ended March 31, 2001 to $2.6 million for the three months ended March 31, 2002. This decrease was due to the asset impairments that were recorded for property and equipment and goodwill as of December 31, 2001. The goodwill amortization for the three months ended March 31, 2001 was $2.0 million.

     OPERATING INCOME (LOSS). Operating loss increased $0.5 million, from a $0.4 million loss for the three months ended March 31, 2001 to a $0.9 million loss for the three months ended March 31, 2002. The increase in operating loss was primarily attributable to decreased product shipments and the corresponding gross margin dollars, partially offset by cost reductions. As a percentage of net sales, operating loss increased from 0.0% for the three months ended March 31, 2001 to (0.3)% for the three months ended March 31, 2002.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense decreased $9.9 million, or 65.1%, from $15.2 million for the three months ended March 31, 2001 to $5.3 million for the three months ended March 31, 2002. The decrease in interest expense was primarily due to decreased debt levels, lower interest rates, decreased amortization of debt issuance costs and the discontinuance of accruing interest on the Subordinated Notes of $4.3 million as this liability is subject to compromise in the Chapter 11 proceedings.

     OTHER (INCOME) EXPENSE, NET. Other income increased $0.4 million, from $0.2 million for the three months ended March 31, 2001 to $0.6 million for the three months ended March 31, 2002.

     REORGANIZATION EXPENSES. Reorganization expenses in the amount of $3.0 million for the three months ended March 31, 2002 consist entirely of professional fees associated with the Chapter 11 Proceedings. The Company is required to pay all costs and expenses associated with the Chapter 11 Proceedings that are approved by the Bankruptcy Court, including the professional fees of the secured lenders providing the DIP Financing, the unsecured creditors and those incurred by the Company. The Company expects these professional fees to approximate $1.0 to $1.5 million per month for the foreseeable future.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

SEGMENT RESULTS -- THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

                                                                 THREE MONTHS ENDED MARCH 31,
                                   ---------------------------------------------------------------------------------------------
                                                            OPERATING               OPERATING
                                     NET                    COSTS AND                 INCOME                 CAPITAL      TONS
                                    SALES            %      EXPENSES         %        (LOSS)          %      SPENDING    SHIPPED
                                   ---------     --------   ---------     -------   ---------    ---------   --------    -------
                                                    (IN MILLIONS, EXCEPT PERCENTAGES AND TONS IN THOUSANDS)
2002:
Plates and Shapes ............     $  134.5        42.3%    $  133.5        41.9%    $   1.0       (111.1)%      0.3      235
Flat Rolled ..................        157.2        49.5%       154.0        48.3%        3.2       (355.6)%      0.2      256
Building Products ............         32.5        10.2%        32.1        10.1%        0.4        (44.4)%      0.4       --
Corporate and other ..........         (6.5)       (2.0)%       (1.0)       (0.3)%      (5.5)       611.1%       0.1      (14)
                                   ---------     --------   ---------     -------   ---------    ---------   --------    -------
   Total .....................     $  317.7       100.0%    $  318.6       100.0%    $  (0.9)       100.0%    $  1.0      477
                                   =========     ========   =========     =======   =========    =========   ========    =======
2001:
Plates and Shapes ............     $  210.6        48.3%    $  208.4        47.8%    $   2.2       (550.0)%   $  1.2      331
Flat Rolled ..................        203.6        46.7%       200.4        45.9%        3.2       (800.0)%      3.0      318
Building Products ............         31.0         7.1%        32.7         7.5%       (1.7)       425.0%       1.8       --
Corporate and other ..........         (9.2)       (2.1)%       (5.1)       (1.2)%      (4.1)      1025.0%       0.4      (21)
                                   ---------     --------   ---------     -------   ---------    ---------   --------    -------
   Total .....................     $  436.0       100.0%    $  436.4       100.0%    $  (0.4)       100.0%    $  6.4      628
                                   =========     ========   =========     =======   =========    =========   ========    =======

     PLATES AND SHAPES. Net sales decreased $76.1 million, or 36.1%, from $210.6 million for the three months ended March 31, 2001 to $134.5 million for the three months ended March 31, 2002. Product shipments declined 29.0% and average sales prices decreased 10.0% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Operating costs and expenses decreased $74.9 million, or 35.9%, from $208.4 million for the three months ended March 31, 2001 to $133.5 million for the three months ended March 31, 2002. Operating costs and expenses as a percentage of net sales increased from 99.0% for the three months ended March 31, 2001 to 99.3% for the three months ended March 31, 2002, primarily due to lower shipments and lower sales prices offset by a 11.3% decrease in the cost of raw materials. Operating income decreased by $1.2 million, or 54.5%, from $2.2 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. This decrease is primarily due to the decreased shipments as well as the decrease in average sales prices partially offset by the lower cost of raw materials. Operating income as a percentage of net sales decreased from 1.0% for the three months ended March 31, 2001 to 0.7% for the three months ended March 31, 2002.

     FLAT ROLLED. Net sales decreased $46.4 million, or 22.8%, from $203.6 million for the three months ended March 31, 2001 to $157.2 million for the three months ended March 31, 2002. This decrease is primarily due to a 19.5% decline in shipments for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 and a 4.1% decrease in the average sales price per ton. Shipment were down, in part due to an industry wide imbalance in flat-rolled steel. This imbalance was due to the anticipated steel tariffs imposed by the U.S. government in March 2002 which limited imported material, and the shut down of certain domestic suppliers in conjunction with their inability to emerge from bankruptcy. Operating costs and expenses decreased $46.4 million, or 23.2%, from $200.4 million for the three months ended March 31, 2001 to $154.0 million for the three months ended March 31, 2002. This decrease was primarily attributable to lower shipments and a 3.6% decrease in the average cost per ton. Operating costs and expenses as a

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

percentage of net sales, decreased from 98.4% for the three months ended March 31, 2001 to 98.0% for the three months ended March 31, 2002. Operating income was stable at $3.2 million for both the three months ended March 31, 2001 and March 31, 2002. Operating income as a percentage of net sales increased from 1.6% for the three months ended March 31, 2001 to 2.0% for the three months ended March 31, 2002.

     BUILDING PRODUCTS. Net sales increased $1.5 million, or 4.8%, from $31.0 million for the three months ended March 31, 2001 to $32.5 million for the three months ended March 31, 2002. The increase in net sales was principally due to a higher demand for these products. Operating costs and expenses decreased $0.6 million, or 1.8%, from $32.7 million for the three months ended March 31, 2001 to $32.1 million for the three months ended March 31, 2002. Operating costs and expenses as a percentage of net sales decreased from 105.5% for the three months ended March 31, 2001 to 98.8% for the three months ended March 31, 2002. This improvement was due to lower operating expenses as well as a 3% improvement in the gross margins. Operating income increased by $2.1 million, from a loss of $1.7 million for the three months ended March 31, 2001 to $0.4 million of income for the three months ended March 31, 2002, principally due to the improved profit margins. Operating income as a percentage of net sales increased from (5.5)% for the three months ended March 31, 2001 to 1.2% for the three months ended March 31, 2002.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charge recorded during the current quarter. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $1.4 million, from $(4.1) million for the three months ended March 31, 2001 to $(5.5) million for the three months ended March 31, 2002. This increase is primarily attributable to the increased cost of employee health insurance.

LIQUIDITY AND CAPITAL RESOURCES

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

     For the three months ended March 31, 2002 we had negative free cash flow of $14.7 million, a decrease of $54.9 million as compared to positive free cash flow of $40.2 million for the three months ended March 31, 2001, excluding $100.0 million related to the repurchase of securitized receivables. Free cash flow in 2002 consisted primarily of negative cash flow from 2002 operations of $6.9 million plus a $11.7 million increase in accounts receivable, a $8.7 million increase in inventories and a $2.6 million increase in prepaid expenses and other assets, partially offset by an $8.1 million increase in accounts payable and accrued liabilities and $8.8 million in proceeds from the sale of property and equipment.

     Net cash used in financing activities was $35.3 million for 2002 and consisted primarily of net repayments of borrowings on the DIP Financing of $32.7 million and debt issuance costs incurred on the DIP Financing of $2.6 million. Net cash provided by financing activities was $64.1 million for 2001 and consisted primarily of borrowings from credit facilities of $74.1 million, partially offset by $7.2 million of debt issuance costs incurred on the credit facilities.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     At March 31, 2002, we had cash of $25.2 million and working capital of $168.3 million, excluding $364.1 million of pre-petition liabilities that were subject to compromise. At December 31, 2001, we had cash of $75.2 million, working capital of $175.5 million, excluding $364.0 million of pre-petition liabilities that were subject to compromise. The lower cash balance at March 31, 2002 compared to December 31, 2001 was primarily due to net repayments on the DIP Financing and credit facilities of $32.7 million.

     On January 2, 2002, the Company executed its DIP Financing with Bank of America and PNC Bank in the amount of $350.0 million. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. The facility is composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bears interest at the bank's prime rate plus an applicable margin of 2%, has an eighteen month term with two three-month extensions and is collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula is 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there are two sublimit loans in the amount of $31.0 million on equipment and $30.0 million on real estate. The $31.0 million equipment loan is amortized at $0.5 million per month with an additional $13.0 million due on June 30, 2002 and $7.0 million on December 31, 2002, such amounts coinciding with anticipated divestitures. Once retired, the Company may not borrow against these lines of credit. A commitment fee is payable on any unused portion of the DIP Financing. A letter of credit fee is payable for each letter of credit or credit support provided by the lenders. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. As of May 10, 2002, the balance outstanding under the DIP Financing was $235.5 million. Liquidity, defined as cash on hand of $17.6 million plus availability under the DIP Financing of $29.2 million was $46.8 million as of May 10, 2002.

     Key financial covenants of the DIP Financing include maintenance of a fixed charge coverage ratio of 0.50 to 1.0 through April 30, 2002, increasing to 0.75 to 1.0 as of May 31, 2002 and 1.0 to 1.0 at June 30, 2002 and
thereafter, and the maintenance of minimum average availability of $5.0 million through May 31, 2002, increasing to $10.0 million at June 30, 2002. The fixed charge coverage ratio as of March 31, 2002 was 0.23 to 1.0, accordingly the Company was not in compliance as of that date. The Company is negotiating the operative terms of an amendment to the DIP Financing with regards to the fixed charge coverage ratio through May 31, 2002. Should the Company be unable to successfully negotiate an amendment among all the parties, it may be forced to petition the Bankruptcy Court for relief. Although the Company and the agent bank expect to execute an amendment, there can be no assurance that an agreement can be reached with the banking syndicate. Additionally, continued weakness in the U.S. economy may cause the Company's financial performance to fail to meet the covenants required by the DIP Financing in the future.

     On April 5, 2002, the Company announced planned divestitures of eleven additional business units that will result in a significant downsizing of the Company. The Company anticipates selling these assets to raise proceeds that will be utilized to reduce indebtedness and improve liquidity. These divestitures are a part of the Company's reorganization plan that is currently being developed for the Bankruptcy Court. These divestitures, along with previously announced divestitures, had a carrying value at March 31, 2002 of approximately $146.0 million and are expected to generate proceeds of approximately $100.0 to $120.0 million, which would result in an additional impairment. The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Because the decision to dispose of the eleven

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

additional business units was made subsequent to March 31, 2002, the assets were not classified as "assets-held-for-sale" on the accompanying balance sheet. These divestitures represented $67.6 million of our revenues and $0.3 million of operating income for the three months ended March 31, 2002.

     COMMITMENTS AND CONTINGENCIES

     We have experienced no material change in our future contractual obligations since December 31, 2001. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, we may assume favorable pre-petition contracts and leases and reject unfavorable leases and contracts.

     INDUSTRY TRENDS AND UNCERTAINTIES

     The steel industry has declined substantially over the last four years. Steel prices in the U.S. are currently at a twenty (20) year low and thirty-one
(31) steel producers have filed for bankruptcy protection. Effective March 20, 2002, increased tariffs of between 8% and 30% were imposed on most imported steel. The purpose of these increases was to assist the financially troubled U.S. steel industry. These tariffs are primarily for the benefit of steel producers. Our company does not produce any steel, however, service centers generally benefit from rising steel prices. During the initial period whereby prices are rising, we will have to fund the purchase of higher cost material as the lower cost material is sold. This negative impact on cash flow will continue until prices stabilize, and will be offset by higher sales prices from sales of existing inventory. Historically, we collect the substantial majority of our receivables in less than sixty days.

     Recently and due to the tariffs, procuring steel products for our Flat Rolled Group has been increasingly difficult. The delay in obtaining these products may result in delay in meeting current customer demands. In addition, our Plates and Shapes Group has experienced weak demand for its products. These delays and weak demand could adversely affect our revenues.

     The proceeds from the announced divestitures will be used to reduce our indebtedness and improve our liquidity. These divestitures are an important part of our reorganization plan we intend to propose to the Bankruptcy Court by August 2002. The inability to conclude the sale of these assets could have a material adverse effect on our reorganization plan. In addition, our reorganization plan will contain several strategies for consolidating operations, reducing cost structures and retaining key employees. There can be no assurance we can execute the reorganization plan that is ultimately accepted by the Bankruptcy Court.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 142 is effective for the Company beginning January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, the adoption of SFAS 142 did not have any impact on the Company's financial position or results of operations. SFAS 142

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

requires proforma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no proforma information has been presented. The goodwill amortization for the three months ended March 31, 2001 was $2.0 million.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS, REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS 144, addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. The adoption had no impact on the Company's financial statements as of March 31, 2002. However, beginning in the second quarter of 2002, the Company will be required to report the divestitures announced on April 5, 2002 as discontinued operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relate primarily to our DIP Financing. The outstanding balance of $235.5 million as of May 10, 2002 is subject to interest rate risks. A hypothetical 1% increase in interest rates would increase our interest expense by $2.4 million per annum.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11. We continue to operate our business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors are required to submit proofs of claim. The Bankruptcy Court has set July 8, 2002 as the "Bar Date", the date for which all claims are required to be submitted.

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

ITEM 5.   OTHER INFORMATION

     On April 5, 2002, the Company announced planned divestitures of eleven additional business units that will result in a significant downsizing of the Company. The Company anticipates selling these assets to raise proceeds that will be utilized to reduce indebtedness and improve liquidity. These divestitures are a part of the Company's reorganization plan that is currently being developed for the Bankruptcy Court. These divestitures, along with previously announced divestitures, had a carrying value at March 31, 2002 of approximately $146.0 million and are expected to generate proceeds of approximately $100.0 to $120.0 million, which would result in an additional impairment. The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  EXHIBITS:

              21   List of Subsidiaries of the Company

          B.  REPORTS ON FORM 8-K:

              None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

                                                       METALS USA, INC.

Date:  May 16, 2002                           By: /s/  TERRY L. FREEMAN
                                                  ------------------------------
                                                       Terry L. Freeman
                                                     Senior Vice President
                                                   and Chief Accounting Officer