Form 10-Q
period 2002-06-30
METALS USA INC
filed 2002-08-14
CIK 1038363

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                           --------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Number of shares of common stock outstanding at August 14, 2002: 36,509,972

================================================================================

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Unaudited Consolidated Balance Sheets at June 30, 2002 and
     December 31, 2001.............................................................................     2
   Unaudited Consolidated Statements of Operations for the three and six months ended
     June 30, 2002 and 2001........................................................................     3
   Unaudited Consolidated Statements of Cash Flows for the six months ended
     June 30, 2002 and 2001........................................................................     4
   Condensed Notes to Unaudited Consolidated Financial Statements..................................     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..................................................................    16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................    31

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..........................................................................    32
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .................................................    32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................    32
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................................................    33

SIGNATURE  ........................................................................................    34

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                                JUNE 30,     DECEMBER 31,
                                                                                                  2002          2001
                                                                                               ----------    ------------
                                          ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of $2.2 and $3.0, respectively         $     29.8    $       75.2
   Accounts receivable, net of allowance of $6.4 and $6.4, respectively ..............              122.8           150.1
   Inventories  ......................................................................              198.4           236.1
   Prepaid expenses and other  .......................................................                7.0            26.0
   Operations held for sale  .........................................................              139.3            49.1
                                                                                               ----------    ------------
         Total current assets  .......................................................              497.3           536.5
Property and equipment, net  .........................................................              113.3           148.9
Other assets, net  ...................................................................                5.8             4.5
                                                                                               ----------    ------------
         Total assets  ...............................................................         $    616.4    $      689.9
                                                                                               ==========    ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Post petition liabilities:
     Accounts payable  ...............................................................         $     15.6    $       16.3
     Accrued liabilities  ............................................................               28.3            17.0
   Operations held for sale, including pre-petition liabilities subject to compromise                36.3            17.4
   Pre-petition accrued liabilities - not subject to compromise  .....................                4.5             8.4
   Post-petition and pre-petition debt - not subject to compromise  ..................              232.3           301.9
                                                                                               ----------    ------------
         Total current liabilities  ..................................................              317.0           361.0
Pre-petition liabilities - subject to compromise .....................................              348.7           364.0
                                                                                               ----------    ------------
         Total liabilities............................................................              665.7           725.0
                                                                                               ----------    ------------
Commitments and contingencies
Stockholders' deficit:
     Common stock, $.01 par, 203,122,914 shares authorized, 36,509,972 shares
       issued and outstanding  .......................................................                 .4              .4
     Additional paid-in capital  .....................................................              247.7           247.7
     Retained deficit  ...............................................................             (297.4)         (283.2)
                                                                                               ----------    ------------
         Total stockholders' deficit  ................................................              (49.3)          (35.1)
                                                                                               ----------    ------------
         Total liabilities and stockholders' deficit  ................................         $    616.4    $      689.9
                                                                                               ==========    ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                          ------------------     -----------------
                                                                            2002      2001         2002      2001
                                                                          --------  --------     -------   -------
Net sales  ....................................................           $  244.1  $  314.8     $ 484.3   $ 640.3
Cost of sales  ................................................              183.7     238.6       365.7     489.2
                                                                          --------  --------     -------   -------
      Gross profit ............................................               60.4      76.2       118.6     151.1
Operating costs and expenses:
   Operating and delivery  ....................................               29.4      36.6        61.9      75.6
   Selling, general and administrative  .......................               22.4      27.7        48.0      57.4
   Depreciation and amortization  .............................                2.3       5.4         4.2      10.7
   Asset impairments  .........................................                3.5        --         3.5        --
                                                                          --------  --------     -------   -------
      Operating income  .......................................                2.8       6.5         1.0       7.4
Other (income) expense:
   Interest and securitization expense  .......................                5.1      12.1        10.4      27.3
   Other (income) expense, net  ..............................                 0.2      (0.2)       (0.4)     (0.4)
   Reorganization expenses  ...................................                6.1        --         9.1        --
                                                                          --------  --------     -------   -------
      Loss before income taxes, discontinued operations and
        extraordinary charge ..................................               (8.6)     (5.4)      (18.1)    (19.5)
Benefit for income taxes  .....................................               (1.9)     (1.0)       (3.7)     (5.8)
                                                                          --------  --------     -------   -------
      Loss before discontinued operations and
        extraordinary charge ..................................               (6.7)     (4.4)      (14.4)    (13.7)
Discontinued operations, net of tax provision (benefit) .......               (0.5)     (0.6)        0.2      (1.5)
                                                                          --------  --------     -------   -------
      Loss before extraordinary charge  .......................               (7.2)     (5.0)      (14.2)    (15.2)
Extraordinary charge from early extinguishment of debt,
   net of income taxes ........................................                 --        --          --       1.8
                                                                          --------  --------     -------   -------
      Net loss  ...............................................           $   (7.2) $   (5.0)    $ (14.2)  $ (17.0)
                                                                          ========  ========     =======   =======

Net loss per share - basic and diluted
   Before discontinued operations and extraordinary item  .....           $   (.17) $   (.11)    $  (.36)  $  (.34)
   Discontinued operations  ...................................               (.03)     (.03)       (.03)     (.08)
   Extraordinary item .........................................                 --        --          --      (.05)
                                                                          --------  --------     -------   -------
      Total ...................................................           $   (.20) $   (.14)    $  (.39)  $  (.47)
                                                                          ========  ========     =======   =======

Number of common shares used in the per share calculations:
   Net loss per share - basic and diluted  ....................               36.5      36.5        36.5      36.5
                                                                          ========  ========     =======   =======

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................   $     (14.2)   $     (17.0)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
  Net (income) loss from discontinued operations ...........................          (0.2)           1.5
  Asset impairments ........................................................           3.5             --
  Gain on sale of property and equipment ...................................           (.4)            --
  Provision for bad debts ..................................................           2.6            2.0
  Depreciation and amortization ............................................           4.2           10.7
  Extraordinary charge from early extinguishment of debt ...................            --            2.9
  Changes in operating assets and liabilities, net of non-cash transactions:
    Accounts receivable ....................................................         (12.1)          (2.1)
    Inventories ............................................................         (19.0)          54.6
    Prepaid expenses and other .............................................          19.0           (1.5)
    Accounts payable and accrued liabilities ...............................          24.1           (2.4)
    Other operating ........................................................           0.1            0.1
                                                                               -----------    -----------
      Net cash provided by continuing operating activities .................           7.6           48.8
  Net cash provided by (used in) discontinued operating activities .........          (3.3)          14.3
                                                                               -----------    -----------
      Net cash provided by (used in) operations ............................           4.3           63.1
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repurchase of securitized receivables ....................................            --         (100.0)
  Proceeds from sale of operations held for sale ...........................          18.0            2.1
  Purchases of property and equipment ......................................          (1.5)         (10.3)
  Other investing ..........................................................            --            0.1
                                                                               -----------    -----------
       Net cash provided by (used in) investing activities .................          16.5         (108.1)
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on DIP Financing ..........................................         215.8             --
  Net borrowings (repayments) on credit facilities .........................        (278.2)          65.0
  Net repayments on long-term debt .........................................          (1.2)          (1.5)
  Payment of dividends .....................................................            --           (2.2)
  Debt issuance costs incurred .............................................          (2.6)          (7.4)
  Other financing ..........................................................            --           (1.4)
                                                                               -----------    -----------
       Net cash provided by (used in) financing activities .................         (66.2)          52.5
                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................         (45.4)           7.5
CASH AND CASH EQUIVALENTS, beginning of period .............................          75.2            3.8
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ...................................   $      29.8    $      11.3
                                                                               -----------    -----------

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION, BASIS OF PRESENTATION AND CHAPTER 11 PROCEEDINGS

     ORGANIZATION

     Metals USA, Inc., a Delaware corporation, together with its subsidiaries ("the Company") is a provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the U. S. Bankruptcy Code ("Chapter 11 Filing"), in the U. S. Bankruptcy Court, Southern District of Texas, Houston Division ("Bankruptcy Court").

     The Company sells to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. During 2000 and 2001, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, as well as others, caused the Company to seek protection under U.S. bankruptcy laws in November 2001. On June 21, 2002, the Company announced that it had reached an agreement with the Official Committee of Unsecured Creditors ("Creditors Committee") on the terms of a Plan of Reorganization ("Reorganization Plan") and expects to file the Reorganization Plan with the Bankruptcy Court in August 2002. The Reorganization Plan and other matters related to the bankruptcy proceedings in general are discussed below under the caption "Chapter 11 Proceedings" and
Note 7.

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Due to the uncertainty related to the bankruptcy proceedings, there can be no assurance that the current carrying values of the Company's assets will be realized or that the Company's liabilities will be settled for the amounts recorded. The financial statements are prepared in accordance with the AICPA's Statement of Position
(SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business,
(2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Notes 4 and 5) and (3) apply "Fresh-Start Reporting" rules upon emerging from Bankruptcy. As of June 30, 2002, a total of $21.6 of secured borrowings and related

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

interest outstanding under the Industrial Revenue Bonds and accrued liabilities approved for payment by the Bankruptcy Court are not subject to compromise. All remaining unsecured liabilities arising before November 14, 2001 are subject to compromise. In addition, in accordance with the Bankruptcy Code, the Company discontinued accruing interest on the 8 5/8% Senior Subordinated Notes ("Subordinated Notes") as of the Chapter 11 Filing date as this debt is subject to compromise. In January 2002, the Company obtained debtor-in-possession financing ("DIP Financing") and retired its pre-petition secured credit facilities with borrowings from the DIP Financing. The DIP Financing is a secured post-petition liability and, therefore, not subject to compromise.

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

     USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

     EXTRAORDINARY ITEM -- During the first quarter of 2001, the Company refinanced its credit facilities. In connection with this refinancing, the Company recorded an extraordinary charge of $2.9, before a tax benefit of $1.1, to write off the balance of unamortized deferred debt issuance costs related to the former credit facility.

     NEW ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangible Assets. SFAS 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under previous rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 142 was adopted by the Company on January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, the adoption of SFAS 142 did not have any impact on the Company's financial statements during 2002. SFAS 142 requires proforma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no proforma information has been presented. The goodwill amortization for the six months ended June 30, 2001 was $4.1.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. Beginning in the second quarter of 2002, the Company reported the divestitures announced on April 5, 2002 as discontinued operations (see Note 8). As a result of receiving bids on these divestitures, the Company recorded asset impairments of $3.5 as of June 30, 2002, such amount representing the difference between the anticipated sales price and the carrying value of the divested assets.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

     CHAPTER 11 PROCEEDINGS

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

     Certain liabilities outstanding as of the date of the Chapter 11 Filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. The Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by the Company's accounting records. The Bankruptcy Court set July 8, 2002 as the "Bar Date", the date by which creditors that disagree

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

with the scheduled information must file proofs of claims that arose prior to the Chapter 11 Filing. The Company is currently in the process of reconciling such claims and expects to finalize all claims and file such data with the Reorganization Plan discussed below.

     On June 21, 2002, the Company announced that it had reached an agreement with the Creditors Committee on the terms of the Reorganization Plan, subject to definitive documentation and obtaining the required approvals and exit financing. Under the agreed terms, the Reorganization Plan would provide that the Company's existing equity be extinguished and the unsecured creditors would receive 100% of the New Common Stock in the reorganized Company to discharge approximately $380.0 of unsecured debt. Holders of the existing equity will receive five-year warrants to purchase an aggregate of up to fifteen percent (15%) of the New Common Stock of the reorganized Company. The warrants will have an exercise price calculated at full recovery for all unsecured creditors, such price to be set forth in the disclosure statement. The New Common Stock and the New Common Stock underlying the warrants will be registered as soon as possible after the effective date of the Reorganization Plan. In addition, the Company will seek listing of the New Common Stock on a nationally recognized market or exchange. The Company cannot provide any assurance as to whether a market will develop for the warrants. All currently outstanding options and warrants of the Company will be cancelled on the effective date of the Reorganization Plan. The Reorganization Plan will provide for the establishment of a new equity incentive plan for employees to be administered by the Board of Directors of the newly reorganized Company. Additionally, the Board of Directors of the newly reorganized Company will consist of five or seven members at the discretion of the Creditors Committee and will include at least one executive officer from the reorganized Company. The Company expects to file this Reorganization Plan with the Bankruptcy Court in August 2002 and to ask the Bankruptcy Court to hold a hearing in September 2002 to determine the adequacy of the disclosure statements to be used for distribution and voter solicitation. Once the Bankruptcy Court approves the disclosure statement as having adequate information to permit an informed vote to accept or reject the Reorganization Plan, the Company will mail copies of the disclosure statement for a vote. At the Reorganization Plan confirmation hearing which is approximately 30 days following the disclosure statement hearing, the Bankruptcy Court will determine whether the voting classes have accepted the Reorganization Plan or rule that it is otherwise confirmable under applicable bankruptcy law. If the Reorganization Plan is confirmed, the Company will then be permitted to consummate the transactions described in the plan to emerge from bankruptcy. This is generally done within ten to fifteen days following the confirmation of the plan. Assuming the Reorganization Plan is accepted by the claim holders and the Bankruptcy Court grants the confirmation order within the time table set forth above, it is possible that the Company could emerge from bankruptcy in November 2002. Furthermore, if confirmed, the Reorganization Plan will require the Company to adopt Fresh-Start Reporting as specified by SOP-90-7. Fresh-Start Reporting is required upon a substantive change in control and requires upon the date of confirmation, that the reporting entity record its assets and liabilities at their fair values. Accordingly, the future carrying values of the Company's assets and liabilities may differ from the amounts shown at June 30, 2002. The Company expects the principal difference will relate to a further reduction in the carrying value of long-term assets. See Note 7.

     The Company incurred $9.1 of reorganization expenses associated with the Chapter 11 Proceedings during the six months ended June 30, 2002. These expenses consisted of professional and trustee fees and costs associated with the retention of employees.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

2.   EARNINGS PER SHARE

     The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires presentation of basic earnings per share ("Earnings per Share - Basic") and diluted earnings per share ("Earnings per Share - Assuming Dilution"). Earnings per Share - Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share - Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common shares were exercised or converted into common shares. Because these securities were antidilutive, they were not included in the net loss calculation for the three and six months ended June 30, 2002 and 2001, respectively. The number of shares used in the per share calculations were 36.5 for all periods presented.

3.   INVENTORIES

     Inventories consist of the following:

                                                          JUNE 30,      DEC. 31,
                                                            2002         2001
                                                        -----------   -----------
     Raw materials --
        Plates and Shapes ...........................   $      62.4   $      88.4
        Flat Rolled .................................          83.8          92.6
        Building Products ...........................          18.9          18.4
                                                        -----------   -----------
             Total raw materials ....................         165.1         199.4
                                                        -----------   -----------
     Work-in-process and finished goods --
        Plates and Shapes ...........................            --           2.0
        Flat Rolled .................................          14.8          16.8
        Building Products ...........................          18.5          17.9
                                                        -----------   -----------
             Total work-in-process and finished goods          33.3          36.7
     Less -- LIFO reserve ...........................            --            --
                                                        -----------   -----------
             Total ..................................   $     198.4   $     236.1
                                                        ===========   ===========

     Inventories of the operations held for sale, in the amount of $63.3 and $27.9, respectively, have been excluded from the inventory balances presented above.

4.   LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under bankruptcy proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their claimed amounts.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

These liabilities are classified as noncurrent because under the Reorganization Plan, such liabilities are being converted to equity as of the effective date of such plan.

     On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consisted of the following:

                                                                                    JUNE 30,          DEC. 31,
                                                                                      2002              2001
                                                                                 ---------------   ----------------
     Subordinated Notes ......................................................   $         200.0   $         200.0
     Accounts payable ........................................................             128.5             144.7
     Accrued interest on Subordinated Notes (August 15 - November 14, 2001) ..               4.3               4.3
     Other liabilities .......................................................              15.9              15.0
                                                                                 ---------------   ----------------
        Total liabilities subject to compromise ..............................   $         348.7   $         364.0
                                                                                 ===============   ================

     As a result of the Chapter 11 Filing, principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until the Reorganization Plan defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured Subordinated Notes that was not charged to earnings for the period from November 15, 2001 to June 30, 2002, was $10.8 ($8.6 year to date June 30, 2002). Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

5.   DEBT

     Debt consists of the following:

                                                                                  JUNE 30,        DEC. 31,
                                                                                    2002            2001
                                                                                ------------    ------------
     Post-petition secured debt not subject to compromise:
        Borrowings under the DIP Financing ...................................  $      215.8    $         --
     Pre-petition secured debt not subject to compromise:
        Borrowings under previous credit facilities ..........................            --           278.2
        Industrial Revenue Bonds (various issues) ............................           9.0            17.1
        Other obligations ....................................................           7.5             6.6
                                                                                ------------    ------------
                                                                                $      232.3    $      301.9
                                                                                ============    ============
     Unsecured debt subject to compromise:
        Subordinated Notes ...................................................  $      200.0    $      200.0
                                                                                ============    ============

     During the second quarter of 2002, one Industrial Revenue Bond in the amount of $7.5 had its letter of credit called by the lenders. Such amount has been reclassified to other obligations.

     During the course of the claims reconciliation and verification process, certain obligations previously classified as pre-petition secured debt not subject to compromise were determined not to be secured obligations as such security interest had not been perfected. Accordingly, such obligations have been reclassified to other liabilities subject to compromise as of June 30, 2002. See Note 4.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     The weighted average interest rates under the Company's credit facilities for the six months ended June 30, 2002 and 2001 were 7.37% and 7.94%, respectively.

     DEBTOR-IN-POSSESSION FINANCING

     On January 2, 2002, the Company executed its DIP Financing with Bank of America and PNC Bank in the amount of $350.0. On July 22, 2002, the Company amended its DIP Financing agreement reducing the maximum permitted borrowings to $275.0. Additional modifications to the agreement are discussed in the following paragraphs. Initial borrowings of $278.2 were used to repay the outstanding balance under the previous credit facilities. The facility is composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bears interest at the bank's prime rate plus an applicable margin of 2%, has an eighteen month term with two three-month extensions and is collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula is 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there are two sublimit loans in the amount of $31.0 on equipment and $30.0 on real estate. Once retired, the Company may not borrow against these lines of credit. The $31.0 equipment loan is amortized at $0.5 per month with additional amounts paid with proceeds from asset divestitures. Proceeds from a federal income tax refund in the amount of $23.7 and net proceeds from asset sales were used to reduce the equipment sublimit to $2.7 as of June 30, 2002. A commitment fee is payable on any unused portion of the DIP Financing. A letter of credit fee is payable for each letter of credit or credit support provided by the lenders. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. As of August 12, 2002, the balance outstanding under the DIP Financing was $205.5. Liquidity, defined as cash on hand of $24.2 plus availability under the DIP Financing of $28.1 was $52.3 as of August 12, 2002.

     Key financial covenants of the DIP Financing include maintenance of a fixed charge coverage ratio of 1.0 to 1.0 at June 30, 2002 and thereafter, and the maintenance of minimum average availability of $10.0 at June 30, 2002. The fixed charge coverage ratio as of June 30, 2002 was 1.3 to 1.0. On July 22, 2002, the Company and Bank of America, as agent for the lenders, reached an agreement (the "Amendment") to amend the DIP Financing. The Amendment replaces the fixed coverage ratio test for the period from March 31, 2002 to December 31, 2002 with a two-tiered test of operating cash flow. Under the new test, operating cash flow is calculated as the sum of: (i) operating losses less depreciation and amortization charges, (ii) capital expenditures and (iii) mandatory debt amortization attributable to the machinery and equipment or real estate sub limit loans of $.5 per month (as applicable) may not exceed $2.5 in any one month. Additionally, such operating losses together with cash interest expense may not exceed $6.0 in any consecutive two month period. Further the Amendment calls for all tax refunds to be applied to the machinery and equipment or the real estate sub limit loans in inverse order of maturity when received. The Amendment also revises the minimum average availability requirement to $10.0 through October 2002 and $15.0 through February 2003. The Company paid a fee of $.4 to the lenders as additional consideration. The Company is in compliance with all terms of the DIP Financing, as amended as of June 30, 2002.

     Continued weakness in the U.S. economy may cause the Company's financial performance to fail to meet the covenants required by the DIP Financing in the future. Should the Company fail to meet the required covenants at some future date, and be unable to successfully negotiate an amendment among all the parties, it

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

may be forced to petition the Bankruptcy Court for relief. Furthermore, the DIP facility contains the usual and customary subjective acceleration covenants common to bank led financing agreements regarding the incurrence of a "material adverse change." Were the Company's lenders to deem any event a "material adverse change," the Company would be required to seek the Bankruptcy Courts' determination as to the merits of the lenders decision. Were the lenders to prevail in Bankruptcy Court with their claim as to the merits of any such "material adverse change," the lenders could cease to make any future advances under the DIP facility. The Company would then be compelled to petition the Bankruptcy Court for the right to; (i) use the lenders "cash collateral," (which is to solely rely upon collections of receivables to sustain operations), (ii) seek financing from alternative lenders or (iii) sell additional assets. Were the Company to be unsuccessful to obtain relief from the Bankruptcy Court with respect to its liquidity requirements in any form, the Company would not have sufficient liquidity to continue its operations as a going concern.

     SUBORDINATED NOTES

     The Subordinated Notes are unconditionally and fully guaranteed, such guarantee being joint and several, by substantially all of the Company's current and future subsidiaries. Metals USA, Inc., the parent company, does not have sufficient independent assets, apart from its investment in its wholly owned subsidiaries to satisfy the financial requirements of the Subordinated Notes, accordingly the Company is exempt from presenting subsidiary guarantor financial information.

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

     Under the Reorganization Plan subject to confirmation, all outstanding shares of Common Stock, warrants and options will be extinguished and replaced with Warrants to purchase New Common Stock and New Common Stock will be issued to the unsecured creditors. New Common Stock will be issued for all of the outstanding unsecured claims, such amount estimated to be $380.0. The aggregate number of shares of New Common Stock issuable upon exercise of the five-year warrants will be equal to 15% of the outstanding shares. The warrants will have an exercise price calculated at full recovery for all unsecured creditors, such price to be set forth in the disclosure statement.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

8.   OPERATIONS HELD FOR SALE

     During the third quarter of 2001, the Company decided to sell certain assets of its Plates and Shapes business unit. Because the operations held for sale as of December 31, 2001 were initiated prior to the Company's adoption of SFAS 144 on January 1, 2002, the accounting for the disposal of these assets is governed by the provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This pronouncement requires that the operational results of the operations held for sale be reported as continuing operations on the statement of operations with supplemental footnote disclosure of the assets, liabilities and results of operations.

     Operational information included in the consolidated statements of operations regarding the businesses classified as operations held for sale under SFAS 121 as of June 30, 2002 are as follows:

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             -------------------------
                                                                                                 2002         2001
                                                                                             -----------   -----------
      Net sales  ........................................................................... $      25.5   $      78.4
      Operating income (loss)  .............................................................        (1.9)         (0.3)

     While there can be no assurances as to the timing of these asset sales, management expects them to be sold within one year.

     On April 5, 2002, the Company announced planned divestitures of eleven additional business units that will result in a significant downsizing of the Company. These divestitures are a part of the Reorganization Plan that was approved by the Creditors Committee in June 2002. These divestitures, along with previously announced divestitures, had a carrying value at June 30, 2002 of approximately $142.8 and are expected to generate proceeds of approximately $139.3. As a result, an additional impairment of $3.5 was recorded at June 30, 2002. The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Currently, the Company has entered into contracts for the sale of approximately $77.5 of the estimated net proceeds contemplated for these assets. Additionally, the Company is currently in active negotiations for contracts on approximately $22.6 of these assets, which are expected to be finalized in August 2002. Further the Company expects that the remaining $39.2 of assets will be under contract or sold prior to October 31, 2002. Generally, these contracts are closed within forty (40) days following approval by the Bankruptcy Court.

     The accounting for the disposal of the operations placed into the held for sale category during the second quarter of 2002 is governed by the provisions of SFAS 144. This pronouncement requires that the operational results of the operations held for sale be recorded as discontinued operations on the statement of operations with separate earnings per share disclosure and supplemental footnote disclosure of the assets and liabilities.

     Operational information included in the consolidated statements of operations for the six months ended June 30, 2002 and 2001, with respect to the businesses classified as discontinued operations and held for sale under SFAS 144 are as follows:

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             -------------------------
                                                                                                 2002         2001
                                                                                             -----------   -----------
      Net sales  ........................................................................... $     158.4   $     210.6
      Cost of sales  .......................................................................       124.1         166.5
                                                                                             -----------   -----------
         Gross profit  .....................................................................        34.3          44.1
      Operating expenses  ..................................................................        34.0          46.2
                                                                                             -----------   -----------
         Operating income (loss) ...........................................................         0.3          (2.1)
      Provision (benefit) for income taxes  ................................................         0.1          (0.6)
                                                                                             -----------   -----------
         Net income (loss) ................................................................. $       0.2   $      (1.5)
                                                                                             ===========   ===========

     While there can be no assurances as to the timing of these asset sales, management expects them to be sold within one year. Accordingly, the asset and liability amounts for discontinued operations held for sale under SFAS 144 have been combined with the asset and liability amounts for operations held for sale under SFAS 121 and have been classified as current assets and liabilities in the consolidating balance sheet as follows:

                                                                                                       TOTAL             TOTAL
                                                                          JUNE 30, 2002              JUNE 30,          DEC. 31,
                                                               --------------------------------------------------------------------
                                                                  SFAS 121          SFAS 144           2002              2001
                                                               ----------------  --------------   ---------------   ---------------
     Assets:
       Accounts receivable ..................................  $           5.8   $         38.9   $          44.7   $          14.5
       Inventories and other ................................              9.6             54.8              64.4              28.5
       Property and equipment, net ..........................              9.3             32.2              41.5              16.4
       Reserves .............................................             (7.8)            (3.5)            (11.3)            (10.3)
                                                               ---------------   --------------   ---------------   ---------------
         Operations held for sale ...........................  $          16.9   $        122.4   $         139.3   $          49.1
                                                               ===============   ==============   ===============   ===============
     Liabilities :
       Post-petition liabilities - not subject to compromise   $           1.6              4.9   $           6.5   $           3.0
       Pre-petition liabilities - subject to compromise .....             12.9             16.9              29.8              14.4
                                                               ---------------   --------------   ---------------   ---------------
         Operations held for sale ...........................  $          14.5   $         21.8   $          36.3   $          17.4
                                                               ===============   ==============   ===============   ===============

     Amounts above include the assets and liabilities of the operations held for sale under both SFAS 121 and SFAS 144 at June 30, 2002. The amounts as of December 31, 2001, include only operations held for sale under SFAS 121, as operations held for sale under SFAS 144 were not identified until the second quarter of 2002.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                              ------------------------
                                                                                                 2002         2001
                                                                                              ----------   -----------
        Supplemental cash flow information:
          Cash paid for interest  ..........................................................  $      9.5   $      26.3
          Cash refunded for income taxes  ..................................................       (25.2)         (5.6)

10.  SEGMENT AND RELATED INFORMATION

     The following table shows summarized financial information for the continuing operations of the Company's reportable segments. Operating income
(loss) by business segment excludes interest expense and reorganization expenses. Corporate expenses are allocated to the Company's operating segments. The negative sales amount under Corporate and Other represents the elimination of intercompany sales.

                                           AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                   --------------------------------------------------------------------
                                    PLATES AND                  BUILDING      CORPORATE
                                      SHAPES     FLAT ROLLED    PRODUCTS      AND OTHER        TOTAL
                                   -----------   -----------   -----------   -----------    -----------
2002:
   Net sales ...................   $     179.6   $     241.2   $      77.5   $     (14.0)   $     484.3
   Operating income (loss) .....           1.9           6.3           6.8         (14.0)           1.0
   Total assets ................         137.3         161.6          94.8         100.3          494.0
   Capital expenditures ........           0.2           0.4           0.5           0.1            1.2
   Depreciation and amortization           1.3           1.3           1.1           0.5            4.2
2001:
   Net sales ...................   $     290.0   $     294.0   $      74.4   $     (18.1)   $     640.3
   Operating income (loss) .....           4.7           9.6           1.6          (8.5)           7.4
   Total assets ................         270.6         207.3         120.4         327.1          925.4
   Capital expenditures ........           1.9           4.5           1.7           0.7            8.8
   Depreciation and amortization           4.0           2.4           1.5           2.8           10.7

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements of Metals USA, Inc. and related notes thereto included in Part I, Item 1 of this Report and the Company's audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Unless otherwise indicated, all references to the "Company," "we," "us," "our" or other similar terms herein are intended to refer to Metals USA, Inc. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to "Factors Which May Affect Future Operating Results" discussed below and included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     OVERVIEW

     We are a provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. We sell to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment, and machinery and equipment manufacturers. During 2000 and 2001, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, as well as others, caused us to seek protection under U.S. bankruptcy laws in November 2001.

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

     Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry wide recession caused by pricing pressure from foreign imports and recent decline in the manufacturing sector of the U.S. economy and (2) the inability to obtain additional liquidity from our primary lending sources. During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports. During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack on September 11, 2001. Due to these deteriorating economic conditions, we have incurred significant operating losses during the past several quarterly reporting periods. We expect these losses to continue through 2002.

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

     On June 21, 2002, we announced that we have reached an agreement with the Creditors Committee on the terms of the Reorganization Plan, subject to definitive documentation and obtaining the required approvals and exit financing. Under the agreed terms, the Reorganization Plan would provide that our existing equity be extinguished and the unsecured creditors would receive 100% of the New Common Stock in the reorganized Company to discharge approximately $380.0 million of unsecured debt. Holders of the existing equity will receive five-year warrants to purchase an aggregate of up to fifteen percent (15%) of the New Common Stock of the reorganized Company. The warrants will have an exercise price calculated at full recovery for all unsecured creditors, such price to be set forth in the disclosure statement. The New Common Stock and the New Common Stock underlying the warrants will be registered as soon as possible after the effective date of the Reorganization Plan. In addition, we will seek listing of the New Common Stock on a nationally recognized market or exchange. We cannot provide any assurance as to whether a market will develop for the warrants. All currently outstanding options and warrants of the Company will be cancelled on the effective date of the Reorganization Plan. The Reorganization Plan will provide for the establishment of a new equity incentive plan for employees to be administered by the Board of Directors of the newly reorganized Company. Additionally, the Board of Directors of the newly reorganized Company will consist of five or seven members at the discretion of the Creditors Committee and will include at least one executive officer from the reorganized Company. We expect to file this Reorganization Plan with the Bankruptcy Court in August 2002 and to ask the Bankruptcy Court to hold a hearing in September 2002 to determine the adequacy of the disclosure statements to be used for distribution and voter solicitation. Once the Bankruptcy Court approves the disclosure statement as having adequate information to permit an informed vote to accept or reject the Reorganization Plan, we will mail copies of the disclosure statement for a vote. At the Reorganization Plan confirmation hearing which is approximately 30 days following the disclosure statement hearing, the Bankruptcy Court will determine whether the voting classes have accepted the Reorganization Plan or rule that is it is otherwise confirmable under applicable bankruptcy law. If the Reorganization Plan is confirmed, we will then be permitted to consummate the transactions described in the plan to emerge from bankruptcy. This is generally done within ten to fifteen days following the confirmation of the plan. Assuming the Reorganization Plan we are proposing is accepted by the claim holders and the Bankruptcy Court grants the confirmation order within the time table set forth above, it is possible that we could emerge from bankruptcy in November 2002. Furthermore, if confirmed, the Reorganization Plan will require us to adopt "Fresh-Start Reporting" as specified by SOP-90-7. Fresh-Start Reporting is required upon a substantive change in control and requires upon the date of confirmation, that the reporting entity record its assets and liabilities at their fair values. Accordingly, the future carrying values of our assets and liabilities may differ from the amounts shown at June 30, 2002. We expect the principal difference will relate to a further reduction in the carrying value of long-term assets.

     The consolidated financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply "Fresh-Start Reporting" rules upon emerging from Bankruptcy. As of June 30, 2002, a total of $21.6 million of secured borrowings and related interest outstanding under the Industrial Revenue Bonds and accrued liabilities approved by the Bankruptcy Court are not subject to compromise. All remaining unsecured liabilities arising before November 14, 2001, are subject to compromise. In addition, in accordance with the Bankruptcy Code, we discontinued accruing interest on the Subordinated Notes as of the Chapter 11 Filing date as this debt is subject to compromise. In January 2002, we obtained $350.0 million in DIP Financing and retired our pre-petition secured credit facilities. On July 22, 2002, we amended our DIP Financing agreement reducing the maximum permitted borrowings to $275.0 million. The DIP Financing is a secured post-petition liability and is not subject to compromise.

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

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation, primarily relating to the segment disclosure. The consolidated financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the Bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities and (3) apply Fresh-Start Reporting rules upon emerging from Bankruptcy.

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

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

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

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

RESULTS OF CONTINUING OPERATIONS - CONSOLIDATED

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------   -----------------------------------------
                                           2002       %         2001       %          2002       %          2001       %
                                        ---------  --------  ---------  --------   ---------  --------   ---------  --------
                                                                 (IN MILLIONS, EXCEPT PERCENTAGES)
 Net sales ...........................  $   244.1     100.0% $   314.8     100.0%  $   484.3     100.0%  $   640.3     100.0%
 Cost of sales .......................      183.7      75.3%     238.6      75.8%      365.7      75.5%      489.2      76.4%
                                        ---------  --------  ---------  --------   ---------  --------   ---------  --------
      Gross profit  ..................       60.4      24.7%      76.2      24.2%      118.6      24.5%      151.1      23.6%
 Operating and delivery ..............       29.4      12.0%      36.6      11.6%       61.9      12.8%       75.6      11.8%
 Selling, general and administrative..       22.4       9.2%      27.7       8.8%       48.0       9.9%       57.4       9.0%
 Depreciation and amortization .......        2.3       0.9%       5.4       1.7%        4.2       0.9%       10.7       1.7%
 Asset impairments ...................        3.5       1.4%        --        --         3.5       0.7%         --        --
                                        ---------  --------  ---------  --------   ---------  --------   ---------  --------
      Operating income ...............        2.8       1.2%       6.5       2.1%        1.0       0.2%        7.4       1.1%
 Interest and securitization expense .        5.1       2.1%      12.1       3.8%       10.4       2.1%       27.3       4.3%
 Other (income) expense, net .........        0.2       0.1%      (0.2)       --        (0.4)       --        (0.4)       --
 Reorganization expenses .............        6.1       2.5%        --        --         9.1       1.8%         --        --
                                        ---------  --------  ---------  --------   ---------  --------   ---------  --------
      Loss before income taxes .......  $    (8.6)    (3.5)% $    (5.4)     (1.7)% $   (18.1)     (3.7)% $   (19.5)    (3.0)%
                                        =========  ========  =========  ========   =========  ========   =========  ========

CONSOLIDATED RESULTS -- THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30,
2001

     NET SALES. Net sales decreased $70.7 million, or 22.5%, from $314.8 million for the three months ended June 30, 2001 to $244.1 million for the three months ended June 30, 2002. The decrease in net sales was principally due to decreased shipments in substantially all product lines (except Building Products), which overall declined by 17.5%. In addition to the volume decline, the average sales price per ton decreased by nearly 6.0%.

     COST OF SALES. Cost of sales decreased $54.9 million, or 23.0%, from $238.6 million for the three months ended June 30, 2001, to $183.7 million for the three months ended June 30, 2002. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the three months ended June 30, 2002 declined to 75.3% versus 75.8% for the three months ended June 30, 2001. This decline was the result of a 6.6% decrease in the average cost per ton versus a 5.9% decrease in the average sales price per ton.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $7.2 million, or 19.7%, from $36.6 million for the three months ended June 30, 2001 to $29.4 million for the three months ended June 30, 2002. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 11.6% for the three months ended June 30, 2001 to 12.0% for the three months ended June 30, 2002. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $5.3 million, or 19.1%, from $27.7 million for the three months ended June 30, 2001 to $22.4 million for the three months ended June 30, 2002. This decrease in selling, general and administrative expenses was primarily attributable

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

to the decreased sales activity. As a percentage of net sales, selling, general and administrative expenses increased from 8.8% for the three months ended June 30, 2001 to 9.2% for the three months ended June 30, 2002. This percentage increase was primarily due to the decrease in sales, an increase in the cost of self insured medical and workers compensation insurance and the inherent fixed costs included in selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $3.1 million or 57.4%, from $5.4 million for the three months ended June 30, 2001 to $2.3 million for the three months ended June 30, 2002. This decrease was due to the asset impairments that were recorded for property and equipment and goodwill as of December 31, 2001. The goodwill amortization for the three months ended June 30, 2001 was $2.0.

     ASSET IMPAIRMENTS. Asset impairment charges of $3.5 million were recorded in the second quarter of 2002, such amount representing the difference between the estimated sales price and the carrying value of the divested assets. There were no asset impairment charges during the six months ended June 30, 2001.

     OPERATING INCOME. Operating income decreased $3.7 million, or 56.9%, from $6.5 million for the three months ended June 30, 2001 to $2.8 million for the three months ended June 30, 2002. The decrease in operating income was primarily attributable to the asset impairment charge in the amount of $3.5 million as well as the decreased shipments and the increase in certain self insured insurance programs, partially offset by the reduced depreciation and amortization expenses, all as further discussed above. As a percentage of net sales, operating income decreased from 2.1% for the three months ended June 30, 2001 to 1.2% for the three months ended June 30, 2002.

     INTEREST EXPENSE. Interest expense decreased $7.0 million, or 57.9%, from $12.1 million for the three months ended June 30, 2001 to $5.1 million for the three months ended June 30, 2002. The decrease in interest expense was primarily due to decreased debt levels, lower interest rates and the discontinuance of accruing interest on the Subordinated Notes of $4.3 million as this liability is subject to compromise in the Chapter 11 proceedings.

     OTHER (INCOME) EXPENSE, NET. Other (income) expense, net decreased $0.4 million, from income of $0.2 million for the three months ended June 30, 2001 to an expense of $0.2 million for the three months ended June 30, 2002.

     REORGANIZATION EXPENSES. Reorganization expenses in the amount of $6.1 million for the three months ended June 30, 2002 consist of approximately $4.0 million of professional and trustee fees associated with the Chapter 11 Proceedings and $2.1 million related to employee retention. We are required to pay all costs and expenses associated with the Chapter 11 Proceedings that are approved by the Bankruptcy Court, including the professional fees of the secured lenders providing the DIP Financing, the unsecured creditors and those incurred by the Company. We expect reorganization expenses to approximate $1.5 to $2.0 million per month until we exit bankruptcy.

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

CONSOLIDATED RESULTS -- SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30,
 2001

     NET SALES. Net sales decreased $156.0 million, or 24.4%, from $640.3 million for the six months ended June 30, 2001 to $484.3 million for the six months ended June 30, 2002. The decrease in net sales was principally due to decreased shipments in substantially all product lines (except Building Products) which overall declined by 20.6%. In addition to the volume decline, the average sales price per ton decreased by over 4.7%.

     COST OF SALES. Cost of sales decreased $123.5 million, or 25.2%, from $489.2 million for the six months ended June 30, 2001, to $365.7 million for the six months ended June 30, 2002. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the six months ended June 30, 2002 declined to 75.5% versus 76.4% for the six months ended June 30, 2001. This improvement was the result of a 5.8% decrease in the average cost per ton versus a 4.7% decrease in the average sales price per ton.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $13.7 million, or 18.1%, from $75.6 million for the six months ended June 30, 2001 to $61.9 million for the six months ended June 30, 2002. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 11.8% for the six months ended June 30, 2001 to 12.8% for the six months ended June 30, 2002. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $9.4 million, or 16.4%, from $57.4 million for the six months ended June 30, 2001 to $48.0 million for the six months ended June 30, 2002. This decrease in selling, general and administrative expenses was primarily attributable to the decreased sales activity. As a percentage of net sales, selling, general and administrative expenses increased from 9.0% for the six months ended June 30, 2001 to 9.9% for the six months ended June 30, 2002. This percentage increase was primarily due to the decrease in sales, an increase in the cost of self insured medical and workers compensation insurance and the inherent fixed costs included in selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $6.5 million or 60.7%, from $10.7 million for the six months ended June 30, 2001 to $4.2 million for the six months ended June 30, 2002. This decrease was due to the asset impairments that were recorded for property and equipment and goodwill as of December 31, 2001. The goodwill amortization for the six months ended June 30, 2001 was $4.1.

     ASSET IMPAIRMENTS. Asset impairment charges of $3.5 million were recorded in the second quarter of 2002, such amount representing the difference between the estimated sales price and the carrying value of the divested assets. There were no asset impairment charges during the six months ended June 30, 2001.

     OPERATING INCOME. Operating income decreased $6.4 million, or 86.5%, from $7.4 million for the six months ended June 30, 2001 to $1.0 million for the six months ended June 30, 2002. The decrease in operating income was primarily attributable to the decreased shipments, the asset impairments and the increase in certain self insured insurance programs, partially offset by the reduced depreciation and

                       METALS USA, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

amortization expenses, all as further discussed above. As a percentage of net sales, operating income decreased from 1.1% for the six months ended June 30, 2001 to 0.2% for the six months ended June 30, 2002.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense decreased $16.9 million, or 61.9%, from $27.3 million for the six months ended June 30, 2001 to $10.4 million for the six months ended June 30, 2002. The decrease in interest expense was primarily due to decreased debt levels, lower interest rates and the discontinuance of accruing interest on the Subordinated Notes of $8.6 million as this liability is subject to compromise in the Chapter 11 proceedings.

     REORGANIZATION EXPENSES. Reorganization expenses in the amount of $9.1 million for the six months ended June 30, 2002 consist of approximately $7.0 million of professional and trustee fees associated with Chapter 11 Proceedings and $2.1 million related to employee retention. We are required to pay all costs and expenses associated with the Chapter 11 Proceedings that are approved by the Bankruptcy Court, including the professional fees of the secured lenders providing the DIP Financing, the unsecured creditors and those incurred by the Company. We expect reorganization expenses to approximate $1.5 to $2.0 million per month until we exit bankruptcy.

SEGMENT RESULTS -- THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

                                                           THREE MONTHS ENDED JUNE 30,
                           ------------------------------------------------------------------------------------------
                                                 OPERATING              OPERATING
                               NET               COSTS AND               INCOME                  CAPITAL       TONS
                              SALES        %      EXPENSES       %        (LOSS)         %       SPENDING     SHIPPED
                           ----------  -------   ----------  --------   ----------  ---------   ----------  ----------
                                              (IN MILLIONS, EXCEPT PERCENTAGES AND  TONS IN THOUSANDS)
2002:
Plates and Shapes  ....... $     84.2     34.5%  $     82.0      34.0%  $      2.2       78.6%  $        -       146
Flat Rolled  .............      122.4     50.1%       119.2      49.4%         3.2      114.3%         0.2       202
Building Products  .......       45.0     18.4%        38.5      16.0%         6.5      232.1%         0.1         -
Corporate and other  .....       (7.5)    (3.0)%        1.6       0.6%        (9.1)    (325.0)%          -       (14)
                           ----------  -------   ----------  --------   ----------  ---------   ----------  --------
   Total  ................ $    244.1    100.0%  $    241.3     100.0%  $      2.8      100.0%  $      0.3       334
                           ==========  =======   ==========  ========   ==========  =========   ==========  ========

2001:
Plates and Shapes  ....... $    136.8     43.5%  $    134.9      43.8%  $      1.9       29.2%  $      1.1       196
Flat Rolled  .............      143.4     45.6%       137.7      44.7%         5.7       87.7%         1.9       230
Building Products  .......       43.5     13.8%        40.2      13.0%         3.3       50.8%           -         -
Corporate and other  .....       (8.9)    (2.9)%       (4.5)     (1.5)%       (4.4)     (67.7)%        0.2       (22)
                           ----------  -------   ----------  --------   ----------  ---------   ----------  --------
   Total  ................ $    314.8    100.0%  $    308.3     100.0%  $      6.5      100.0%  $      3.2       404
                           ==========  =======   ==========  ========   ==========  =========   ==========  ========

     PLATES AND SHAPES. Net sales decreased $52.6 million, or 38.4%, from $136.8 million for the three months ended June 30, 2001 to $84.2 million for the three months ended June 30, 2002. Product shipments declined 25.5% and average sales prices decreased 17.3% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. A significant component of the variance from the second quarter of 2001 to the second quarter of 2002 relates to the sale of the majority of the specialty division of the Plates and Shapes group in the first quarter of 2002. Excluding the effect of these operations on the change, sales decreased $32 million or 27.9%, tons decreased 22.8% and the average sales price decreased by 6.6%. Operating costs and expenses decreased $52.9 million, or 39.2%, from $134.9 million for the three months ended June 30, 2001 to $82.0 million for the three months ended June 30, 2002. Operating costs and

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

expenses as a percentage of net sales decreased from 98.6% for the three months ended June 30, 2001 to 97.4% for the three months ended June 30, 2002, primarily due to a reduction in expenses and a decrease in the cost of raw materials. The change in operating expenses excluding the effect of the specialty operations was a reduction of $33.3 million or 29.7% and as a percentage of sales, operating expenses decreased from 97.9% to 95.5%. Operating income increased by $0.3 million, or 15.8%, from $1.9 million for the three months ended June 30, 2001 to $2.2 million for the three months ended June 30, 2002. This increase is primarily due to lower depreciation expenses as a result of the impairment of assets at year-end 2001. Operating income as a percentage of net sales increased from 1.4% for the three months ended June 30, 2001 to 2.6% for the three months ended June 30, 2002. Excluding the specialty division, operating income would have been $3.7 million in the quarter ended June 30, 2002 versus $2.4 million in the prior year, an increase of $1.3 million or 54.2%.

     FLAT ROLLED. Net sales decreased $21.0 million, or 14.6%, from $143.4 million for the three months ended June 30, 2001 to $122.4 million for the three months ended June 30, 2002. This decrease is primarily due to a 12.2% decline in shipments for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and a decrease in the sales price per ton of 2.7%. Operating costs and expenses decreased $18.5 million, or 13.4%, from $137.7 million for the three months ended June 30, 2001 to $119.2 million for the three months ended June 30, 2002. This decrease was primarily attributable to lower shipments as the average cost per ton was flat during the comparable periods. Operating costs and expenses as a percentage of net sales, increased from 96.0% for the three months ended June 30, 2001 to 97.4% for the three months ended June 30, 2002, primarily due to the lower shipments. Operating income decreased by $2.5 million, or 43.9%, from $5.7 million for the three months ended June 30, 2001 to $3.2 million for the three months ended June 30, 2002. This decrease was attributable to the decreased shipments and increased expenses as a percentage of sales. Operating income as a percentage of net sales decreased from 4.0% for the three months ended June 30, 2001 to 2.6% for the three months ended June 30, 2002.

     BUILDING PRODUCTS. Net sales increased $1.5 million, or 3.4%, from $43.5 million for the three months ended June 30, 2001 to $45.0 million for the three months ended June 30, 2002. The increase in net sales is principally due to increased demand for these products. Operating costs and expenses decreased $1.7 million, or 4.2%, from $40.2 million for the three months ended June 30, 2001 to $38.5 million for the three months ended June 30, 2002. This was due to improved efficiencies and reduced cost of sales. Gross margin increased by $3.0 million from 31.2% of sales in 2001 to 36.8% in 2002. Operating costs and expenses as a percentage of net sales decreased from 92.4% for the three months ended June 30, 2001 to 85.6% for the three months ended June 30, 2002. Operating income increased by $3.2 million, or 97.0%, from $3.3 million for the three months ended June 30, 2001 to $6.5 million for the three months ended June 30, 2002, Operating income as a percentage of net sales increased from 7.6% for the three months ended June 30, 2001 to 14.4% for the three months ended June 30, 2002.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charges. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $4.7 million, from $(4.4) million for the three months ended June 30, 2001 to $(9.1) million for the three months ended June 30, 2002. This increase was primarily attributable to asset impairments in the amount of $3.5 million recorded in the second quarter of 2002 and the increased cost of employee health and workers compensation insurance.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

SEGMENT RESULTS -- SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

                                                            SIX MONTHS ENDED JUNE 30,
                           ------------------------------------------------------------------------------------------
                                                 OPERATING              OPERATING
                               NET               COSTS AND               INCOME                  CAPITAL      TONS
                              SALES        %      EXPENSES       %        (LOSS)         %       SPENDING    SHIPPED
                           ----------  -------   ----------  --------   ----------  ---------   ----------  ---------
                                               (IN MILLIONS, EXCEPT PERCENTAGES AND TONS IN THOUSANDS)
2002:
Plates and Shapes  ....... $    179.6     37.1%  $    177.7      36.8%  $      1.9      190.0%  $      0.2        295
Flat Rolled  .............      241.2     49.8%       234.9      48.6%         6.3      630.0%         0.4        400
Building Products  .......       77.5     16.0%        70.7      14.6%         6.8      680.0%         0.5          -
Corporate and other  .....      (14.0)    (2.9)%          -         -        (14.0)  (1,400.0)%        0.1        (28)
                           ----------  -------   ----------  --------   ----------  ---------   ----------  ---------
   Total  ................ $    484.3    100.0%  $    483.3     100.0%  $      1.0      100.0%  $      1.2        667
                           ==========  =======   ==========  ========   ==========  =========   ==========  =========
2001:
Plates and Shapes  ....... $    290.0     45.3%  $    285.3      45.1%  $      4.7       63.5%  $      1.9        403
Flat Rolled  .............      294.0     45.9%       284.4      44.9%         9.6      129.7%         4.5        480
Building Products  .......       74.4     11.6%        72.8      11.5%         1.6       21.6%         1.7          -
Corporate and other  .....      (18.1)    (2.8)%       (9.6)     (1.5)%       (8.5)    (114.8)%        0.7        (43)
                           ----------  -------   ----------  --------   ----------  ---------   ----------  ---------
   Total  ................ $    640.3    100.0%  $    632.9     100.0%  $      7.4      100.0%  $      8.8        840
                           ==========  =======   ==========  ========   ==========  =========   ==========  =========

     PLATES AND SHAPES. Net sales decreased $110.4 million, or 38.1%, from $290.0 million for the six months ended June 30, 2001 to $179.6 million for the six months ended June 30, 2002. Product shipments declined 26.8% and average sales prices decreased 15.4% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. A significant component of the variance from the first half of 2001 to the first half of 2002 relates to the sale of the majority of the specialty component of the Plates and Shapes group in the first quarter of 2002. Excluding the effect of these operations on the change, sales decreased $71.9 million or 30.1%, tons decreased 24.6% and the average sales price decreased by 7.1%. Operating costs and expenses decreased $107.6 million, or 37.7%, from $285.3 million for the six months ended June 30, 2001 to $177.7 million for the six months ended June 30, 2002. Operating costs and expenses as a percentage of net sales increased from 98.4% for the six months ended June 30, 2001 to 98.9% for the six months ended June 30, 2002, primarily due to lower shipments and sales prices, partially offset by a 16.5% decrease in the cost of raw materials. The change in operating expenses excluding the effect of the specialty operations was a reduction of $71.0 million or 30.4% and as a percentage of sales, operating expenses decreased from 97.7% to 97.2%. Operating income decreased by $2.8 million, or 60.0%, from $4.7 million for the six months ended June 30, 2001 to $1.9 million for the six months ended June 30, 2002. This decrease is primarily due to the decreased shipments as well as the decrease in average sales prices, partially offset by the lower cost of raw materials. Operating income as a percentage of net sales decreased from 1.6% for the six months ended June 30, 2001 to 1.1% for the six months ended June 30, 2002. Excluding the specialty division, operating income would have been $4.7 million in the quarter ended June 30, 2002 versus $5.6 million in the prior year, a decrease of $0.9 million or 16.1%.

     FLAT ROLLED. Net sales decreased $52.8 million, or 18.0%, from $294.0 million for the six months ended June 30, 2001 to $241.2 million for the six months ended June 30, 2002. This decrease is primarily due to a 16.7% decline in shipments for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Operating costs and expenses decreased $49.5 million, or 17.4%, from $284.4 million for the six

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

months ended June 30, 2001 to $234.9 million for the six months ended June 30, 2002. This decrease was primarily attributable to lower shipments. Operating costs and expenses as a percentage of net sales, increased from 96.7% for the six months ended June 30, 2001 to 97.4% for the six months ended June 30, 2002, primarily due to the lower shipments. Operating income decreased by $3.3 million, or 34.4%, from $9.6 million for the six months ended June 30, 2001 to $6.3 million for the six months ended June 30, 2002. This decrease was attributable to the decreased shipments. Operating income as a percentage of net sales decreased from 3.3% for the six months ended June 30, 2001 to 2.6% for the six months ended June 30, 2002.

     BUILDING PRODUCTS. Net sales increased $3.1 million, or 4.2%, from $74.4 million for the six months ended June 30, 2001 to $77.5 million for the six months ended June 30, 2002. The increase in net sales was principally due to increased demand for these products. Operating costs and expenses decreased $2.1 million, or 2.9%, from $72.8 million for the six months ended June 30, 2001 to $70.7 million for the six months ended June 30, 2002. This was due to improved efficiencies and lower cost of products sold. Gross margin dollars increased $4.4 million or 20.2% as the gross margin percentage increased from 29.2% in 2001 to 33.7% in 2002. Operating costs and expenses as a percentage of net sales decreased from 97.8% for the six months ended June 30, 2001 to 91.2% for the six months ended June 30, 2002. Operating income increased by $5.2 million, or 331.3%, from $1.6 million for the six months ended June 30, 2001 to $6.8 million for the six months ended June 30, 2002. Operating income as a percentage of net sales increased from 2.2% for the six months ended June 30, 2001 to 8.8% for the six months ended June 30, 2002.

     CORPORATE AND OTHER. This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as asset impairment charges. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $5.5 million, from $(8.5) million for the six months ended June 30, 2001 to $(14.0) million for the six months ended June 30, 2002. This increase was primarily attributable to the asset impairments in the amount of $3.5 million recorded during the second quarter and increased cost of employee health and workers compensation insurance.

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

     For the six months ended June 30, 2002 we had free cash flow of $20.8 million, an increase of $65.8 million as compared to negative free cash flow of $45.0 million for the six months ended June 30, 2001. Free cash flow from continuing operations in 2002 consisted primarily of negative cash flow from continuing operations of $4.5 million, offset by a $7.8 million net increase in non-cash working capital and $12.1 million of net proceeds from sales of property, equipment and other assets. Discontinued operations generated negative cash flow of $3.3 million during 2002.

     Net cash used in financing activities was $66.2 million for 2002 and consisted primarily of repayments of borrowings on credit facilities and payment of financing costs incurred on the credit facilities. Net cash provided by financing activities was $52.5 million for 2001 and consisted primarily of borrowings from credit

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

facilities of $65.0 million, partially offset by $7.4 million of debt issuance costs incurred with respect to such credit facilities. As of August 12, 2002, we had outstanding borrowings under the DIP Financing of $205.5 million.

     At June 30, 2002, we had cash of $29.8 million and working capital of $210.1 million, excluding $29.8 million of pre-petition liabilities that are subject to compromise related to the operations held for sale. At December 31, 2001, we had cash of $75.2 million and working capital of $189.9 million, excluding $14.4 million of pre-petition liabilities that were subject to compromise related to the operations held for sale. The lower cash balance at June 30, 2002 compared to December 31, 2001 was primarily due to net repayments on the DIP Financing and other secured debt of $63.6 million. For further discussion of disposal of the pre-petition liabilities, see Chapter 11 Proceedings above.

     On January 2, 2002, we executed our DIP Financing with Bank of America and PNC Bank in the amount of $350.0 million. On July 22, 2002, we amended our DIP Financing agreement reducing the maximum permitted borrowings to $275.0 million. Additional modifications to the agreement are discussed in the following paragraphs. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. The facility is composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bears interest at the bank's prime rate plus an applicable margin of 2%, has an eighteen month term with two three-month extensions and is collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula is 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there are two sublimit loans in the amount of $31.0 million on equipment and $30.0 million on real estate. Once retired, the Company may not borrow against these lines of credit. The $31.0 million equipment loan is amortized at $0.5 million per month with additional amounts paid with proceeds from asset divestitures. Proceeds from a federal income tax refund in the amount of $23.7 million and net proceeds from asset sales were used to reduce the equipment sublimit to $2.7 million as of June 30, 2002. A commitment fee is payable on any unused portion of the DIP Financing. A letter of credit fee is payable for each letter of credit or credit support provided by the lenders. Borrowings may be used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. As of August 12, 2002, the balance outstanding under the DIP Financing was $205.5 million. Liquidity, defined as cash on hand of $24.2 million plus availability under the DIP Financing of $28.1 million was $52.3 million as of August 12, 2002.

     Key financial covenants of the DIP Financing include maintenance of a fixed charge coverage ratio of 1.0 to 1.0 at June 30, 2002 and thereafter, and the maintenance of minimum average availability of $10.0 million at June 30, 2002. The fixed charge coverage ratio as of June 30, 2002 was 1.3 to 1.0. On July 22, 2002, the Company and Bank of America, as agent for the lenders, reached an agreement (the "Amendment") to amend the DIP Financing. The Amendment replaces the fixed coverage ratio test for the period from March 31, 2002 to December 31, 2002 with a two-tiered test of operating cash flow. Under the new test, operating cash flow is calculated as the sum of: (i) operating losses less depreciation and amortization charges, (ii) capital expenditures and (iii) mandatory debt amortization attributable to the machinery and equipment or real estate sub limit loans of $.5 million per month (as applicable) may not exceed $2.5 million in any one month. Additionally, such operating losses together with cash interest expense may not exceed $6.0 million in any consecutive two-month period. Further the Amendment calls for all tax refunds to be applied to the machinery and equipment or the real estate sub limit loans in inverse order of maturity when received. The

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

Amendment also revises the minimum average availability requirement to $10.0 million through October 2002 and $15.0 million through February 2003. We paid a fee of $.4 million to the lenders as additional consideration. We are in compliance with all terms of the DIP Financing, as amended as of June 30, 2002.

     Continued weakness in the U.S. economy may cause our financial performance to fail to meet the covenants required by the DIP Financing in the future. Should the Company fail to meet the required covenants at some future date, and be unable to successfully negotiate an amendment among all the parties, it may be forced to petition the Bankruptcy Court for relief. Furthermore, the DIP facility contains the usual and customary subjective acceleration covenants common to bank led financing agreements regarding the incurrence of a "material adverse change." Were the Company's lenders to deem any event a "material adverse change," the Company would be required to seek the Bankruptcy Courts' determination as to the merits of the lenders decision. Were the lenders to prevail in Bankruptcy Court with their claim as to the merits of any such "material adverse change," the lenders could cease to make any future advances under the DIP facility. The Company would then be compelled to petition the Bankruptcy Court for the right to; (i) use the lenders "cash collateral," (which is to solely rely upon collections of receivables to sustain operations), (ii) seek financing from alternative lenders or (iii) sell additional assets. Were the Company to be unsuccessful to obtain relief from the Bankruptcy Court with respect to its liquidity requirements in any form, the Company would not have sufficient liquidity to continue its operations as a going concern.

     On April 5, 2002, we announced planned divestitures of eleven additional business units that will result in a significant downsizing of the Company. These divestitures are a part of our Reorganization Plan that was approved by the Creditors Committee in June 2002. These divestitures, along with previously announced divestitures, had a carrying value at June 30, 2002 of approximately $142.8 million and are expected to generate proceeds of approximately $139.3 million, which resulted in an additional impairment of $3.5 million. The proceeds from the sale of these assets will be used to reduce amounts outstanding under the DIP Financing. Currently, we have entered into contracts for the sale of approximately $77.5 million of the estimated net proceeds contemplated for these assets. Additionally, we are currently in active negotiations for contracts on approximately $22.6 million of these assets, which are expected to be finalized in August 2002. Further, we expect that the remaining $39.2 million of assets will be under contract or sold prior to October 31, 2002. Generally, these contracts are closed within forty (40) days following approval by the Bankruptcy Court. These divestitures represented $158.4 million of our revenues and $0.2 million of net income for the six months ended June 30, 2002.

     COMMITMENTS AND CONTINGENCIES

     We have experienced no material change in our future contractual obligations since December 31, 2001. During the pendency of the Chapter 11 Filing, with approval of the Bankruptcy Court, we may assume favorable pre-petition contracts and leases and reject unfavorable leases and contracts.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     INDUSTRY TRENDS

     The steel industry has declined substantially over the last four years. Steel prices in the U.S. reached a twenty (20) year low and several steel producers have filed for bankruptcy protection. Effective March 20, 2002, increased tariffs of between 8% and 30% were imposed on most imported steel. The purpose of these increases was to assist the financially troubled U.S. steel industry. These tariffs are primarily for the benefit of steel producers. Subsequent to implementation of the tariffs, steel prices have increased. Our company does not produce any steel, however, service centers generally benefit from rising steel prices. During the initial period whereby prices are rising, we will have to fund the purchase of higher cost material as the lower cost material is sold. This negative impact on cash flow will continue until prices stabilize, and will be offset by higher sales prices from sales of existing inventory. Historically, we collect the substantial majority of our receivables in less than sixty days.

     Recently and due to the tariffs, procuring steel products for our Flat Rolled Group continues to be difficult. The delay in obtaining these products may result in delay in meeting current customer demands. In addition, our Plates and Shapes Group has experienced weak demand for its products due to a slowdown in the construction industry. These delays and weak demand could adversely affect our revenues.

     UNCERTAINTIES

     The proceeds from the announced divestitures will be used to reduce our indebtedness and improve our liquidity. These divestitures are an important part of the Reorganization Plan that we have obtained approval of by the Creditors Committee. We intend to file the Reorganization Plan with the Bankruptcy Court in late August 2002, hold a hearing by late September 2002, subsequently solicit voter approval of the plan and possibly exit from Bankruptcy by November 2002. The inability to conclude the sale of these assets could have a material adverse effect on our Reorganization Plan. In addition, our Reorganization Plan will contain several strategies for consolidating operations, reducing cost structures and retaining key employees. There can be no assurance we can execute the Reorganization Plan that is ultimately accepted by the Bankruptcy Court.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Accounting for Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 142 was adopted by the Company on January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, SFAS 142 will not have any impact on the Company's financial statements during 2002. SFAS 142 requires proforma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no proforma information has been presented. The goodwill amortization for the six months ended June 30, 2001 was $4.1 million.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. Beginning in the second quarter of 2002, the Company reported the divestitures announced on April 5, 2002 as discontinued operations (see Note 8). As a result of receiving bids on these divestitures, the Company recorded asset impairments of $3.5 million as of June 30, 2002, such amount representing the approximate difference between the anticipated sales price and the carrying value of the divested assets.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged. We do not believe that the adoption of SFAS 145 will have a significant impact on our financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

     FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)


     Readers should refer to "Factors Which May Affect Future Operating Results" included in the Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2001 for risk factors that may affect future performance. In addition to the risk factors disclosed in the Annual Report, there are other potential risks or uncertainties that may exist as of the date of this report. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relate primarily to our DIP Financing. The outstanding balance of $205.5 million as of August 12, 2002 is subject to interest rate risks. A hypothetical 1% increase in interest rates would increase our interest expense by $2.0 million per annum.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11. We continue to operate our business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors are required to submit proofs of claim. All proofs of claim were required to be filed by July 8, 2002. We are currently reconciling such claims and intend to provide such data with the Reorganization Plan to be filed in late August 2002.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Under the Reorganization Plan subject to confirmation, all outstanding shares of Common Stock, warrants and options will be extinguished and replaced with Warrants to purchase New Common Stock and New Common Stock will be issued to the unsecured creditors. New Common Stock will be issued for all of the outstanding unsecured claims, such amount estimated to be $380.0 million. The aggregate number of shares of New Common Stock issuable upon exercise of the five-year warrants will be equal to 15% of the outstanding shares. The warrants will have an exercise price calculated at full recovery for all unsecured creditors, such price to be set forth in the disclosure statement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held May 22, 2002, one matter was sumitted to a vote: the election of two Class II Directors for a term ending in 2005. The results of voting on this matter was as follows:

     Election of Directors:

                                                                VOTES             VOTES
                                                                 FOR             WITHHELD
                                                                -----            --------
     Arnold W. Bradburd..................................     29,404,777         2,518,745
     Richard H. Kristinik................................     29,420,941         2,502,581

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a.  EXHIBITS:
      10.10 Amendment No. 1 to the Post-Petition Loan Agreement dated July 22, 2002, by and among Bank of America, N.A. as administrative agent and PNC Bank, N.A. as documentation agent and Metals USA,Inc. and subsidiaries for up to $275.0 million revolving credit facilities.

      21      List of Subsidiaries of the Company

  b.  REPORTS ON FORM 8-K:
      June 21, 2002 -  Announcing Change in Certifying Accountant

      June 24, 2002 -  Announcing Agreement with Creditors Regarding Plan of
                       Reorganization

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


                                                   METALS USA, INC.


Date: August 14, 2002                 By:   /s/    Terry L. Freeman
                                         ---------------------------------------
                                                     Terry L. Freeman
                                               Senior Vice President, Treasurer
                                                and Chief Accounting Officer

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

================================================================================
                  INFORMATIONAL ADDENDUM TO REPORT ON FORM 10-Q
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            NOT FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

     The undersigned Chief Executive Officer and Principal Financial Officer of Metals USA, Inc. do hereby certify as follows:

     Solely for the purpose of meeting the apparent requirements of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-Q, the undersigned hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Metals USA, Inc.


                                        /s/  J. MICHAEL KIRKSEY
                                      ---------------------------------------
                                      Name:  J. Michael Kirksey
                                      Title: Chairman, Chief Executive Officer
                                             and President


                                        /s/  TERRY L. FREEMAN
                                      ---------------------------------------
                                      Name:  Terry L. Freeman
                                      Title: Senior Vice President, Treasurer
                                             and Chief Accounting Officer
                                             (Principal Financial Officer)