Form 10-Q
period 2002-09-30
METALS USA INC
filed 2002-11-15
CIK 1038363

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                   ----------

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Number of shares of common stock outstanding at November 14, 2002: 20,149,510

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
     Unaudited Consolidated Balance Sheets at September 30, 2002 and
       December 31, 2001......................................................................................   2
     Unaudited Consolidated Statements of Operations for the three and nine months ended
       September 30, 2002 and 2001............................................................................   3
     Unaudited Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2002 and 2001............................................................................   4
     Condensed Notes to Unaudited Consolidated Financial Statements...........................................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................................................  19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................  33

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................................................  33
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................  33
ITEM 4. CONTROLS AND PROCEDURES...............................................................................  34
ITEM 5. OTHER INFORMATION.....................................................................................  34
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................................  35

SIGNATURE.....................................................................................................  36
CERTIFICATIONS................................................................................................  36

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                                               2002              2001
                                                                                           -------------     -------------
                                          ASSETS
Current assets:
   Cash and cash equivalents ..........................................................    $        33.2     $        72.2
   Restricted cash ....................................................................              2.2               3.0
   Accounts receivable, net of allowance of $6.9 and $6.4, respectively ...............            131.6             150.1
   Inventories ........................................................................            216.3             236.1
   Prepaid expenses and other .........................................................              7.9              26.0
   Operations held for sale ...........................................................             55.4              49.1
                                                                                           -------------     -------------
         Total current assets .........................................................            446.6             536.5
Property and equipment, net ...........................................................            107.1             148.9
Other assets, net .....................................................................              6.1               4.5
                                                                                           -------------     -------------
         Total assets .................................................................    $       559.8     $       689.9
                                                                                           =============     =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Post petition liabilities:
     Accounts payable .................................................................    $        20.2     $        16.3
     Accrued liabilities ..............................................................             29.9              17.0
   Operations held for sale, including pre-petition liabilities subject to compromise .             55.1              17.4
   Pre-petition accrued liabilities - not subject to compromise .......................              2.0               8.4
   Post-petition and pre-petition debt - not subject to compromise ....................            183.3             301.9
                                                                                           -------------     -------------
         Total current liabilities ....................................................            290.5             361.0
Pre-petition liabilities - subject to compromise ......................................            323.5             364.0
                                                                                           -------------     -------------
         Total liabilities ............................................................            614.0             725.0
                                                                                           -------------     -------------
Commitments and contingencies
Stockholders' deficit:
     Common stock, $.01 par, 203,122,914 shares authorized, 36,509,972 shares
       issued and outstanding .........................................................              0.4               0.4
     Additional paid-in capital .......................................................            247.7             247.7
       Retained deficit ...............................................................           (302.3)           (283.2)
                                                                                           -------------     -------------
         Total stockholders' deficit ..................................................            (54.2)            (35.1)
                                                                                           -------------     -------------
         Total liabilities and stockholders' deficit ..................................    $       559.8     $       689.9
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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                               -------------------------------     -------------------------------
                                                                   2002              2001              2002              2001
                                                               -------------     -------------     -------------     -------------
Net sales .................................................    $       234.4     $       292.7     $       718.7     $       933.1
Cost of sales .............................................            177.0             225.8             542.7             715.0
                                                               -------------     -------------     -------------     -------------
          Gross profit ....................................             57.4              66.9             176.0             218.1
Operating costs and expenses:
   Operating and delivery .................................             27.9              35.8              89.8             111.5
   Selling, general and administrative ....................             68.4              86.0              20.4              28.6
   Depreciation and amortization ..........................              2.1               5.3               6.3              16.0
   Integration credit .....................................               --              (2.1)               --              (2.1)
   Asset impairments ......................................             (0.4)             86.7               3.1              86.7
                                                               -------------     -------------     -------------     -------------
          Operating income (loss) .........................              7.4             (87.4)              8.4             (80.0)
Other (income) expense:
   Interest and securitization expense ....................              4.4              12.4              14.8              39.7
   Other (income) expense, net ............................             (0.2)              0.2              (0.6)             (0.2)
   Reorganization expenses ................................             10.7                --              19.8                --
                                                               -------------     -------------     -------------     -------------
          Loss before income taxes, discontinued
            operations and extraordinary charge ...........             (7.5)           (100.0)            (25.6)           (119.5)
Benefit for income taxes ..................................             (3.5)            (16.9)             (7.5)            (22.7)
                                                               -------------     -------------     -------------     -------------
          Loss before discontinued operations and
            extraordinary charge ..........................             (4.0)            (83.1)            (18.1)            (96.8)
Discontinued operations, net of tax provision (benefit) ...             (1.0)             (2.3)             (1.1)             (3.8)
                                                               -------------     -------------     -------------     -------------
          Loss before extraordinary charge ................             (5.0)            (85.4)            (19.2)           (100.6)
Extraordinary charge from early extinguishment of debt,
    net of income taxes ...................................               --                --                --               1.8
                                                               -------------     -------------     -------------     -------------
          Net loss ........................................    $        (5.0)    $       (85.4)    $       (19.2)    $      (102.4)
                                                               =============     =============     =============     =============

 Net loss per share - basic and diluted
   Before discontinued operations and extraordinary
     charge ...............................................    $        (.11)    $       (2.28)    $        (.50)    $       (2.65)
   Discontinued operations ................................             (.03)             (.06)             (.03)             (.11)
   Extraordinary charge ...................................               --                --                --              (.05)
                                                               -------------     -------------     -------------     -------------
         Total ............................................    $        (.14)    $       (2.34)    $        (.53)    $       (2.81)
                                                               =============     =============     =============     =============
 Number of common shares used in the per share
    calculations:
    Net loss per share - basic and diluted ................             36.5              36.5              36.5              36.5
                                                               =============     =============     =============     =============

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           2002             2001
                                                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................................    $       (19.2)    $      (102.4)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Net loss from discontinued operations .....................................              1.1               3.8
       Asset impairments and integration credit ..................................              3.1              84.6
       Gain on sale of property and equipment ....................................             (0.4)               --
       Provision for bad debts ...................................................              3.3               4.0
       Depreciation and amortization .............................................              6.3              16.0
       Deferred income taxes .....................................................               --              (7.2)
       Extraordinary charge from early extinguishment of debt ....................               --               2.9
       Changes in operating assets and liabilities, net of non-cash transactions:
         Restricted cash .........................................................             (0.8)               --
         Accounts receivable .....................................................            (20.0)              3.5
         Inventories .............................................................            (36.2)             68.8
         Prepaid expenses and other ..............................................             (2.4)             11.2
         Accounts payable and accrued liabilities ................................              9.4              (1.6)
         Income taxes (receivable) payable .......................................             17.2             (14.0)
         Other operating .........................................................              2.7                --
                                                                                      -------------     -------------
           Net cash provided by continuing operating activities ..................            (35.9)             69.6
       Net cash provided by (used in) discontinued operating activities ..........             34.1              31.0
                                                                                      -------------     -------------
           Net cash provided by (used in) operations .............................             (1.8)            100.6
                                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Repurchase of securitized receivables .......................................               --            (100.0)
     Proceeds from sale of operations held for sale ..............................             80.3               2.8
     Purchases of property and equipment .........................................             (2.2)            (13.8)
                                                                                      -------------     -------------
           Net cash provided by (used in) investing activities ...................             78.1            (111.0)
                                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on DIP Financing .............................................            167.2                --
     Net borrowings (repayments) on credit facilities ............................           (278.2)             31.9
     Repayments on long-term debt ................................................             (1.7)             (6.0)
     Payment of dividends ........................................................               --              (2.2)
     Debt issuance costs incurred ................................................             (2.6)             (7.6)
     Other financing .............................................................               --              (1.3)
                                                                                      -------------     -------------
           Net cash provided by (used in) financing activities ...................           (115.3)             14.8
                                                                                      -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................            (39.0)              4.4
CASH AND CASH EQUIVALENTS, beginning of period ...................................             72.2               3.8
                                                                                      -------------     -------------
CASH AND CASH EQUIVALENTS, end of period .........................................    $        33.2     $         8.2
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

     During 2000 and 2001, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, combined with the Company's high level of debt, caused the Company and all of its subsidiaries to voluntarily file for relief under Chapter 11 of the U. S. Bankruptcy Code ("Chapter 11 Filing"), in the U.
S. Bankruptcy Court, Southern District of Texas, Houston Division ("Bankruptcy Court") on November 14, 2001. On June 21, 2002, the Company reached an agreement with the Official Committee of Unsecured Creditors ("Creditors Committee") on the terms of a Plan of Reorganization ("Reorganization Plan"). On August 27, 2002, the Company filed its Reorganization Plan with the Bankruptcy Court. The Bankruptcy Court approved the disclosure statement with respect to the Reorganization Plan on September 18, 2002 and the Company began soliciting its creditor constituencies. On October 18, 2002, the Bankruptcy Court confirmed the Reorganization Plan. On October 31, 2002, the Company substantially completed the required transactions to effect the Reorganization Plan. Accordingly, the Company emerged from bankruptcy on October 31, 2002 (the "Effective Date"). During the course of the bankruptcy proceedings, the Company effected several divestitures that have resulted in a significant downsizing of its operations. The Reorganization Plan and other matters related to the bankruptcy proceedings in general are discussed below under the caption "Chapter 11 Proceedings," Note 7 "Stockholders' Equity" and Note 11 "Subsequent Event - Emergence from Bankruptcy."

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements are prepared in accordance with the AICPA's Statement of Position (SOP) 90-7, FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE. SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities (see Notes 4 and 5) and (3) apply "Fresh-Start Reporting" rules upon emerging from bankruptcy (see Note 11).

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

     USE OF ESTIMATES AND ASSUMPTIONS -- The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

     EXTRAORDINARY ITEM -- During the first quarter of 2001, the Company refinanced its credit facilities. In connection with this refinancing, the Company recorded an extraordinary charge of $2.9, before a tax benefit of $1.1, to write off the balance of unamortized deferred debt issuance costs related to the former credit facility.

     NEW ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Accounting for Goodwill and Other Intangible Assets. SFAS 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under previous rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 142 was adopted by the Company on January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, the adoption of SFAS 142 did not have any impact on the Company's financial statements during 2002. SFAS 142 requires pro forma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no pro forma information has been presented. The goodwill amortization for the nine months ended September 30, 2001 was $6.0.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. Beginning in the second quarter of 2002, the Company reported the divestitures announced on April 5, 2002 as discontinued operations (see Note 8). As a result of these divestitures, the Company recorded asset impairments of $3.5 in the second quarter of 2002, such amount representing the difference between the estimated net proceeds and the carrying value of the divested assets. In addition, the reversal of certain excess accruals in the third quarter of 2002 reduced the year to date asset impairment amount to $3.1.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged. However, the Company will be required to adopt upon emergence from bankruptcy and application of Fresh Start Reporting as specified by SOP 90-7. Upon emergence from bankruptcy, any gains on debt forgiveness will be reported in income from continuing operations.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. However, the Company will be required to adopt upon emergence from bankruptcy and application of Fresh Start Reporting as specified by SOP 90-7. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

     CHAPTER 11 PROCEEDINGS

     Certain liabilities outstanding as of the date of the Chapter 11 Filing were subject to resolution under the Reorganization Plan that was voted upon by the Company's creditors and shareholders and confirmed by the Bankruptcy Court. The Company filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Chapter 11 Filing, as shown by the Company's accounting records. The Bankruptcy Court set July 8, 2002 as the "Bar Date", the date by which creditors that disagree with the scheduled information must file proofs of claims that arose prior to the Chapter 11 Filing. The Company is currently in the process of finalizing the reconciliation of such claims and expects all claims to be resolved in the next six to twelve months

     On June 21, 2002, the Company reached an agreement with the Creditors Committee on the terms of the Reorganization Plan, subject to definitive documentation and obtaining the required approvals and exit financing. The Company filed this Reorganization Plan with the Bankruptcy Court on August 27, 2002. The Bankruptcy Court held a hearing on September 18, 2002 and determined the disclosure statement to be used for distribution and voter solicitation contained adequate information. More than 90 percent of the unsecured creditors that voted on the Reorganization Plan approved the Reorganization Plan. The Reorganization Plan

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

was confirmed by the Bankruptcy Court on October 18, 2002. The Company was permitted to consummate the transactions described in the Reorganization Plan and emerged from bankruptcy on October 31, 2002, the Effective Date.

     Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of disputed creditor claims and completion of distributions under the Reorganization Plan, 20,000,000 shares of Common Stock (the "New Common Stock") in the reorganized Company to discharge an in exchange for approximately $373.9 of unsecured debt, and the financial advisor to the holders of general unsecured claims was issued 149,510 shares of New Common Stock. The Company's existing Common Stock was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year warrants (the "Warrants") to purchase an aggregate of 3,555,795 shares of the New Common Stock of the reorganized Company (representing approximately 15% of the Company's outstanding New Common Stock). The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon the Company's estimate of total general unsecured claims. The exercise price is currently estimated to be $18.93 per share (assuming that total allowed general unsecured claims are $378.5). The Warrants will not be distributed until six months after the Effective Date. The Company is required to use commercially reasonable efforts to list the New Common Stock on the Nasdaq or another national securities exchange but there can be no assurance that any such listing will be approved or that an established trading market will develop for the New Common Stock. The Company does not currently intend to list the Warrants and cannot provide any assurance as to whether a market will develop for the Warrants. The Reorganization Plan provides for the establishment of a new equity incentive plan (the "New Management Stock Incentive Plan") for employees to be administered by the Board of Directors of the newly reorganized Company. Up to 2,015,000 shares of New Common Stock are reserved for issuance under the New Management Stock Incentive Plan. All previously outstanding options of the Company which had been issued under the 1997 Metals USA Executive Incentive Plans were cancelled. Additionally, the Board of Directors of the newly reorganized Company was reconstituted with six new members.

     The Company will be required to adopt Fresh-Start Reporting as specified by SOP-90-7. Fresh-Start Reporting is required upon a substantive change in control and requires upon the date of confirmation, that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values similar to the procedures specified by Accounting Principles Board Opinion 16, "Business Combinations". Accordingly, the carrying values of the Company's assets and liabilities will differ from the amounts shown at September 30, 2002. The principal differences relate to the exchange of shares of New Common Stock for pre-petition liabilities subject to compromise, exchange of Warrants for existing Common Stock, adjustments to reflect the fair value of certain assets, the reclassification of the Company's secured credit facilities from a current liability to a long-term liability and elimination of the retained deficit. In addition, the Company's New Common Stock was valued based on an estimated value of $200.7. See Note 11 for a pro forma balance sheet and statement of operations which reflects the application of SOP 90-7.

     The Company incurred $19.8 of reorganization expenses associated with the Chapter 11 Proceedings during the nine months ended September 30, 2002. These expenses consisted of professional fees, and U.S. Trustee fees and costs associated with the retention of employees.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

2.   EARNINGS PER SHARE

     The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires presentation of basic earnings per share ("Earnings per Share - Basic") and diluted earnings per share ("Earnings per Share - Assuming Dilution"). Earnings per Share - Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share - Assuming Dilution reflects the potential dilution that could occur if securities and other contracts to issue common shares were exercised or converted into common shares. Because these securities were antidilutive, they were not included in the net loss calculation for the three and nine months ended September 30, 2002 and 2001, respectively. The number of shares used in the per share calculations were 36,509,972 for all periods presented.

3.   INVENTORIES

     Inventories consist of the following:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2002             2001
                                                            -------------    -------------
       Raw materials --
            Plates and Shapes ..........................    $        59.9    $        88.4
            Flat Rolled ................................             96.5             92.6
            Building Products ..........................             21.2             18.4
                                                            -------------    -------------
               Total raw materials .....................            177.6            199.4
                                                            -------------    -------------
       Work-in-process and finished goods --
            Plates and Shapes ..........................               --              2.0
            Flat Rolled ................................             16.9             16.8
            Building Products ..........................             21.8             17.9
                                                            -------------    -------------
               Total work-in-process and finished goods              38.7             36.7
                                                            -------------    -------------
       Less -- LIFO reserve ............................               --               --
                                                            -------------    -------------
               Total ...................................    $       216.3    $       236.1
                                                            =============    =============

     Inventories of the operations held for sale, in the amount of $18.3 and $27.9, respectively, have been excluded from the inventory balances presented above.

4.   PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as pre-petition liabilities subject to compromise from continuing operations under bankruptcy proceedings are identified below. These liabilities are classified as noncurrent because under the Reorganization Plan, such liabilities were converted to equity as of the effective date of such plan. On a consolidated basis, recorded pre-petition liabilities subject to compromise from continuing operations under Chapter 11 Proceedings, consisted of the following:

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2002             2001
                                                                               -------------    -------------
     Subordinated Notes ...................................................    $       200.0    $       200.0
     Accounts payable .....................................................            108.1            144.7
     Accrued interest on Subordinated Notes (August 15 - November 14, 2001)              4.3              4.3
     Other liabilities ....................................................             11.1             15.0
                                                                               -------------    -------------
          Total liabilities subject to compromise .........................    $       323.5    $       364.0
                                                                               =============    =============

     In addition to the pre-petition liabilities subject to compromise from continuing operations, the Company had $50.4 of pre-petition liabilities subject to compromise from operations held for sale. Such amount is included in operations held for sale as of September 30, 2002. The total amount of liabilities subject to compromise is $373.9 as of September 30, 2002.

     As a result of the Chapter 11 Filing, principal and interest payments were not made on pre-petition unsecured debt. The total interest on the pre-petition unsecured Subordinated Notes that was not charged to earnings for the period from November 15, 2001 to September 30, 2002, was $15.1 ($12.9 year to date September 30, 2002). Such interest is not being accrued because the Bankruptcy Code disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

5.   DEBT

     Debt consists of the following:

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2002             2001
                                                                                    -------------    -------------
     Post-petition secured debt not subject to compromise:
          Borrowings under the DIP Financing  ..................................    $       167.2     $         --
     Pre-petition secured debt not subject to compromise:
          Borrowings under previous credit facilities ..........................               --            278.2
          Industrial Revenue Bonds (various issues) ............................              8.6             17.1
          Other obligations ....................................................              7.5              6.6
                                                                                    -------------    -------------
                Total pre and post-petition debt not subject to compromise          $       183.3    $       301.9
                                                                                    =============    =============
     Unsecured debt subject to compromise:
          Subordinated Notes (see Note 4)  .....................................    $       200.0    $       200.0
                                                                                    =============    =============

     During 2002, one Industrial Revenue Bond in the amount of $7.5 had its letter of credit called by the lenders. Such amount has been reclassified to other obligations. As described in the Reorganization Plan, this debt was exchanged into a note payable secured by real estate and equipment. The note matures in five years and calls for quarterly payments of principal and interest at 7% per annum based upon a fifteen-year amortization schedule.

     During the course of the claims reconciliation and verification process, certain obligations previously classified as pre-petition secured debt not subject to compromise were determined not to be secured

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

obligations as such security interest had not been perfected. Accordingly, such obligations are classified as other liabilities subject to compromise as of September 30, 2002. See Note 4.

     The weighted average interest rates under the Company's credit facilities for the nine months ended September 30, 2002 and 2001 were 7.38% and 8.03%, respectively.

     DEBTOR-IN-POSSESSION FINANCING

     On January 2, 2002, the Company executed its debtor-in-possession financing ("DIP Financing") with Bank of America and PNC Bank in the amount of $350.0. On July 22, 2002, the Company amended its DIP Financing agreement reducing the maximum permitted borrowings to $275.0. Initial borrowings of $278.2 were used to repay the outstanding balance under the previous credit facilities. The facility was composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bore interest at the bank's prime rate plus an applicable margin of 2%, had an eighteen-month term with two three-month extensions and was collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula was 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there were two sublimit loans in the amount of $31.0 on equipment and $30.0 on real estate. The $31.0 equipment loan was amortized at $0.5 per month with additional amounts paid with proceeds from asset divestitures. Proceeds from a federal income tax refund in the amount of $23.7 and net proceeds from asset sales were used to retire the equipment sublimit as of September 30, 2002. The balance on the real estate sublimit at September 30, 2002 was $20.6. A commitment fee was payable on any unused portion of the DIP Financing. A letter of credit fee was payable for each letter of credit or credit support provided by the lenders. Borrowings were used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process.

     NEW CREDIT FACILITY

     On October 31, 2002, the Company entered into a new financing agreement with a group of lenders (the "New Credit Facility"). The New Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms. The DIP Facility was retired with borrowings under the New Credit Facility. The New Credit Facility provides for a revolving credit facility providing up to $200.0 in borrowings and is secured by all of the Company's receivables, inventories, and intangible property. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate; however, the Company's real estate and machinery and equipment are not pledged as security for the loan. As of November 12, 2002, the Company had $63.4 available under the New Credit Facility. Such availability could be impacted by Fresh Start Accounting in the event there are adjustments to the pledged assets.

     The New Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank's base rate or LIBOR, at the Company's option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the "Fixed Charge Coverage Ratio"). The Fixed Charge Coverage Ratio is determined by dividing the sum of EBITDA, net capital expenditures, income taxes paid in cash, dividends, or other pro forma distributions, by the sum of interest expense paid and scheduled principal reductions on debt. The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans ranges from 2.00% to 3.00%. These marginal rates vary with the Company's financial

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

performance as measured by the Fixed Charge Coverage Ratio. A commitment fee is payable on any unused portion of the New Credit Facility. The commitment fee varies between 0.375% and 0.250% per annum, based on the Fixed Charge Coverage Ratio. The base rate and the LIBOR rate are 4.25% and 1.38% as of November 12, 2002.

     The New Credit Facility requires the Company to comply with various affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders' consent with respect to certain individual acquisitions. The New Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0. As long as the Company's availability (the applicable advance rate on eligible receivables and inventories, less outstanding borrowings and letters of credit) is $20.0 or greater, the Company does not have to maintain a minimum Fixed Charge Coverage Ratio. Should availability fall below $20.0, the Company must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.

      In connection with the establishment of the New Credit Facility, the Company incurred fees and expenses of approximately $2.2, which are being amortized over the three-year term of the facility.

     SUBORDINATED NOTES

     The Subordinated Notes were unconditionally and fully guaranteed, such guarantee being joint and several, by substantially all of the Company's current and future subsidiaries. Metals USA, Inc., the parent company, did not have sufficient independent assets, apart from its investment in its wholly owned subsidiaries to satisfy the financial requirements of the Subordinated Notes. Accordingly the Company was exempt from presenting subsidiary guarantor financial information.

     The Subordinated Notes plus accrued interest through November 14, 2001 totaling $204.3 will be exchanged for shares of New Common Stock under the terms of the Reorganization Plan.

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

     Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of disputed creditor claims and completion of distributions under the Reorganization Plan, 20,000,000 shares of New Common Stock in the reorganized Company to discharge and in exchange for approximately $373.9 of unsecured debt, and the financial advisor to holders of general unsecured claims was issued 149,510 shares of New Common

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

Stock. The Company's existing Common Stock was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year Warrants to purchase an aggregate of 3,555,795 shares of the New Common Stock of the reorganized Company (representing approximately 15% of the Company's outstanding New Common Stock). The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon the Company's estimate of total general unsecured claims. The exercise price is currently estimated to be $18.93 per share (assuming that total allowed general unsecured claims are $378.5). The Warrants will not be distributed until six months after the Effective Date. The Reorganization Plan provides for the establishment of the New Management Stock Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company. Up to 2,015,000 shares of New Common Stock are reserved for issuance under the New Management Stock Incentive Plan. All previously outstanding options of the Company which had been issued under the 1997 Metals USA Executive Incentive Plans were cancelled.

8.   OPERATIONS HELD FOR SALE

     During the third quarter of 2001, the Company decided to sell certain assets of its Plates and Shapes business unit. Because the operations held for sale as of December 31, 2001 were initiated prior to the Company's adoption of SFAS 144 on January 1, 2002, the accounting for the disposal of these assets is governed by the provisions of SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This pronouncement requires that the operational results of the operations held for sale be reported as continuing operations on the statement of operations with supplemental footnote disclosure of the assets, liabilities and results of operations. Operational information included in the consolidated statements of operations regarding the businesses classified as operations held for sale under SFAS 121 as of September 30, 2002 are as follows:

                              NINE MONTHS ENDED
                                 SEPTEMBER 30,
                           -------------------------
                              2002           2001
                           ----------     ----------
       Net sales ......    $     30.7     $    100.7
       Operating loss .          (2.7)          (0.6)

     While there can be no assurances as to the timing of these asset sales, management expects them to be sold within one year.

     On April 5, 2002, the Company announced planned divestitures of eleven additional business units that resulted in a significant downsizing of the Company. These divestitures were a part of the Reorganization Plan that was approved by the Creditors Committee on June 21, 2002. These divestitures, along with previously announced divestitures, had a carrying value and expected net proceeds at September 30, 2002 of approximately $55.4. The proceeds from the sale of these assets have been and will continue to be used to reduce amounts outstanding under the Company's credit facilities. Collection of receivables that were retained upon the sale of certain operations prior to September 30, 2002, as well as transactions under contract at September 30, 2002, are expected to generate additional net proceeds of approximately $32.3. Further the Company continues to actively pursue the sale of the remaining $23.1 of assets.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     The accounting for the disposal of the operations placed into the held for sale category during 2002 is governed by the provisions of SFAS 144. This pronouncement requires that the operational results of the operations held for sale be recorded as discontinued operations on the statement of operations with separate earnings per share disclosure and supplemental footnote disclosure of the assets and liabilities.

     Operational information included in the consolidated statements of operations for the nine months ended September 30, 2002 and 2001, with respect to the businesses classified as discontinued operations and held for sale under SFAS 144 are as follows:

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                   ---------------------
                                     2002         2001
                                   --------     --------
       Net sales ................  $  218.5     $  302.7
       Cost of sales ............     170.9        237.8
                                   --------     --------
            Gross profit ........      47.6         64.9
       Operating expenses .......      49.1         69.6
                                   --------     --------
            Operating loss ......      (1.5)        (4.7)
       Benefit for income taxes..      (0.4)         (.9)
                                   --------     --------
            Net loss ............  $   (1.1)    $   (3.8)
                                   ========     ========

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

                                                                                   AS OF SEPTEMBER 30, 2002            TOTAL AS OF
                                                                           ----------------------------------------    DECEMBER 31,
                                                                            SFAS 121       SFAS 144        TOTAL           2001
                                                                           ----------     ----------     ----------     ----------
        Assets:
           Accounts receivable ........................................    $      4.2     $     23.1     $     27.3     $     14.5
           Inventories and other ......................................           1.8           16.7           18.5           28.5
           Property and equipment, net ................................           8.9           19.2           28.1           16.4
           Reserves ...................................................          (5.6)         (12.9)         (18.5)         (10.3)
                                                                           ----------     ----------     ----------     ----------
             Operations held for sale .................................    $      9.3     $     46.1     $     55.4     $     49.1
                                                                           ==========     ==========     ==========     ==========
        Liabilities:
           Post-petition liabilities - not subject to compromise ......    $      1.7     $      3.0     $      4.7     $      3.0
           Pre-petition liabilities - subject to compromise ...........          13.0           37.4           50.4           14.4
                                                                           ----------     ----------     ----------     ----------
             Operations held for sale  ................................    $     14.7     $     40.4     $     55.1     $     17.4
                                                                           ==========     ==========     ==========     ==========

     Amounts above include the assets and liabilities of the operations held for sale under both SFAS 121 and SFAS 144 at September 30, 2002. The amounts as of December 31, 2001, include only operations held for sale under SFAS 121, as operations held for sale under SFAS 144 were not identified until the second quarter of 2002.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   2002         2001
                                                 --------     --------
        Supplemental cash flow information:
          Cash paid for interest ............    $   13.5     $   41.8
          Cash refunded for income taxes paid       (25.2)        (5.3)

10.  SEGMENT AND RELATED INFORMATION

     The following table shows summarized financial information for the continuing operations of the Company's reportable segments. The Company evaluates performance of each segment based on operating income (loss). Operating income (loss) by business segment excludes interest expense and reorganization expenses. Corporate expenses are not allocated to the Company's operating segments. The negative sales amount under Corporate and Other represents the elimination of intercompany sales.

                                                     AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------
                                            PLATES AND                BUILDING     CORPORATE
                                              SHAPES    FLAT ROLLED   PRODUCTS     AND OTHER       TOTAL
                                           -----------  -----------   ---------    ---------     ---------
         2002:
           Net sales ...................    $   259.6    $   358.2    $   120.7    $   (19.8)    $   718.7
           Operating income (loss) .....          5.9         10.7         11.6        (19.8)          8.4
           Total assets ................        120.5        172.6        100.6        119.9         513.6
           Capital expenditures ........          0.3          0.7          0.8          0.1           1.9
           Depreciation and amortization          1.8          2.1          1.6          0.8           6.3
         2001:
           Net sales ...................    $   416.1    $   426.4    $   115.5    $   (24.9)    $   933.1
           Operating income (loss) .....          1.7         13.1          3.1        (97.9)        (80.0)
           Total assets ................        251.5        206.4        120.9        251.7         830.5
           Capital expenditures ........          3.3          4.9          2.8          0.8          11.8
           Depreciation and amortization          6.0          3.7          2.2          4.1          16.0

11.  SUBSEQUENT EVENT - EMERGENCE FROM BANKRUPTCY

     On October 31, 2002 the Company emerged from bankruptcy. The accompanying pro forma consolidated statements of operations and the consolidated pro forma balance sheet as of and for the nine months ended September 30, 2002, reflect adjustments made to the reported historical financial statements of the Company for the periods then ended relating to operations disposed of and adjustments required to implement "Fresh-Start Reporting" as described by SOP 90-7. The information presented by the accompanying pro forma financial statements are intended to provide additional information of a general nature and are not required disclosures and are not necessarily indicative of results to be expected from future operations. Certain adjustments described herein are based upon estimates and assumptions, which may be modified or supplemented as circumstances warrant in the future. Moreover any such modifications or additional adjustments may differ materially from those presented. Notwithstanding the foregoing, the Company

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

believes the information presented in the accompanying pro forma financial statements contains all material known adjustments. Reference is made to the Amended Plan of Reorganization and Disclosure Statement filed with the Bankruptcy Court on September 18, 2002, which was filed as an exhibit to the Company's Form 8-K, filed with the Securities and Exchange Commission on September 19, 2002.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                      SEPTEMBER 30,
                                                                          2002                 PRO FORMA
                                                                         ACTUAL               ADJUSTMENTS              PRO FORMA
                                                                      ------------            ------------            ------------
                                 ASSETS
Current assets: ..................................................                                   (33.2)(2)
   Cash and cash equivalents, including restricted cash ..........    $       35.4                    (2.2)(3)        $         --
   Accounts receivable, net of allowance .........................           131.6                      --                   131.6
   Inventories ...................................................           216.3                      --                   216.3
   Prepaid expenses and other ....................................             7.9                      --                     7.9
   Operations held for sale ......................................            55.4                    (9.6)(6)                45.8
                                                                      ------------            ------------            ------------
         Total current assets ....................................           446.6                   (45.0)                  401.6
Property and equipment, net ......................................           107.1                  (107.1)(6)                  --
                                                                                                       1.7(3)

Other assets .....................................................             6.1                    (1.8)(6)                 6.0
                                                                      ------------            ------------            ------------
         Total assets ............................................    $      559.8            $     (152.2)           $      407.6
                                                                      ============            ============            ============
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..............................................    $       20.2            $        2.0(5)         $       22.2
   Accrued liabilities ...........................................            29.9                      --                    29.9
   Operations held for sale ......................................            55.1                   (50.4)(1)                 4.7
   Pre-petition accrued liabilities - not subject to compromise ..             2.0                    (2.0)(5)                  --
   Post and pre-petition debt - not subject to compromise ........                                   (33.2)(2)
                                                                             183.3                  (150.1)(4)                  --
                                                                      ------------            ------------            ------------
         Total current liabilities                                           290.5                  (233.7)                   56.8
Pre-petition liabilities - subject to compromise                             323.5                  (200.0)(1)                  --
                                                                                                    (123.5)(1)
Long-term liabilities ............................................              --                   150.1(4)                150.1
                                                                      ------------            ------------            ------------
         Total liabilities .......................................           614.0                  (407.1)                  206.9
                                                                      ------------            ------------            ------------
Stockholders' equity (deficit):
     Common stock, $.01 par, 203,122,914 shares authorized,
       36,509,972 and 20,149,510 shares issued, respectively .....             0.4                    (0.4)(1)
                                                                                                       0.2(1)                  0.2
                                                                                                     200.5(1)
     Additional paid-in capital                                              247.7                  (247.7)(1)               200.5
                                                                                                    (116.7)(6)
                                                                                                       0.6(3)
     Retained deficit ............................................                                   248.1(1)
                                                                            (302.3)                  170.3(1)                   --
                                                                      ------------            ------------            ------------
              Total stockholders equity (deficit) ................           (54.2)                 (254.9)                  200.7
                                                                      ------------            ------------            ------------
              Total liabilities and stockholders' equity (deficit)    $      559.8            $      152.2            $      407.6
                                                                      ============            ============            ============

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                          --------------------------------------------------------
                                                                               PRO FORMA
                                                              ACTUAL          ADJUSTMENTS           PRO FORMA
                                                          ----------------  -----------------    -----------------
      Net sales .....................................     $         718.7              (30.7)(7) $          688.0
      Cost of sales .................................               542.7              (23.3)(7)            519.4
                                                          ----------------  -----------------    -----------------
              Gross profit ..........................               176.0               (7.4)               168.6
      Operating costs and expenses:
         Operating and delivery .....................                89.8               (4.4)(7)             85.4
         Selling, general and administrative ........                68.4               (5.7)(7)             62.7
         Depreciation and amortization ..............                 6.3               (6.3)(6)               --
         Asset impairments ..........................                 3.1                 --                  3.1
                                                          ----------------  -----------------    -----------------
              Operating income                                        8.4                9.0                 17.4
      Other (income) expense:                                                            0.5(3)
         Interest and securitization expense ........                14.8               (8.9)(8)              6.4
         Other (income) expense, net ................                (0.6)                --                 (0.6)
         Reorganization expenses ....................                19.8              (19.8)(9)               --
                                                          ----------------  -----------------    -----------------
              Income (loss) before income taxes and
                discontinued operations .............               (25.6)              37.2                 11.6
      Provision (benefit) for income taxes ..........                (7.5)             (12.1)(10)             4.6
                                                          ----------------  -----------------    -----------------
              Loss before discontinued operations ...               (18.1)              25.1                  7.0
      Discontinued operations, net of taxes .........                (1.1)                --                 (1.1)
                                                          ----------------  -----------------    -----------------
              Net income (loss) .....................     $         (19.2)  $           25.1     $            5.9
                                                          ================  =================    =================

      Net income (loss) per share-- basic
         Income (loss) before discontinued operations     $          (.50)                       $            .35
         Discontinued operations ....................                (.03)                                   (.05)
                                                          ----------------                       -----------------
           Total ....................................     $          (.53)                       $            .30
                                                          ----------------                       -----------------
      Number of common shares used in the per
         share calculations:
         Net income (loss) per share - basic ........                36.5                                    20.1
                                                          ================                       =================

     The following pro forma adjustments were made as if the Company emerged from bankruptcy on September 30, 2002 with respect to the balance sheet and as if it emerged on January 1, 2002 with respect to the statement of operations for the nine months ended September 30, 2002:

(1) Record the cancellation of the existing Common Stock ($0.4) and the associated paid-in capital ($247.7) in exchange for Warrants to purchase 3,555,795 shares of the New Common Stock and the issuance of 20,149,510 shares of the New Common Stock ($0.2) with an estimated value of $200.7 in exchange for unsecured debt ($200.0) and general unsecured claims ($123.5 from continuing operations and $50.4 from operations held for sale). The equity valuation was based upon discounted cash flows and is more fully described in the Reorganization Plan.
(2) Record the application of $33.2 of available cash to pay down post and pre-petition debt not subject to compromise.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

(3) Record the use of $2.2 of cash incurred to obtain the New Credit Facility and reflect the amortization of such debt issuance costs of $0.5 during the period.
(4) Record the retirement of the DIP Financing ($134.0) with borrowings under the New Credit Facility and reclassify the remaining pre and post-petition debt not subject to compromise as a long-term liability.
(5) Reclassify pre-petition liabilities not subject to compromise ($2.0) to accounts payable as these liabilities will be settled in cash.
(6) Adjust property and equipment to the estimated carrying value as determined under Fresh Start Reporting, eliminate deferred financing costs associated with the DIP Financing ($1.8) and adjust depreciation ($6.3) to reflect the amortization of the post reorganization balances.
(7) Eliminate the results of operations for operations held for sale under SFAS 121.
(8) Adjust interest expense to reflect expense for post bankruptcy long-term debt balance and reduced interest rate on the New Credit Facility ($8.9).
(9)   Eliminate bankruptcy related reorganization expenses ($19.8).
(10)  Record income taxes at an effective rate of 40%.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements of Metals USA, Inc. and related notes thereto included in Part I, Item 1 of this Report and the Company's audited consolidated financial statements contained in the Form 10-K for the fiscal year ended December 31, 2001. Unless otherwise indicated, all references to the "Company," "we," "us," "our" or other similar terms herein are intended to refer to Metals USA, Inc. This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers should refer to "Factors Which May Affect Future Operating Results" discussed below and included in the Form 10-K for the fiscal year ended December 31, 2001.

     OVERVIEW

     We are a provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. We sell to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment, and machinery and equipment manufacturers. During 2000 and 2001, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, combined with our high level of debt, caused us to seek protection under U.S. bankruptcy laws in November 2001.

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

     CHAPTER 11 PROCEEDINGS

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S Bankruptcy Court, Southern District of Texas, Houston Division and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code. As debtors-in-possession under Section 1107 and 1108 of the Bankruptcy Code, we maintained possession of our properties and assets, and our management continued to operate our businesses. We were authorized to manage our properties and operate our businesses, but we did not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

     Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry wide recession caused by pricing pressure from foreign imports and recent decline in the manufacturing sector of the U.S. economy and (2) the inability to obtain additional liquidity from our primary lending sources. During 2000, the U.S. steel industry began experiencing significant declines in

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

prices for steel products resulting from an influx of foreign imports. During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack on September 11, 2001. Due to these deteriorating economic conditions, we have incurred significant operating losses during the past several quarterly reporting periods. We expect these losses to continue through 2002. The goal of the Chapter 11 Filing was to maximize recovery by creditors and shareholders by preserving the Company as a viable entity with going concern value. The protection afforded by the Chapter 11 Filing has permitted us to preserve cash and restructure our debt. On June 21, 2002, we reached an agreement with the Creditors Committee on the terms of the Reorganization Plan, subject to definitive documentation and obtaining the required approvals and exit financing. We filed this Reorganization Plan with the Bankruptcy Court on August 27, 2002. The Bankruptcy Court held a hearing on September 18, 2002 and determined the disclosure statement to be used for distribution and voter solicitation contained adequate information. The Reorganization Plan was confirmed by the Bankruptcy Court on October 18, 2002. We were permitted to consummate the transactions described in the Reorganization Plan and emerged from bankruptcy on October 31, 2002, the Effective Date.

     Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of disputed creditor claims and completion of distributions under the Reorganization Plan, 20,000,000 shares of New Common Stock in the reorganized Company to discharge and in exchange for approximately $373.9 million of unsecured debt, and the financial advisor to holders of general unsecured claims was issued 149,510 shares of New Common Stock. Our existing Common Stock was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year Warrants to purchase an aggregate of 3,555,795 shares of the New Common Stock of the reorganized Company (representing approximately 15% of our outstanding New Common Stock). The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon the Company's estimate of total general unsecured claims. The exercise price is currently estimated to be $18.93 per share (assuming that total allowed general unsecured claims are $378.5 million). The Warrants will not be distributed until six months after the Effective Date. We are required to use commercially reasonable efforts to list the New Common Stock on the Nasdaq or another national securities exchange but there can be no assurance that any such listing will be approved or that an established trading market will develop for the New Common Stock. We do not currently intend to list the Warrants and cannot provide any assurance as to whether a market will develop for the Warrants. The Reorganization Plan provides for the establishment of the New Management Stock Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company. Up to 2,015,000 shares of New Common Stock are reserved for issuance under the New Management Stock Incentive Plan. All previously outstanding options of the Company which had been issued under the 1997 Metals USA Executive Incentive Plans were cancelled. Additionally, the Board of Directors of the newly reorganized Company was reconstituted with six new members. See Part II Item 3 - "Changes in Securities and Use of Proceeds" and
Item 5 - "Other Information" below.

     We will be required to adopt Fresh-Start Reporting as specified by SOP-90-7. Fresh-Start Reporting is required upon a substantive change in control and requires upon the date of confirmation, that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values similar to the procedures specified by Accounting Principles Board Opinion 16, "Business Combinations". Accordingly, the carrying values of our assets and liabilities differ from the amounts shown at September 30, 2002. The principal differences relate to the exchange of shares of New Common Stock for

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

pre-petition liabilities subject to compromise, exchange of Warrants for existing Common Stock, adjustments to reflect the fair value of certain assets, the reclassification of our secured credit facilities from a current liability to a long-term liability and elimination of the retained deficit. In addition, the Company's New Common Stock was valued based on an enterprise value of $200.7. See Note 11 for a pro forma balance sheet and statement of operations which reflects the application of SOP 90-7.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS --Concentrations of credit risk with respect to trade accounts are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically (as circumstances warrant) based upon the expected collectibility of all such accounts. Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Certain of our subsidiaries use the last-in, first-out ("LIFO") method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting.

     REVENUE RECOGNITION -- We recognize revenues when products are shipped and all significant obligations of the Company have been satisfied. Risk of loss passes at the time of shipment.

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                             2002         %          2001           %          2002           %
                                           -------     -------      -------      -------      -------      -------
                                                            (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales .............................    $ 234.4       100.0%     $ 292.7        100.0%     $ 718.7        100.0%
Cost of sales .........................      177.0        75.5%       225.8         77.1        542.7         75.5%
                                           -------     -------      -------      -------      -------      -------
     Gross profit .....................       57.4        24.5%        66.9         22.9%       176.0         24.5%
Operating and delivery ................       27.9        11.9%        35.8         12.2%        89.8         12.5%
Selling, general and administrative ...       20.4         8.7%        28.6          9.8%        68.4          9.5%
Depreciation and amortization .........        2.1         0.9%         5.3          1.8%         6.3          0.9%
Asset impairments/integration
  credit ..............................       (0.4)       (0.2)%       84.6         28.9%         3.1          0.4%
                                           -------     -------      -------      -------      -------      -------
     Operating income (loss) ..........        7.4         3.2%       (87.4)       (29.8)%        8.4          1.2%
Interest and securitization expense ...        4.4         1.9%        12.4          4.3%        14.8          2.1%
Other (income) expense, net ...........       (0.2)       (0.1)%        0.2          0.1%        (0.6)        (0.1)%
Reorganization expenses ...............       10.7         4.6%          --           --         19.8          2.8%
                                           -------     -------      -------      -------      -------      -------
     Loss before income taxes .........    $  (7.5)       (3.2)%    $(100.0)       (34.2)%    $ (25.6)        (3.6)%
                                           =======     =======      =======      =======      =======      =======

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                             2001          %
                                      (IN MILLIONS, EXCEPT PERCENTAGES)
Net sales .............................    $ 933.1        100.0%
Cost of sales .........................      715.0         76.6%
                                           -------      -------
     Gross profit .....................      218.1         23.4%
Operating and delivery ................      111.5         12.0%
Selling, general and administrative ...       86.0          9.2%
Depreciation and amortization .........       16.0          1.7%
Asset impairments/integration
  credit ..............................       84.6          9.1%
                                           -------      -------
     Operating income (loss) ..........      (80.0)        (8.6)%
Interest and securitization expense ...       39.7          4.2%
Other (income) expense, net ...........       (0.2)          --
Reorganization expenses ...............         --           --
                                           -------      -------
     Loss before income taxes .........    $(119.5)       (12.8)%
                                           =======      =======

  CONSOLIDATED RESULTS OF CONTINUING OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

     NET SALES. Net sales decreased $58.3 million, or 19.9%, from $292.7 million for the three months ended September 30, 2001 to $234.4 million for the three months ended September 30, 2002. The decrease in net sales was principally due to decreased shipments in substantially all product lines (except Building Products), which overall declined by 19.1%. The average sales price per ton decreased by 1.0% from the prior year.

     COST OF SALES. Cost of sales decreased $48.8 million, or 21.6%, from $225.8 million for the three months ended September 30, 2001, to $177.0 million for the three months ended September 30, 2002. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the three months ended September 30, 2002 declined to 75.5% versus 77.1% for the three months ended September 30, 2001. This decline was the result of a 3.1% decrease in the average cost per ton versus a 1.0% decrease in the average sales price per ton.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $7.9 million, or 22.1%, from $35.8 million for the three months ended September 30, 2001 to $27.9 million for the three months ended September 30, 2002. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses decreased slightly from 12.2% for the three months ended September 30, 2001 to 11.9% for the three months ended September 30, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $ 8.2 million, or 28.7%, from $28.6 million for the three months ended September 30, 2001 to $20.4 million for the three months ended September 30, 2002. This decrease in selling, general and administrative expenses was

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

primarily attributable to the decreased sales activity. As a percentage of net sales, selling, general and administrative expenses decreased from 9.8% for the three months ended September 30, 2001 to 8.7% for the three months ended September 30, 2002. This percentage decrease was primarily due to a decrease in the provision for bad debts that decreased from $2.0 in the third quarter of 2001 to $0.7 for the third quarter of 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $3.2 million or 60.4%, from $5.3 million for the three months ended September 30, 2001 to $2.1 million for the three months ended September 30, 2002. This decrease was due to the asset impairments that were recorded for property and equipment and goodwill as of December 31, 2001. The goodwill amortization for the three months ended September 30, 2001 was $2.0.

     ASSET IMPAIRMENTS AND INTEGRATION CREDIT. Asset impairment charges and an integration credit totaling $84.6 million were recorded in the third quarter of 2001, such amount representing a decrease in net realizable value. There was an asset impairment credit of $0.4 during the three months ended September 30, 2002.

     OPERATING INCOME. Operating loss decreased $94.8 million, from a $87.4 million loss for the three months ended September 30, 2001 to $7.4 million of income for the three months ended September 30, 2002. The increase in operating income was primarily attributable to improved margins, the large asset impairment charge recorded in 2001 as well as reduced depreciation and amortization expenses, all as further discussed above. Excluding the asset impairment charges and integration credit, the operating loss decreased $9.8 million, from a $2.8 million loss for the three months ended September 30, 2001 to $7.0 million of income for the three months ended September 30, 2002. As a percentage of net sales and excluding the asset impairments and integration credit, operating income increased from (1.0)% for the three months ended September 30, 2001 to 3.0% for the three months ended September 30, 2002.

     INTEREST EXPENSE. Interest expense decreased $8.0 million, or 64.5%, from $12.4 million for the three months ended September 30, 2001 to $4.4 million for the three months ended September 30, 2002. The decrease in interest expense was primarily due to decreased debt levels, lower interest rates and the discontinuance of accruing interest on the Subordinated Notes of $4.3 million as this liability was subject to compromise in the Chapter 11 Proceedings.

     REORGANIZATION EXPENSES. Reorganization expenses in the amount of $10.7 million for the three months ended September 30, 2002 consist of approximately $7.3 million of professional fees, U.S. Trustee fees and other costs directly associated with the Chapter 11 Proceedings and $3.4 million related to employee retention.

   CONSOLIDATED RESULTS OF CONTINUING OPERATIONS -- NINE MONTHS ENDED
    SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

     NET SALES. Net sales decreased $214.4 million, or 23.0%, from $933.1 million for the nine months ended September 30, 2001 to $718.7 million for the nine months ended September 30, 2002. The decrease in net sales was principally due to decreased shipments in substantially all product lines (except Building Products)

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

which overall declined by 20.2%. In addition to the volume decline, the average sales price per ton decreased by 3.5%.

     COST OF SALES. Cost of sales decreased $172.3 million, or 24.1%, from $715.0 million for the nine months ended September 30, 2001, to $542.7 million for the nine months ended September 30, 2002. The decrease in cost of sales was principally due to the decreased shipments described above. As a percentage of net sales, cost of sales for the nine months ended September 30, 2002 declined to 75.5% versus 76.6% for the nine months ended September 30, 2001. This improvement was the result of a 4.9% decrease in the average cost per ton versus a 3.5% decrease in the average sales price per ton.

     OPERATING AND DELIVERY. Operating and delivery expenses decreased $21.7 million, or 19.4%, from $111.5 million for the nine months ended September 30, 2001 to $89.8 million for the nine months ended September 30, 2002. The decrease in operating and delivery expenses was principally due to the decreased shipments described above. As a percentage of net sales, operating and delivery expenses increased from 12.0% for the nine months ended September 30, 2001 to 12.5% for the nine months ended September 30, 2002. This percentage increase was primarily due to the decrease in sales and the inherent fixed costs included in operating and delivery expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $17.6 million, or 20.5%, from $86.0 million for the nine months ended September 30, 2001 to $68.4 million for the nine months ended September 30, 2002. This decrease in selling, general and administrative expenses was primarily attributable to the decreased sales activity. As a percentage of net sales, selling, general and administrative expenses increased from 9.2% for the nine months ended September 30, 2001 to 9.5% for the nine months ended September 30, 2002. This percentage increase was primarily due to the decrease in sales, an increase in the cost of self insured medical and workers compensation insurance and the inherent fixed costs included in selling, general and administrative expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $9.7 million or 60.6%, from $16.0 million for the nine months ended September 30, 2001 to $6.3 million for the nine months ended September 30, 2002. This decrease was due to the asset impairments that were recorded for property and equipment and goodwill as of December 31, 2001. The goodwill amortization for the nine months ended September 30, 2001 was $6.0.

     ASSET IMPAIRMENTS AND INTEGRATION CREDIT. Asset impairment charges of $3.1 million were recorded during the nine months ended September 30, 2002, such amount representing the difference between the estimated sales price and the carrying value of the assets held for sale. During the nine months ended September 30, 2001, asset impairment charges and an integration credit in the amount of $84.6 million were recorded.

     OPERATING INCOME. Operating loss decreased $88.4 million, from a loss of $80.0 million for the nine months ended September 30, 2001 to income of $8.4 million for the nine months ended September 30, 2002. The increase in operating income was primarily attributable to improved margins, reduced asset impairments and reduced depreciation and amortization expenses, all as further discussed above. Excluding the asset impairment charges and integration credit, the operating income increased $6.9 million, from income of $4.6 million for the nine months ended September 30, 2001 to $11.5 million of income for the three months ended

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

September 30, 2002. As a percentage of net sales and excluding the asset impairments and integration credit, operating income increased from 0.5% for the nine months ended September 30, 2001 to 1.6% for the nine months ended September 30, 2002.

     INTEREST AND SECURITIZATION EXPENSE. Interest and securitization expense decreased $24.9 million, or 62.7%, from $39.7 million for the nine months ended September 30, 2001 to $14.8 million for the nine months ended September 30, 2002. The decrease in interest expense was primarily due to decreased debt levels, lower interest rates and the discontinuance of accruing interest on the Subordinated Notes of $12.9 million as this liability is subject to compromise in the Chapter 11 proceedings.

     REORGANIZATION EXPENSES. Reorganization expenses in the amount of $19.8 million for the nine months ended September 30, 2002 consist of approximately $14.3 million of professional fees, U.S. Trustee fees and other costs directly associated with Chapter 11 Proceedings and $5.5 million related to employee retention.

   SEGMENT RESULTS OF CONTINUING OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                              ---------------------------------------------------------------------------------------------------
                                                       OPERATING                  OPERATING
                                 NET                   COSTS AND                   INCOME                    CAPITAL       TONS
                                SALES         %        EXPENSES          %         (LOSS)           %        SPENDING     SHIPPED
                              ----------    -----     ----------       -----     ----------      ------     ----------    -------
2002:                                             (IN MILLIONS, EXCEPT PERCENTAGES AND TONS IN THOUSANDS)
Plates and Shapes .........   $     80.1     34.1%    $     76.6        33.7%    $      3.5        47.3%    $      0.1        140
Flat Rolled ...............        117.1     50.0%         113.2        49.9%           3.9        52.7%           0.3        169
Building Products .........         43.1     18.4%          38.4        16.9%           4.7        63.5%           0.3          -
Corporate and other .......         (5.9)    (2.5)%         (1.2)       (0.5)%         (4.7)      (63.5)%            -        (10)
                              ----------    -----     ----------       -----     ----------      ------     ----------    -------
 Total ....................   $    234.4    100.0%    $    227.0       100.0%    $      7.4       100.0%    $      0.7        299
                              ==========    =====     ==========       =====     ==========      ======     ==========    =======
2001:
Plates and Shapes .........   $    126.1     43.1%    $    129.1        34.0%    $     (3.0)       (3.4)%   $      1.4        179
Flat Rolled ...............        132.4     45.2%         128.9        33.9%           3.5         4.0%           0.4        208
Building Products .........         41.0     14.0%          39.5        10.4%           1.5         1.7%           1.0          -
Corporate and other .......         (6.8)    (2.3)%         82.6        21.7%         (89.4)     (102.3)%          0.2        (12)
                              ----------    -----     ----------       -----     ----------      ------     ----------    -------
 Total ....................   $    292.7    100.0%    $    380.1       100.0%    $    (87.4)      100.0%    $      3.0        375
                              ==========    =====     ==========       =====     ==========      ======     ==========    =======

     PLATES AND SHAPES. Net sales decreased $46.0 million, or 36.5%, from $126.1 million for the three months ended September 30, 2001 to $80.1 million for the three months ended September 30, 2002. Product shipments declined 21.8% and average sales prices decreased 18.2% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. A significant component of the variance from the third quarter of 2001 to the third quarter of 2002 relates to the sale of the majority of the specialty division of the Plates and Shapes group in the first quarter of 2002. Excluding the effect of these operations on the change, sales decreased $21.7 million or 22.5%, tons decreased 19.7% and the average sales price decreased by 3.6%. Operating costs and expenses decreased $52.5 million, or 40.7%, from $129.1 million for the three months ended September 30, 2001 to $76.6 million for the three months ended September 30, 2002. Operating costs and expenses as a percentage of net sales decreased from 102.4% for the three months ended

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

September 30, 2001 to 95.6% for the three months ended September 30, 2002, primarily due to a reduction in expenses and a decrease in the cost of raw materials. The change in operating expenses excluding the effect of the specialty operations was a reduction of $27.7 million or 28.0% and as a percentage of sales, operating expenses decreased from 102.2% to 94.9%. Operating income increased by $6.5 million, from a loss of $3.0 million for the three months ended September 30, 2001 to income of $3.5 million for the three months ended September 30, 2002. This increase is due to the lower costs as well as lower depreciation expenses as a result of the impairment of assets at year-end 2001. Operating income as a percentage of net sales increased from (2.4)% for the three months ended September 30, 2001 to 4.4% for the three months ended September 30, 2002. Excluding the specialty division, operating income would have been $3.9 million in the quarter ended September 30, 2002 versus a loss of $2.2 million in the prior year, an increase of $6.1 million .

     FLAT ROLLED. Net sales decreased $15.3 million, or 11.6%, from $132.4 million for the three months ended September 30, 2001 to $117.1 million for the three months ended September 30, 2002. This decrease is primarily due to a 18.8% decline in shipments for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 offset by an increase in the sales price per ton of 8.6%. Operating costs and expenses decreased $15.7 million, or 12.2%, from $128.9 million for the three months ended September 30, 2001 to $113.2 million for the three months ended September 30, 2002. This decrease was primarily attributable to lower shipments as the average cost per ton increased by 9.1% during the comparable periods. This increase in cost was due to import tariffs on flat rolled steel coupled with a shortage of domestic supply arising from the shutdown of domestic processing facilities. Operating costs and expenses as a percentage of net sales, decreased from 97.4% for the three months ended September 30, 2001 to 96.7% for the three months ended September 30, 2002, primarily due to operating cost reductions. Operating income increased by $0.4 million, or 11.4%, from $3.5 million for the three months ended September 30, 2001 to $3.9 million for the three months ended September 30, 2002. This increase was attributable to operating cost reductions. Operating income as a percentage of net sales increased from 2.6% for the three months ended September 30, 2001 to 3.3% for the three months ended September 30, 2002.

     BUILDING PRODUCTS. Net sales increased $2.1 million, or 5.1%, from $41.0 million for the three months ended September 30, 2001 to $43.1 million for the three months ended September 30, 2002. The increase in net sales is principally due to increased demand for these products. Operating costs and expenses decreased $1.1 million, or 2.8%, from $39.5 million for the three months ended September 30, 2001 to $38.4 million for the three months ended September 30, 2002. This was due to improved efficiencies and reduced cost of sales. Gross margin increased by $1.4 million from 31.1% of sales in 2001 to 32.8% in 2002. Operating costs and expenses as a percentage of net sales decreased from 96.3% for the three months ended September 30, 2001 to 89.1% for the three months ended September 30, 2002. Operating income increased by $3.2 million, or 213.3%, from $1.5 million for the three months ended September 30, 2001 to $4.7 million for the three months ended September 30, 2002, Operating income as a percentage of net sales increased from 3.7% for the three months ended September 30, 2001 to 10.9% for the three months ended September 30, 2002.

     CORPORATE AND OTHER. The negative net sales amount represents the elimination of intercompany sales. Operating costs and expenses reflect certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charges. Excluding the effect of the asset impairment charges and integration credit, corporate and other operating costs and expenses increased by $1.2 million primarily as a result of increased health care expenses and a non-cash accrual for the national risks attributable to workers compensation self-insurance.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

SEGMENT RESULTS OF CONTINUING OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002
   COMPARED TO SEPTEMBER 30, 2001

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                         -----------------------------------------------------------------------------------------------------
                                                      OPERATING                  OPERATING
                             NET                      COSTS AND                   INCOME                  CAPITAL       TONS
                            SALES           %         EXPENSES           %        (LOSS)         %        SPENDING     SHIPPED
                         ------------     -----     ------------       -----    -----------    ------     ---------    -------
2002:                                         (IN MILLIONS, EXCEPT PERCENTAGES AND TONS IN THOUSANDS)
Plates and Shapes ....   $      259.6      36.1%    $      253.7        35.7%   $       5.9      70.2%    $     0.3        435
Flat Rolled ..........          358.2      49.8%           347.5        48.9%          10.7     127.4%          0.7        569
Building Products ....          120.7      16.8%           109.1        15.4%          11.6     138.1%          0.8          -
Corporate and other ..          (19.8)     (2.7)%             --           -          (19.8)   (235.7)%         0.1        (38)
                         ------------     -----     ------------       -----    -----------    ------     ---------    -------
 Total ...............   $      718.7     100.0%    $      710.3       100.0%   $       8.4     100.0%    $     1.9        966
                         ============     =====     ============       =====    ===========    ======     =========    =======
2001:
Plates and Shapes ....   $      416.1      44.6%    $      414.4        40.9%   $       1.7      (2.1)%   $     3.3        582
Flat Rolled ..........          426.4      45.7%           413.3        40.8%          13.1     (16.4)%         4.9        689
Building Products ....          115.5      12.4%           112.4        11.1%           3.1      (3.9)%         2.8          -
Corporate and other ..          (24.9)     (2.7)%           73.0         7.2%         (97.9)    122.4%          0.8        (55)
                         ------------     -----     ------------       -----    -----------    ------     ---------    -------
 Total ...............   $      933.1     100.0%    $    1,013.1       100.0%   $     (80.0)    100.0%    $    11.8      1,216
                         ============     =====     ============       =====    ===========    ======     =========    =======

     PLATES AND SHAPES. Net sales decreased $156.5 million, or 37.6%, from $416.1 million for the nine months ended September 30, 2001 to $259.6 million for the nine months ended September 30, 2002. Product shipments declined 25.3% and average sales prices decreased 16.4% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. A significant component of the variance when comparing 2001 to 2002 relates to the sale of the majority of the specialty component of the Plates and Shapes group in the first quarter of 2002. Excluding the effect of these operations on the change, sales decreased $86.4 million or 27.4%, tons decreased 23.0% and the average sales price decreased by 5.7%. Operating costs and expenses decreased $160.7 million, or 38.8%, from $414.4 million for the nine months ended September 30, 2001 to $253.7 million for the nine months ended September 30, 2002. Operating costs and expenses as a percentage of net sales decreased from 99.6% for the nine months ended September 30, 2001 to 97.7% for the nine months ended September 30, 2002, primarily due to a 18.5% decrease in the cost of raw materials versus the 16.4% decrease in the average sales price. The change in operating expenses excluding the effect of the specialty operations was a reduction of $92.7 million or 29.6% and as a percentage of sales, operating expenses decreased from 99.2% to 96.2%. Operating income increased by $4.2 million, , from $1.7 million for the nine months ended September 30, 2001 to $5.9 million for the nine months ended September 30, 2002. This increase is primarily due to the increased margins and decreased operating costs. Operating income as a percentage of net sales increased from 0.4% for the nine months ended September 30, 2001 to 2.3% for the nine months ended September 30, 2002. Excluding the specialty division, operating income would have been $8.7 million in the nine months ended September 30, 2002 versus $2.4 million in the prior year, an increase of $6.3 million.

     FLAT ROLLED. Net sales decreased $68.2 million, or 16.0%, from $426.4 million for the nine months ended September 30, 2001 to $358.2 million for the nine months ended September 30, 2002. This decrease is primarily due to a 17.4% decline in shipments for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Operating costs and expenses decreased $65.8 million, or 15.9%,

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

from $413.3 million for the nine months ended September 30, 2001 to $347.5 million for the nine months ended September 30, 2002. This decrease was primarily attributable to lower shipments. Operating costs and expenses as a percentage of net sales, remained flat at 96.9% for the nine months ended September 30, 2001 versus 97.0% for the nine months ended September 30, 2002. Operating income decreased by $2.4 million, or 18.3%, from $13.1 million for the nine months ended September 30, 2001 to $10.7 million for the nine months ended September 30, 2002. This decrease was attributable to the decreased shipments. Operating income as a percentage of net sales decreased from 3.1% for the nine months ended September 30, 2001 to 3.0% for the nine months ended September 30, 2002.

     BUILDING PRODUCTS. Net sales increased $5.2 million, or 4.5%, from $115.5 million for the nine months ended September 30, 2001 to $120.7 million for the nine months ended September 30, 2002. The increase in net sales was principally due to increased demand for these products. Operating costs and expenses decreased $3.3 million, or 2.9%, from $112.4 million for the nine months ended September 30, 2001 to $109.1 million for the nine months ended September 30, 2002. This was due to improved efficiencies and reduced cost of sales. Gross margin dollars increased $5.8 million or 16.8% as the gross margin percentage increased from 29.9% in 2001 to 33.4% in 2002. Operating costs and expenses as a percentage of net sales decreased from 97.3% for the nine months ended September 30, 2001 to 90.4% for the nine months ended September 30, 2002. Operating income increased by $8.5 million, or 274.2%, from $3.1 million for the nine months ended September 30, 2001 to $11.6 million for the nine months ended September 30, 2002. Operating income as a percentage of net sales increased from 2.7% for the nine months ended September 30, 2001 to 9.6% for the nine months ended September 30, 2002.

     CORPORATE AND OTHER. The negative net sales amount represents the elimination of intercompany sales. Operating costs and expenses reflect certain administrative costs and expenses management has not allocated to its industry segments as well as asset impairment charges. The operating loss decreased $
78.1 million, from $97.9 million for the nine months ended September 30, 2001 to $19.8 million for the nine months ended September 30, 2002. Excluding the effect of the asset impairment charges recorded in both periods and the integration credit in 2001, operating costs and expenses increased $3.4 million in 2002. This increase was primarily attributable to the increased cost of increased health care expenses and a non-cash accrual for the national risks attributable to workers compensation self-insurance.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was negative $35.9 million for 2002 and consisted primarily of a net loss of $19.2 million and negative changes in non-cash working capital of $30.1, partially offset by non-cash expenses of $13.4. Net cash provided by operating activities was $69.6 million for 2001 and consisted primarily of a net loss of $102.4 million offset by positive changes in non-cash working capital of $67.9 million plus non-cash expenses of $104.1.

     Net cash used in financing activities was $115.3 million for 2002 and consisted primarily of repayments of borrowings on credit facilities and payment of financing costs incurred on the credit facilities. Net cash provided by financing activities was $14.8 million for 2001 and consisted primarily of net borrowings from credit facilities of $25.9 million, partially offset by $7.6 million of debt issuance costs incurred with respect to such credit facilities and payment of dividends of $2.2 million.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     At September 30, 2002, we had available cash of $33.2 million and working capital of $206.5 million, excluding $50.4 million of pre-petition liabilities that were subject to compromise related to the operations held for sale. At December 31, 2001, we had available cash of $72.2 million and working capital of $189.9 million, excluding $14.4 million of pre-petition liabilities that were subject to compromise related to the operations held for sale. The lower cash balance at September 30, 2002 compared to December 31, 2001 was primarily due to net repayments on the DIP Financing and other secured debt of $112.7 million. For further discussion of disposal of the pre-petition liabilities, see Chapter 11 Proceedings above.

     Free cash flow is defined as cash provided by operating activities less customary capital expenditures plus proceeds from asset sales. Free cash flow as defined, is a non-GAAP measure that is not comparable to similarly titled measures used by other companies. If free cash flow is positive, funds would be available to invest in significant operating initiatives or reduce outstanding debt. If free cash flow is negative, capital would need to be raised from the sale of assets or securing additional debt to fund the outflow of cash. For the nine months ended September 30, 2002 we had free cash flow of $76.3 million, an increase of $86.7 million as compared to negative free cash flow of $10.4 million for the nine months ended September 30, 2001. Free cash flow from continuing operations in 2002 consisted primarily of negative cash flow from continuing operations of $5.8 million and a $30.1 million net decrease in non-cash working capital, offset by $78.1 million of net proceeds from sales of property, equipment and other assets. Discontinued operations generated cash flow of $34.1 million during 2002.

     FINANCING ACTIVITIES

     On January 2, 2002, we executed our DIP Financing with Bank of America and PNC Bank in the amount of $350.0 million. On July 22, 2002, we amended our DIP Financing agreement reducing the maximum permitted borrowings to $275.0 million. Initial borrowings of $278.2 million were used to repay the outstanding balance under the previous credit facilities. The facility was composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bore interest at the bank's prime rate plus an applicable margin of 2%, has an eighteen-month term with two three-month extensions and was collateralized by all of the Company's accounts receivable, inventory, equipment and real estate. The lending formula was 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there were two sublimit loans in the amount of $31.0 million on equipment and $30.0 million on real estate. The $31.0 million equipment loan was amortized at $0.5 million per month with additional amounts paid with proceeds from asset divestitures. Proceeds from a federal income tax refund in the amount of $23.7 million and net proceeds from asset sales were used to retire the equipment sublimit as of September 30, 2002. The balance on the real estate sublimit at September 30, 2002 was $20.6 million. A commitment fee was payable on any unused portion of the DIP Financing. A letter of credit fee was payable for each letter of credit or credit support provided by the lenders. Borrowings were used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process.

     On October 31, 2002, we executed our New Credit Facility with a group of lenders. The New Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms. The DIP Facility was retired with borrowings under the New Credit Facility. The New Credit Facility provides for a revolving credit facility providing up to $200.0 in borrowings and is secured by all of our receivables, inventories, and intangible property. Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate; however, our

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

real estate and machinery and equipment are not pledged as security for the loan. At November 12, 2002, we had $63.4 available under the New Credit Facility. Such availability could be impacted by fresh start accounting in to the event there are adjustments to the pledged assets.

     The New Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank's base rate or LIBOR, at our option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the "Fixed Charge Coverage Ratio"). The Fixed Charge Coverage Ratio is determined by dividing the sum of EBITDA, net capital expenditures, income taxes paid in cash, dividends, or other pro forma distributions, by the sum of interest expense paid and scheduled principal reductions on debt. The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans ranges from 2.00% to 3.00%. These marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio. A commitment fee is payable on any unused portion of the New Credit Facility. The commitment fee varies between 0.375% and 0.250% per annum, based on the Fixed Charge Coverage Ratio. The base rate and the LIBOR rate are 4.25% and 1.38% as of November 12, 2002.

     The New Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are as follows:
(i) the maintenance of certain financial ratios and borrowing base availability,
(ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders' consent with respect to certain individual acquisitions. The New Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0. As long as our availability (the applicable advance rate on eligible receivables and inventories, less outstanding borrowings and letters of credit) is $20.0 or greater, we do not have to maintain a minimum Fixed Charge Coverage Ratio. Should availability fall below $20.0, we must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.

     In connection with the establishment of the New Credit Facility, we incurred fees and expenses of approximately $2.2, which are being amortized over the three-year term of the facility.

     INVESTING ACTIVITIES

     On April 5, 2002, we announced planned divestitures of eleven additional business units that subsequently resulted in a significant downsizing of our Company. These divestitures were a part of our Reorganization Plan that was approved by the Creditors Committee on June 21, 2002. These divestitures, along with previously announced divestitures, had a carrying value and expected net proceeds at September 30, 2002 of approximately $55.4 million. The proceeds from the sale of these assets have been and will be used to reduce amounts outstanding under our credit facilities. Collection of receivables that were retained upon the sale of certain operations prior to September 30, 2002, as well as transactions under contract at September 30, 2002, are expected to generate additional net proceeds of approximately $32.3 million. Further we continue to actively pursue the sale of the remaining $23.1 million of assets. These divestitures represented $218.5 million of our revenues and $0.8 million of net loss for the nine months ended September 30, 2002.

     COMMITMENTS AND CONTINGENCIES

     We have experienced no material change in our future contractual obligations since December 31, 2001. During the pendency of the Chapter 11 Proceedings, with approval of the Bankruptcy Court, we have assumed favorable pre-petition contracts and leases and rejected certain unfavorable leases and contracts.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     INDUSTRY TRENDS

     The steel industry has declined substantially over the last four years. Steel prices in the U.S. reached a twenty (20) year low during 2002 and several steel producers have filed for bankruptcy protection. Effective March 20, 2002, increased tariffs of between 8% and 30% were imposed on most imported steel. The purpose of these increases was to assist the financially troubled U.S. steel industry. These tariffs are primarily for the benefit of steel producers. Subsequent to implementation of the tariffs, steel prices have increased. Our Company does not produce any steel; however, service centers generally benefit from rising steel prices. During the initial period whereby prices were rising, we had to fund the purchase of higher cost material as the lower cost material was sold. This negative impact on cash flow continued until prices stabilized during the second quarter of 2002, and were offset by higher sales prices from sales of existing inventory during that period.

     During the later stages of the quarter ended September 30, 2002, revenue producing activities began to weaken as construction activity slowed. Our Flat Rolled Group and Plates and Shapes Group have experienced weak demand for its products due to a slowdown in the construction and manufacturing industries. This weak demand could adversely affect our revenues. We expect this trend to continue throughout the remainder of 2002 and well into 2003.

     UNCERTAINTIES

     The proceeds from the announced divestitures have been and will be used to reduce our indebtedness and improve our liquidity. These divestitures were an important part of the Reorganization Plan that was approved by the Creditors Committee. We filed the Reorganization Plan with the Bankruptcy Court on August 27, 2002, received approval to solicit voter approval of the plan on September 18, 2002, received approval of the Reorganization Plan by the Bankruptcy Court on October 18, 2002 and exited from Bankruptcy on October 31, 2002. There can be no assurance that we will experience profitable operations subsequent to the emergence from Bankruptcy.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Accounting for Goodwill and Other Intangible Assets. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. SFAS 142 was adopted by the Company on January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, SFAS 142 will not have any impact on the Company's financial statements during 2002. SFAS 142 requires pro forma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no pro forma information has been presented. The goodwill amortization for the nine months ended September 30, 2001 was $6.0 million.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. Beginning in the second quarter of 2002, the Company reported the divestitures announced on April 5, 2002 as discontinued operations (see Note 8). As a result of executing these divestitures, the Company recorded asset impairments of $3.5 million during the second quarter of 2002, such amount representing the difference between the sales price and the carrying value of the divested assets.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged. However, we will be required to adopt upon emergence from bankruptcy and application of Fresh Start Reporting as specified by SOP 90-7. Upon emergence from bankruptcy, any gains on debt forgiveness will be reported in income from continuing operations.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. However, we will be required to adopt upon emergence from bankruptcy and application of Fresh Start Reporting as specified by SOP 90-7. We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relate primarily to our New Credit Facility. The outstanding balance of $137.5 million as of November 12, 2002 is subject to interest rate risks. A hypothetical 1% increase in interest rates would increase our interest expense by $1.4 million per annum.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11. We continued to operate our business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code until October 31, 2002, when we substantially completed the required transactions to effect the Reorganization Plan that had previously been confirmed by the Bankruptcy Court on October 18, 2002. Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors are required to submit proofs of claim. All proofs of claim were required to be filed by July 8, 2002. We are currently finalizing the reconciliation of these claims.

     We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Under the terms of the Reorganization Plan, pursuant to the exemption from registration under the Securities Act of 1933 afforded by Section 1145 of the Bankruptcy Code, the unsecured creditors will receive, upon resolution of disputed creditor claims and completion of distributions under the Reorganization Plan, 20,000,000 shares of New Common Stock in the reorganized Company to discharge and in exchange for approximately $373.9 million of unsecured debt, and the financial advisor to holders of general unsecured claims was issued 149,510 shares of New Common Stock on October 31, 2002, in consideration of financial advisory services pursuant to the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) thereof which services were recorded at a value of approximately $1.5 million. Our existing Common Stock was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year Warrants to purchase an aggregate of 3,555,795 shares of the New Common

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

Stock of the reorganized Company (representing approximately 15% of the Company's outstanding New Common Stock), pursuant to the exemption from registration under the Securities Act of 1933 afforded by Section 1145 of the Bankruptcy Code. The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon the Company's estimate of total general unsecured claims. The exercise price is currently estimated to be $18.93 per share (assuming that total allowed general unsecured claims are $378.5 million). The Warrants will not be distributed until six months after the Effective Date.. We are required to use commercially reasonable efforts to list the New Common Stock on the Nasdaq or another national securities exchange but there can be no assurance that any such listing will be approved or that an established trading market will develop for the New Common Stock. We do not currently intend to list the Warrants andcannot provide any assurance as to whether a market will develop for the Warrants. The Reorganization Plan provides for the establishment of the New Management Stock Incentive Plans for employees to be administered by the Board of Directors of the newly reorganized Company. Up to 2,015,000 shares of New Common Stock are reserved for issuance under the New Management Stock Incentive Plan. All previously outstanding options of the Company which had been issued under the 1997 Metals USA Executive Incentive Plan were cancelled.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90-day period before the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including both members of the "Office of the Chairman" who jointly and severally execute the duties and responsibilities of the Chief Executive Officer ("CEO") and the Senior Vice President, Treasurer and Chief Accounting Officer who is the principal financial officer of the Company and executes the duties and responsibilities of the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

     We maintain a system of internal accounting controls that are designed to provided reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

ITEM 5.  OTHER INFORMATION

     Under the terms of the Reorganization Plan, effective October 31, 2002, all members of the Board of Directors resigned and were replaced by six new members appointed by the Creditors Committee. Our new Board of Directors consists of Daniel W. Dienst, Eugene I. Davis, John T. DiLacqua, Jr., Charles Sanida, Jack
G. Lackie and Gerald E. Morris. The New Board of Directors has named
Daniel W. Dienst as the Chairman of the Board, replacing J. Michael Kirksey.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     Also effective November 1, 2002, Mr. Kirksey resigned from his position as Chief Executive Officer and President of the Company. In addition, as of the same date, Lester G. Peterson resigned from his position as Senior Vice President of Corporate Development and President of the Plates and Shapes Group. The new Board of Directors created the Office of the Chairman and appointed two of its members, Daniel W. Dienst and Eugene I. Davis, to act as Chairman and Member, respectively, and to assume the duties of the chief executive officer until a new President of the Company is selected. In addition, William R. Bennett, who was orginally designated as a director, was appointed by the new Board of Directors as Senior Vice President and President of the Plates and Shapes Group. The new Board of Directors has begun a search for a new Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.  EXHIBITS:

       4.1    Amended and Restated Certificate of Incorporation

       4.2    Amended and Restated By-laws

       4.3 Registration Rights Agreement, dated as of October 31, 2002, between the Company and the initial holders.

       10.11 Form of Loan and Security Agreement dated October 31, 2002 by and among Bank of America, N.A. as Agent, and Metals USA, Inc. and each of its subsidiaries.

       21     List of Subsidiaries of the Company

       99     Informational Addendum Pursuant to Section 906 0f Sarbanes-Oxley
Act of 2002 (not filed pursuant to the Securities Exchange Act of 1934).

   b.  REPORTS ON FORM 8-K:

       August 14, 2002 - Statement Under Oath of J. Michael Kirksey, Principal Executive Officer and Terry L. Freeman, Principal Financial Officer

       August 23, 2002 - Regulation FD Disclosure - Filing of proposed plan of reorganization (the "Reorganization Plan")

       September 18, 2002 - Regulation FD Disclosure - Bankruptcy Court approves the adequacy of the disclosure statement to be used to solicit approval of the Reorganization Plan

       October 15, 2002 - Regulation FD Disclosure - Disclosure of significant dispositions

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


                                                   METALS USA, INC.


Date: November 14, 2002           By:    /s/       TERRY L. FREEMAN
                                      ------------------------------------------
                                                   Terry L. Freeman
                                            Senior Vice President, Treasurer
                                              and Chief Accounting Officer

                                 CERTIFICATIONS

I, Daniel W. Dienst, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metals USA, Inc. and subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002


                               /s/     DANIEL W. DIENST
                               -------------------------------------------------
                               Name:   Daniel W. Dienst
                               Title:  Chairman of the Board
                                       (Co-Chief Executive Officer)

I, Eugene I. Davis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metals USA, Inc. and subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002


                               /s/     EUGENE I. DAVIS
                               -------------------------------------------------
                               Name:   Eugene I. Davis
                               Title:  Member of the Office of the Chairman
                                       (Co-Chief Executive Officer)

I, Terry L. Freeman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metals USA, Inc. and subsidiaries;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002


                               /s/     TERRY L. FREEMAN
                               -------------------------------------------------
                               Name:   Terry L. Freeman
                               Title:  Senior Vice President, Treasurer and
                                       Chief Accounting Officer
                                       (Principal Financial Officer)

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                                                      EXHIBIT 21

                            PRINCIPAL SUBSIDIARY LIST

Aerospace Specification Metals, Inc.
Aerospace Specification Metals-U.K., Inc.
Allmet Building Products, L.P.
Harvey Titanium, Ltd.
i-Solutions Direct, Inc.
Metalmart, Inc.
Metals Aerospace International, Inc.
Metals Receivables Corporation
Metals USA Building Products Southeast, Inc.
Metals USA Carbon Flat Rolled, Inc.
Metals USA Flat Rolled Central, Inc.
Metals USA Management Co., L.P.
Metals USA Plates and Shapes Northcentral, Inc.
Metals USA Plates and Shapes Northeast, L.P
Metals USA Plates and Shapes Southcentral, Inc.
Metals USA Plates and Shapes Southeast, Inc.
Metals USA Plates and Shapes Southwest, L.P
Metals USA Specialty Metals Northcentral, Inc.
Metals USA Specialty Metals Northwest, Inc.
National Manufacturing, Inc.
Texas Aluminum Industries, Inc.
Valley Aluminum Co.
Valley Aluminum of Nevada, Inc.
Western Awning Company, Inc.
WSS Transportation, Inc.

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                                                      EXHIBIT 99


                  INFORMATIONAL ADDENDUM TO REPORT ON FORM 10-Q
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            NOT FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


     Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned chief executive officers and chief financial officer hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Metals USA, Inc.


        Dated:  November 14, 2002


                                         /s/  DANIEL W. DIENST
                                       -----------------------------------
                                       Name:  Daniel W. Dienst
                                       Title: Chairman of the Board
                                              (Co-Chief Executive Officer)

                                         /s/  EUGENE I. DAVIS
                                       -----------------------------------
                                       Name:  Eugene I. Davis
                                       Title: Member of Office of the Chairman
                                              (Co-Chief Executive Officer)

                                         /s/  TERRY L. FREEMAN
                                       -----------------------------------------
                                       Name:  Terry L. Freeman
                                       Title: Senior Vice President, Treasurer
                                              and Chief Accounting Officer
                                              (Principal Financial Officer)