Form 10-Q/A
period 2002-09-30
METALS USA INC
filed 2002-11-15
CIK 1038363

================================================================================

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                        METALS USA, INC. AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                               -------------------------------     -------------------------------
                                                                   2002              2001              2002              2001
                                                               -------------     -------------     -------------     -------------
Net sales .................................................    $       234.4     $       292.7     $       718.7     $       933.1
Cost of sales .............................................            177.0             225.8             542.7             715.0
                                                               -------------     -------------     -------------     -------------
          Gross profit ....................................             57.4              66.9             176.0             218.1
Operating costs and expenses:
   Operating and delivery .................................             27.9              35.8              89.8             111.5
   Selling, general and administrative ....................             20.4              28.6              68.4              86.0
   Depreciation and amortization ..........................              2.1               5.3               6.3              16.0
   Integration credit .....................................               --              (2.1)               --              (2.1)
   Asset impairments ......................................             (0.4)             86.7               3.1              86.7
                                                               -------------     -------------     -------------     -------------
          Operating income (loss) .........................              7.4             (87.4)              8.4             (80.0)
Other (income) expense:
   Interest and securitization expense ....................              4.4              12.4              14.8              39.7
   Other (income) expense, net ............................             (0.2)              0.2              (0.6)             (0.2)
   Reorganization expenses ................................             10.7                --              19.8                --
                                                               -------------     -------------     -------------     -------------
          Loss before income taxes, discontinued
            operations and extraordinary charge ...........             (7.5)           (100.0)            (25.6)           (119.5)
Benefit for income taxes ..................................             (3.5)            (16.9)             (7.5)            (22.7)
                                                               -------------     -------------     -------------     -------------
          Loss before discontinued operations and
            extraordinary charge ..........................             (4.0)            (83.1)            (18.1)            (96.8)
Discontinued operations, net of tax provision (benefit) ...             (1.0)             (2.3)             (1.1)             (3.8)
                                                               -------------     -------------     -------------     -------------
          Loss before extraordinary charge ................             (5.0)            (85.4)            (19.2)           (100.6)
Extraordinary charge from early extinguishment of debt,
    net of income taxes ...................................               --                --                --               1.8
                                                               -------------     -------------     -------------     -------------
          Net loss ........................................    $        (5.0)    $       (85.4)    $       (19.2)    $      (102.4)
                                                               =============     =============     =============     =============

 Net loss per share - basic and diluted
   Before discontinued operations and extraordinary
     charge ...............................................    $        (.11)    $       (2.28)    $        (.50)    $       (2.65)
   Discontinued operations ................................             (.03)             (.06)             (.03)             (.11)
   Extraordinary charge ...................................               --                --                --              (.05)
                                                               -------------     -------------     -------------     -------------
         Total ............................................    $        (.14)    $       (2.34)    $        (.53)    $       (2.81)
                                                               =============     =============     =============     =============
 Number of common shares used in the per share
    calculations:
    Net loss per share - basic and diluted ................             36.5              36.5              36.5              36.5
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

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                      SEPTEMBER 30,
                                                                          2002                 PRO FORMA
                                                                         ACTUAL               ADJUSTMENTS              PRO FORMA
                                                                      ------------            ------------            ------------
                                 ASSETS
Current assets: ..................................................                                   (33.2)(2)
   Cash and cash equivalents, including restricted cash ..........    $       35.4                    (2.2)(3)        $         --
   Accounts receivable, net of allowance .........................           131.6                      --                   131.6
   Inventories ...................................................           216.3                      --                   216.3
   Prepaid expenses and other ....................................             7.9                      --                     7.9
   Operations held for sale ......................................            55.4                    (9.6)(6)                45.8
                                                                      ------------            ------------            ------------
         Total current assets ....................................           446.6                   (45.0)                  401.6
Property and equipment, net ......................................           107.1                  (107.1)(6)                  --
                                                                                                       1.7(3)

Other assets .....................................................             6.1                    (1.8)(6)                 6.0
                                                                      ------------            ------------            ------------
         Total assets ............................................    $      559.8            $     (152.2)           $      407.6
                                                                      ============            ============            ============
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ..............................................    $       20.2            $        2.0(5)         $       22.2
   Accrued liabilities ...........................................            29.9                      --                    29.9
   Operations held for sale ......................................            55.1                   (50.4)(1)                 4.7
   Pre-petition accrued liabilities - not subject to compromise ..             2.0                    (2.0)(5)                  --
   Post and pre-petition debt - not subject to compromise ........                                   (33.2)(2)
                                                                             183.3                  (150.1)(4)                  --
                                                                      ------------            ------------            ------------
         Total current liabilities                                           290.5                  (233.7)                   56.8
Pre-petition liabilities - subject to compromise                             323.5                  (200.0)(1)                  --
                                                                                                    (123.5)(1)
Long-term liabilities ............................................              --                   150.1(4)                150.1
                                                                      ------------            ------------            ------------
         Total liabilities .......................................           614.0                  (407.1)                  206.9
                                                                      ------------            ------------            ------------
Stockholders' equity (deficit):
     Common stock, $.01 par, 203,122,914 shares authorized,
       36,509,972 and 20,149,510 shares issued, respectively .....             0.4                    (0.4)(1)
                                                                                                       0.2(1)                  0.2
                                                                                                     200.5(1)
     Additional paid-in capital                                              247.7                  (247.7)(1)               200.5
                                                                                                    (116.7)(6)
                                                                                                       0.6(3)
     Retained deficit ............................................                                   248.1(1)
                                                                            (302.3)                  170.3(1)                   --
                                                                      ------------            ------------            ------------
              Total stockholders equity (deficit) ................           (54.2)                  254.9                   200.7
                                                                      ------------            ------------            ------------
              Total liabilities and stockholders' equity (deficit)    $      559.8            $     (152.2)           $      407.6
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a.  EXHIBITS:

       *4.1   Amended and Restated Certificate of Incorporation

       *4.2   Amended and Restated By-laws

       *4.3   Registration Rights Agreement, dated as of October 31, 2002, between the Company and the initial holders.

       *10.11 Form of Loan and Security Agreement dated October 31, 2002 by and among Bank of America, N.A. as Agent, and Metals USA, Inc. and each of its subsidiaries.

       21     List of Subsidiaries of the Company

       99     Informational Addendum Pursuant to Section 906 0f Sarbanes-Oxley
Act of 2002 (not filed pursuant to the Securities Exchange Act of 1934).

       ------------------------
       *  Previously filed


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


                                                   METALS USA, INC.


Date: November 15, 2002           By:    /s/       TERRY L. FREEMAN
                                      ------------------------------------------
                                                   Terry L. Freeman
                                            Senior Vice President, Treasurer
                                              and Chief Accounting Officer

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

     Date:  November 15, 2002


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

     Date:  November 15, 2002


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

     Date:  November 15, 2002


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