Form 10-K
period 2002-12-31
METALS USA INC
filed 2003-03-28
CIK 1038363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-13123

METALS USA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Riverway, Suite 600
Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 965-0990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.  Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Based on the OTC Bulletin Board high bid price of $0.025 per share on June 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s previously outstanding common stock held by non-affiliates on such date was approximately $0.8 million.  Based on the OTC Bulletin Board high bid price of $3.50 per share on December 31, 2002, the last business day of the recently completed fiscal quarter after the Effective Date of the Registrant’s Reorganization Plan and based on an estimated total allowed general unsecured claims of $367.3 million discharged in exchange for common stock under the Reorganization Plan, the aggregate market value of the Registrant’s outstanding common stock held by (or by the exchange agent under our Reorganization Plan on behalf of) non-affiliates on such date was approximately $54.6 million.  The common stock held by the Registrant’s directors, executive officers and persons beneficially owning 10% or more of the shares of common stock, who are the only persons known to the Registrant who may be considered to be its “affiliates” as defined under Rule 12b-2, is excluded from the figures in this paragraph.  There were 20,154,710 shares of outstanding common stock $.01 par value, of the Registrant as of March 21, 2003 of which 14,693,548 shares have been distributed and the remaining 5,461,162 shares are being held in escrow by our exchange agent for future distribution in accordance with our Reorganization Plan.  Based on the OTC Bulletin Board high bid price of $3.05 per share on March 21, 2003 and on estimated claims as specified above, the aggregate market value of the Registrant’s outstanding common stock held by (or on behalf of) non-affiliates on such date was approximately $47.6 million.

FRESH START ACCOUNTING

We have applied “Fresh-Start Reporting” (as defined herein) to our consolidated balance sheet as of October 31, 2002 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the American Institute of Certified Public Accountants (“SOP 90-7”). Under “Fresh-Start Reporting”, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date “Fresh-Start Reporting” is applied.  On October 31, 2002, Metals USA, Inc. emerged from bankruptcy.  As a result of the application of “Fresh-Start Reporting,” the financial information of our Company as of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002. As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions.  This report identifies other factors that could cause such differences.  No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Affect Future Operating Results” for risk factors that may affect future performance.

i

METALS USA, INC, AND SUBSIDIARIES

PART I

Item 1.    Business

Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our” or other similar terms herein are intended to refer to Metals USA, Inc. and all of its subsidiaries. Readers should refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Affect Future Operating Results” for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, stainless steel, aluminum and manufactured metal components. Approximately 85% of our revenues are derived from our metal service center and distribution activities and the remaining portion of our revenues are derived from our Building Products Group that manufactures and distributes products primarily related to the residential home improvement industry.  We were organized as a Delaware corporation on July 3, 1996, and began operations upon completion of an initial public offering in July 1997 that included a simultaneous acquisition of eight companies that had combined historical revenues of approximately $450 million.  From 1997 through early 2000, we acquired numerous additional metal processing and distribution companies and increased our historical revenues to over $2 billion in 2000.  Because of the economic conditions and the divestiture of certain assets to reduce our indebtedness, our revenues from continuing operations have declined from $1.55 billion in 2000 to $944 million in 2002.  During the past three years, the steel industry has declined substantially as a result of pricing pressure from foreign imports and the economic recession experienced in the United States (“U.S.”).  These factors together with the high level of debt our Company carried in late 2001, as well as others discussed below, caused us to seek protection under U.S. bankruptcy laws on November 14, 2001.  We emerged from bankruptcy on October 31, 2002.  For more information regarding our emergence from bankruptcy protection, see “Chapter 11 Proceedings” below.

We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor, warehouse space and other expenses.  In addition to our metals processing capabilities, we also manufacture higher-value finished building products.  Our Company is organized into three product groups, Flat Rolled, Plates and Shapes and Building Products.

Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  Our Building Products customers are distributors and contractors engaged in residential and commercial projects.

Chapter 11 Proceedings

On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S. Bankruptcy Court, Southern District of Texas and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code (the “Chapter 11 Filing”).  As debtors-in-possession under Section 1107 and 1108 of the Bankruptcy Code, we maintained possession of our properties and assets, and continued to operate our businesses.  We were authorized to manage our properties and operate our businesses, but we did not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry-wide recession caused by pricing pressure from foreign imports and decline in the manufacturing sector of the U.S. economy, (2) the inability to obtain additional liquidity from our primary lending sources and (3) the high level of indebtedness related to acquisitions made prior to 2000.  During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports.  During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack of September 11, 2001.  The Chapter 11 Filing was intended to maximize recovery by creditors by preserving the Company as a viable entity with going concern value.  The protection afforded by the Chapter 11 Filing permitted us to reorganize and restructure our debt.  On June 21, 2002, we reached an agreement with the Official Committee of Unsecured Creditors of Metals USA, Inc. and affiliated debtors (the “Creditors Committee”) on the terms of our reorganization plan, as amended (the “Reorganization Plan”), subject to definitive documentation and obtaining the required approvals and exit financing.  We filed this Reorganization Plan with the Bankruptcy Court on August 27, 2002.  The Bankruptcy Court held a hearing on September 18, 2002 and determined the disclosure statement contained adequate information to be used for distribution and the solicitation of vote from the impaired claim holders.  After receiving a majority of votes from the claim holders, both in number and amount, the Reorganization Plan was confirmed by the Bankruptcy Court on October 18, 2002 and we were permitted to consummate the transactions described in the Reorganization Plan and emerge from bankruptcy on October 31, 2002 (the “Effective Date”).

Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of new common stock, par value $.01 per share (“Common Stock”) in the reorganized Company to discharge and in exchange for unsecured debt estimated at $367.3 million, and the financial advisor to the Creditors Committee was issued 154,710 shares of Common Stock in accordance with their engagement agreement as partial payment for their services.  Our existing common stock (the “Old Common Stock”), par value $.01 per share, outstanding prior to the Effective Date was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year Warrants to purchase an aggregate of 3,556,713 shares of our Common Stock (representing 15% of our outstanding Common Stock upon exercise).  The Warrants will have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined approximately six months after the Effective Date, based upon the Company’s estimate of total general unsecured claims.  The exercise price is currently estimated to be $18.37 per share (assuming that total allowed general unsecured claims are $367.3 million).  The Warrants are required under the Reorganization Plan to be distributed on or before April 30, 2003.   Under the terms of the Reorganization Plan we are required to use commercially reasonable efforts to list the Common Stock on a nationally recognized market or exchange, but there can be no assurance that any such listing will be approved or that an established trading market will develop for the Common Stock.  We do not currently intend to list the Warrants and cannot provide any assurance as to whether a market will develop for the Warrants.  The Reorganization Plan established the 2002 Long-Term Stock Incentive Plan (the “2002 Incentive Plan”) for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under the existing stock option plans were cancelled.  Pursuant to the Reorganization Plan, the Board of Directors of the reorganized Company was initially reconstituted with six new members.  See “Recent Developments – Management Changes” and Item 10. "Directors and Executive Officers of the Registrant."

We were required to adopt “Fresh-Start Reporting” as specified by the American Institute of Certified

Public Accountant’s (“AICPA”) Statement of Position 90-7 (“SOP90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.  “Fresh-Start Reporting” is required upon a substantive change in control and requires upon the Effective Date, that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values.  Accordingly, the carrying values of our assets and liabilities as of December 31, 2002 differ from the amounts shown in previous periods.  The principal differences relate to the exchange of shares of our Common Stock for pre-petition liabilities subject to compromise, exchange of our Warrants for Old Common Stock, adjustments to reflect the fair value of certain non-current assets and elimination of the retained deficit.

Recent Developments

New Credit Facility

Upon emerging from Bankruptcy on October 31, 2002, we executed our new financing agreement (the “New Credit Facility”) with a group of lenders.  The New Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The debtors-in-possession financing (“DIP Financing”) was retired with borrowings under the New Credit Facility.  The New Credit Facility provides for a revolving credit facility providing up to $200.0 million in borrowings and is secured by all of our receivables, inventories, and intangible property.  Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 million in the aggregate; however, our property and equipment are not pledged as security for the loan.  At March 21, 2003, we had $111.1 million drawn and an additional $66.9 million available to borrow under the New Credit Facility.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities.”

Management Changes

Under the terms of the Reorganization Plan, effective October 31, 2002, all members of the Predecessor Company’s Board of Directors resigned their board positions and were replaced by the following six new members appointed by the Creditors Committee: Daniel W. Dienst, Eugene I. Davis, John T. DiLacqua, Jr., Jack G. Leckie, Gerald E. Morris and Charles P. Sanida.  The Board of Directors elected Daniel W. Dienst as the Chairman of the Board.

Additionally, effective November 1, 2002, Mr. Kirksey resigned from his position as Chief Executive Officer and President of the Company.  As of the same date, Lester G. Peterson resigned from his position as Senior Vice President of Corporate Development and President of the Plates and Shapes Group.  William R. Bennett, who was originally designated as a director, was appointed by the new Board of Directors as Senior Vice President of our Company and President of the Plates and Shapes Group.   The new Board of Directors created the Office of the Chairman and appointed two of its members, Daniel W. Dienst and Eugene I. Davis, to act as Chairman and Member, respectively, and to assume the duties of the President and chief executive officer until a replacement was selected.

On January 21, 2003, Terry L. Freeman was promoted to Chief Financial Officer and John A. Hageman was promoted to Chief Administrative Officer.  Mr. Freeman has served as Chief Accounting Officer since May 1998 and Senior Vice President since May 2002.  Mr. Hageman has served as Senior Vice President and General Counsel since April 1997.

On February 18, 2003, the Board of Directors announced the appointment of C. Lourenço Gonçalves as President and Chief Executive Officer, effective February 24, 2003.  Mr. Gonçalves was also appointed to the Board of Directors, filling the seventh and final board position.  For additional information, see Item 10. “Directors and Executive Officers of the Registrant.”

Divestitures

On April 5, 2002, we announced planned divestitures of 11 additional business units that resulted in a significant downsizing of our Company.  These assets were sold to raise proceeds to reduce our indebtedness, improve our liquidity and enabled us to emerge from bankruptcy.  These divestitures were a part of our Reorganization Plan that was approved by the Bankruptcy Court.  These divestitures, along with previously announced divestitures generated proceeds of approximately $90.0 million during 2002.  The proceeds from the sale of these assets were used primarily to reduce amounts outstanding under our pre-petition credit facilities.  Refer to Item 2. “Properties” for further disclosure of the disposed properties and properties to be disposed of and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Increased Tariffs on Imports

During the past year, prices for certain steel products in the U.S. reached a 20-year low and an estimated 32 steel producers have filed for bankruptcy protection over the last five years.  Effective March 20, 2002, increased tariffs of between 8% and 30% were imposed on most imported steel. The purpose of these increases was to assist the financially troubled U.S. steel producing industry that has declined substantially over the last four years. Historically, steel prices have varied dramatically by product line and geographic region.  The tariffs will be in effect for three years and are expected to provide the U.S. steel industry an opportunity to reorganize and become more competitive with foreign imports.  Our Company does not produce any steel; however, historically service centers like our Company generally have benefited from rising steel prices.  The combined effect of the implementation of the tariffs and the closure of a significant portion of our domestic steel manufacturing capacity due to the bankruptcies of several steel mills created a supply imbalance with respect to flat rolled steel.  Accordingly, prices for flat rolled steel increased dramatically during the first quarter of 2002.  During the initial period during which prices were rising, we had to fund the purchase of higher cost material as the lower cost material was sold.  This negative impact on cash flow continued until prices stabilized during the second quarter of 2002, and was offset by higher sales prices from sales of then-existing inventory during that period.

The tariffs did not apply to a number of products sold by our Plates and Shapes Group.  For example, the recommendations for protection of the domestic steel industry did not include any tariff protection for wide-flange beams, which historically is one of the principal products sold by our Plates and Shapes Group.  Steel prices relating to products sold by our Plates and Shapes Group did not experience dramatic price increases as was seen in the flat rolled steel markets during 2002.  On the contrary, the absence of a significant tariff impact plus the weakening domestic construction and fabrication industry has led to further price erosion across most product lines.

Generally, sales made by our Plates and Shapes Group are based upon a margin over current replacement cost; therefore, the impact of declining prices on our results of operations was realized as market acceptance of the lower producer prices were announced.   With respect to our Flat Rolled Group, our gross margin dollars remained constant for the majority of our major customers, where we have pricing agreements with producers for the purchase price of specified volumes of material.  Prices for other customers were increased as producer price increases were announced.  Our Building Products Group uses aluminum as the principal raw material and very little steel in their products; therefore, the impact of higher steel prices was minimal.

Industry Overview

                Metal Service Center Business

Companies operating in the metals industry can be generally characterized as: (i) primary metals producers, (ii) metals processors/service centers or (iii) end-users.  We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals processors/service centers.  Primary metals producers, which manufacture and sell large volumes of metals in standard sizes and configurations, generally sell only to those large end-users and metals processors/service centers who do not require processing of the products and who can tolerate relatively long lead times.  Metals processors/service centers offer services ranging from precision, value-added pre-production processing in accordance with specific customer demands, to storage and distribution of unprocessed metal products. These service centers function as intermediaries between primary metals producers and end-users, such as contractors and original equipment manufacturers (“OEMs”). End-users incorporate the processed metal into a product, in some cases without further modification.

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

During the past two decades, the trend among primary metals producers has been to focus on their core competency of high-volume production of a relatively limited number of standardized metal products.  This change in focus has been driven by metal producers’ need to develop and improve efficient, volume-driven production techniques in order to remain competitive.  As a result, most of the primary producers have sold their service centers.  Accordingly, most end-users are no longer able to obtain processed products directly from primary metals producers and have recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production cost by shifting the responsibility for pre-production processing to value-added metals processors/service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

In October 2001, U.S. Steel, an integrated steel producer, announced that it had created an internet based service center directed toward end-users.  This is a departure from the general industry trend described above.  The primary purpose of this initiative is to bypass value added metal providers such as our Company and our competitors and sell its products directly to end-users (although service quotas will be contracted to process metals on their behalf).  To date this initiative has had little impact on our operations.  There can be no assurance however, that similar initiatives if undertaken by other producers, together with the U.S. Steel initiative could not adversely affect our business.  As of March 21, 2003, no other such initiatives have been announced.

Value-added metals processors/service centers have also benefited from growing customer demand for inventory management and just-in-time delivery services.  These supply-chain services, which are not normally available from primary metals producers, enable end-users to reduce material costs, decrease capital required for inventory and equipment and save time, labor and other expenses.  In response to customer expectations, the more sophisticated value-added metals processors/service centers have acquired specialized and expensive equipment to perform customized processing and have installed sophisticated computer systems to automate order entry, inventory tracking, management sourcing and work-order scheduling.  Additionally, some value-added metals processors/service centers have installed electronic data interchange (“EDI”) between their computer systems and those of their customers to facilitate order entry, timely delivery and billing.

These trends have resulted in value-added metals processors/service centers playing an increasingly important role in all segments of the metals industry.  Metals processors/service centers now serve the needs of over 300,000 OEMs and fabricators nationwide.  For additional information regarding trends and industry initiatives, see “Competition” and “Technology” below.

                Building Products Business

The residential remodeling industry is estimated to be $150 billion annually by the National Association of the Remodeling Industry (“NARI”).  Over the last ten years, the industry has experienced accelerated growth due to a number of different factors, including demographic changes, rising disposable incomes, aging American homes and increased rates of home ownership.  The increase in disposable incomes has been reflected in the increase in home ownership since the middle of the century.  In 1990, over 64% of the population had built some type of home equity as opposed to 55% in 1950.  The increase in home ownership amongst middle-aged Americans is extremely important for the building products industry, as this generation spends twice as much on remodeling projects as any other.  Industry sources such as the NARI believe that by the time Americans enter their peak earning years, they have grown comfortable with their neighborhoods and their children’s schools and would rather remodel their current home than purchase a new home.  Among the most popular remodeling projects are windows and doors, siding, kitchens, sunrooms and roofing.  Our Building Products Group manufactures and distributes windows and doors, sunrooms and roofing products through a network of independent distributors and home improvement contractors.

The aging of the domestic home supply is also expected to bolster remodeling sales in the near future.  It is estimated that 85 million American homes are over 20 years old and are prime candidates for reconstruction and remodeling.  Although new housing trends have grown steadily over the past few years, new homes generally account for less than 2% of the domestic home supply in any given year.  As Americans look to improve and add value to their homes, more and more will turn to remodeling as a cost-efficient alternative to new housing construction.  The NARI reports that new homeowners tend to remodel their homes within the first 16-24 months of moving in, but more importantly, as the younger population reaches middle age, they are likely to make more expensive purchases.  Individuals age 35-44 spend twice as much money on remodeling than any other age group in the country.  Further, advancements in quality and a broader range of price-offerings in home improvement products are making consumers feel more comfortable about making significant remodeling decisions as opposed to purchasing a new home.  All of these demographic trends are expected to benefit the continued growth of the building products industry.

Company Organization

During 2001, we organized our operations into three product groups to improve operational efficiencies and reduce administrative costs, Flat Rolled, Plates and Shapes and Building Products.  We moved our flat rolled specialty metals operations into the Flat Rolled Group and our non-flat rolled specialty metals operations into the Plates and Shapes Group.  We continue to operate the Building Products Group as a separate group.  All of our specialty metals Plates and Shapes operations were sold during 2002.

Each product group is led by an experienced executive and is supported by a professional staff in finance, purchasing and sales and marketing.  This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies, focused capital investment and improved working capital turnover.  For additional industry segment information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations – Results of Operations by Segment” and Note 11 of notes to consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”  The following descriptions reflect the reorganization of the product groups.

Plates and Shapes

Plates and Shapes had revenues from continuing operations of $347.1 million in 2002 and currently has 20 operating locations throughout the U.S.  This operating segment sells carbon steel products such as wide-flange beams, plate, tubular, angles and other structural shapes.  These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. Processing services include cutting, sawing, cambering/leveling, punching, drilling, beveling, surface grinding, bending, shearing, cut-to-length and tee-splitting.  Plates and Shapes customers are primarily in the fabrication, construction, machinery and equipment, transportation and energy industries.

Flat Rolled

Flat Rolled had revenues from continuing operations of $465.6 million in 2002 and currently has 15 operating locations in the Midwest and southern regions of the U.S. This operating segment sells a number of products including carbon and stainless steel, aluminum, brass and copper in a variety of alloy grades and sizes.  Steel mills generally ship carbon steel in sizes less than a quarter of an inch in thickness in continuous coils that typically weigh 40 to 60 thousand pounds each.  Few customers can handle steel in this form.  Accordingly, substantially all of the carbon steel material as well as the nonferrous materials sold by Flat Rolled undergo additional processing prior to customer delivery.  Processing services include slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing. Flat Rolled customers are in the electrical manufacturing, fabrication, furniture, appliance manufacturers, machinery and equipment and transportation industries.

Building Products

Building Products had revenues from continuing operations of $156.1 million in 2002 and currently has 18 operating locations and 32 sales and distribution centers throughout the southeast, southwest and western regions of the U.S.  This operating segment sells a number of finished products that are both cost and energy efficient for use in residential applications such as sunrooms, roofing products, awnings and solariums.  Commercial uses of these products include large area covered canopies, awnings and covered walkways.  Building Products customers are predominantly in the construction, wholesale trade and building material industries.

Industry Consolidation

Based on industry data, we believe that the metals processor/service center industry is highly fragmented, with as many as 3,000 participants generating about $50 billion in annual net sales.

The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive.  In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services.  These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities, or they cannot economically justify the investment in equipment.  As a result, smaller companies are finding it increasingly difficult to compete as current industry trends continue.

Strategy

Since our formation in July 1997, we have become one of the leading providers of higher-value components from processed metals.  We have invested substantial capital integrating our operations to maximize operating margins and accelerate internal sales growth.  As a result of the Chapter 11 Filing, we restructured our operations and capital structure, including the divestiture of several operating facilities.  For a description of the principal elements of our Reorganization Plan implemented on the Effective Date, see “Chapter 11 Proceedings” above.

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

We purchase our raw materials in anticipation of projected customer requirements based on interaction with, and feedback from customers, market conditions, historical usage and industry research.  Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise thickness, length, width, shape, temper and surface quality specified by our customers. Value-added processes provided include:

•      Slitting —  the cutting of coiled metals to specified widths along the length of the coil.

•      Shearing and cutting to length — the cutting of metals into pieces and along the width of a coil to create sheets or plates.

•      Precision blanking — the process in which flat rolled metal is cut into precise two-dimensional shapes.

•      Laser, flame and plasma cutting — the cutting of metals to produce various shapes according to customer-supplied drawings.

•      Leveling — the flattening of metals to uniform tolerances for proper machining.

•      Sawing — the cutting to length of bars, tubular goods and beams.

•      Tee-splitting — the splitting of metal beams.

•      Plate forming and rolling — the forming and bending of plates to cylindrical or required specifications.

•      Edge trimming — a process that removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

•      Cambering — the bending of structural steel to improve load-bearing capabilities.

•      Metallurgy — the analysis and testing of the physical and chemical composition of metals.

Additional capabilities include applications engineering and a variety of other value-added processes such as blasting, painting and custom machining.  Using these capabilities, we use processed metals to manufacture higher-value components.

Once an order is received, the appropriate inventory is selected and scheduled for processing in accordance with the customer’s requirements and specified delivery date.  Orders are monitored by our computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material.  Our computer systems record the source of all metal shipped to customers.  This enables us to identify the source of any metal which may later be shown to not meet industry standards or that fails during or after manufacture.  This capability is important to our customers as it allows them to assign responsibility for non-conforming or defective metal to the mill or foundry that produced the metal.  Many of the products and services we provide can be ordered and tracked through a web-based electronic network that directly connects our computer system to those of our customers.

The substantial portion of our orders are filled within 24-48 hours.  This is accomplished through our special inventory management programs, which permit us to deliver processed metals in accordance with the just-in-time inventory programs of our customers.  We are required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of our customers.

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

We have quality control systems to ensure product quality and traceability throughout processing.  Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability.  A total of 25 of our facilities have International Standards Organization (“ISO”) 9002 certification.

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

The overwhelming majority of raw materials are secured from domestic suppliers.  Our domestic steel and aluminum suppliers include but are not limited to Nucor Corp., U.S. Steel, AK Steel, Gerdau Ameristeel, International Steel Group, Alcoa Inc., Ormet, Inc., Bayou Steel, Chaparral Steel and Ipsco Steel.  As a result of implementation of the Reorganization Plan, many of our suppliers have become stockholders in our Company.  Historically, we have purchased approximately 10% to 15% of our raw material supplies from foreign producers.

Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers.  Since most metals are shipped Freight on Board (“FOB”) and the transportation of metals is a significant cost factor, we seek to purchase metals to the extent possible, from the nearest mill, but will use a more distant mill when it offers a lower delivered price.

Ferrous metal producers have been undergoing rapid consolidation because of the deteriorating market conditions over the past three years.  U.S. Steel, Nucor Corp. and International Steel Group have acquired several of their domestic competitors and international integrated producers have merged and consolidated operations.  The result of this trend will be fewer integrated producers from which we can purchase our raw materials.  We are unable to predict what impact this consolidation may have on our operations.

Sales and Marketing; Customers

Our sales and marketing program focuses on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of our inventory management, processing, just- in-time delivery and other services.  We use a variety of methods to identify potential customers, including the use of databases, telemarketing, direct mail and participation in manufacturers’ trade shows.  Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers.  Once a potential customer is identified, our “outside” salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations.

We employ a sales force consisting of “inside” and “outside” salespeople. “Inside” salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers.  Increasingly, these “inside” salespeople have been given responsibility for telemarketing to potential customers.  Our “outside” sales force is primarily responsible for identifying potential customers and calling on them to explain our services.  The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.

Nearly all sales are on a negotiated price basis.  In some cases, sales are the result of a competitive bid process where a customer sends us and several competitors a list of products required and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 1% of our revenues in 2002, 2001 or 2000.

Competition

We are engaged in a highly fragmented and competitive industry.  Competition is based on price, product quality, service, and timeliness of delivery and geographic proximity.  We compete with a large number of other metals processors/service centers on a national, regional and local basis, some of which may have greater financial resources.  Principal national competitors include Ryerson Tull, Inc. (NYSE:RT) and Reliance Steel & Aluminum Co, (NYSE:RS).  We also compete to a lesser extent with primary metals producers, who typically sell directly to very large customers requiring regular shipments of large volumes of metals.  Numerous smaller metals processors/service centers compete locally.

Historically, we believe that we have been able to compete effectively because of our significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale.  Furthermore, as a result of the implementation of our Reorganization Plan we believe the financial position of our Company is equal or similar to our peers.

Technology

In March 2000, we formed i-Solutions Direct, Inc. (“i-Solutions”) to develop our integrated supply services and web-based e-commerce initiative.  Initially, i-Solutions created a web-based supply system to support a Department of Defense contract and continues to operate as such.   In March 2001, we introduced Metals USA Link (“Link”), an online, web-based order entry and information system.  Link provides our customers 24/7 internet access, customer specific product catalogs, order inquiry capabilities and the ability to monitor vendor managed inventory programs.  We believe Link provides our customers improved metal procurement capabilities and permits them to move closer to a true “just-in-time” inventory management program.  We currently have approximately 150 registered customers (which we refer to as “bronze,” “silver” or “gold” customers) using Link and generate monthly sales of approximately $3.7 million.

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters.  Hazardous materials we use in our operations include general commercial lubricants and cleaning solvents.

We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) National Priority List.  We have a number of leased properties located in or near industrial or light industrial use areas; and accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants.  Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, there can be no assurance that we will not be notified of such claims with respect to our existing leased or owned properties in the future.

Although no environmental claims have been made against the Company and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.  If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage.  We have obtained limited indemnities from the former stockholders of the acquired companies whose facilities are located at or near contaminated sites.  There can be no assurance that these indemnities will be adequate to protect us from a material adverse effect on our consolidated financial condition, results of operations or liquidity, should we be held responsible for a share of any clean-up costs.

Management Information Systems

Both the Plates and Shapes Group and Flat Rolled Group service centers use a product marketed and distributed specifically for the service center industry.  The majority of the Plates and Shapes Group and Flat Rolled Group service centers operate on this platform.  We have also begun a similar common platform initiative in the Building Products Group.  Nine of our subsidiaries currently use EDI through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities.  Additionally, several of the subsidiaries also use computer aided drafting systems to directly interface with computer-controlled metal processing equipment, resulting in more efficient use of material and time.

We believe the investment in uniform management information systems and computer aided manufacturing technology will permit us to respond quickly and proactively to our customers’ needs and service expectations.  These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

We employ approximately 2,475 persons.  As of December 31, 2002, approximately 268 employees (11%) at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; United Auto Workers; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers.  Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred.  Within the last five years, one work stoppage occurred at one facility, which involved approximately 20 employees and lasted approximately 30 days.  We are currently a party to 14 collective bargaining agreements, which expire at various times.  Collective bargaining agreements for all of our union employees expire in each of the next four years.  Historically, we have succeeded in negotiating new collective bargaining agreements without a strike.

From time to time, there are shortages of qualified operators of metals processing equipment.  In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are good.

Senior management at certain of our subsidiary operations are comprised of former owners who received Old Common Stock as the majority of the consideration paid for their businesses and committed to stay with their operations after acquisition.  These former owners have non-competition obligations that expire on the fifth anniversary of their date of acquisition.  Substantially all of these agreements will expire by the end of the second quarter of 2003, and all of these obligations will expire by 2004.  Further, as a result of the implementation of the Reorganization Plan, the former owners are no longer significant stockholders in our Company.  Where desired, there is no assurance that we will be able to retain these individuals or find suitable replacements in a timely manner if such individuals leave our Company. The failure to retain or replace such management within a reasonable period of time could negatively impact results from operations at such locations.

Vehicles

We operate a fleet of owned or leased trucks and trailers, as well as forklifts and support vehicles.  We believe these vehicles generally are well maintained and adequate for our current operations.

Risk Management, Insurance and Litigation

The primary risks in our operations are bodily injury, property damage and injured workers’ compensation.  We maintain general liability insurance and liability insurance for bodily injury and property damage and workers’ compensation coverage, which we consider sufficient to insure against these risks.

From time to time, we are a party to litigation arising in the ordinary course of our business, most of which involves claims for personal injury or property damage incurred in connection with our operations.  We are not currently involved in any litigation that we believe will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Safety

Our goal is to provide an accident-free workplace and we are committed to continuing and improving upon each facilities’ focus and emphasis on safety in the workplace.  We currently have a number of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee’s or a team’s safety record and training sessions to teach proper safe work procedures. We have developed a comprehensive “best practices” safety program to be implemented throughout our operations to ensure that all employees comply with safety standards established by our Company, our insurance carriers and federal, state and local laws and regulations.  This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety.

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 11 of notes to consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

Patents and Trademarks

We own several U.S. and foreign trademarks, service marks and copyrights.  Certain of the trademarks are registered with the U.S. Patent and Trademark Office, and, in some cases, with trademark offices of foreign countries.  We consider other information owned by our Company to be trade secrets.  We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees and implementing security measures to restrict access to such information.  We believe that our safeguards provide adequate protection to our proprietary rights.  While we consider all of our intellectual property to be important, we do not consider any single intellectual property right to be essential to our operations as a whole.

Seasonal Aspects, Renegotiation and Backlog

There is a slight decrease in our business during the winter months because of inclement weather conditions and the impact on the construction industry.  No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government.  Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our business.

Foreign Operations

We currently conduct, and since inception, have conducted, substantially all of our business in the U.S.  We currently do not derive any material revenue from countries other than the U.S. and do not have long-term assets or customer relationships outside of the U.S.  Accordingly, we are not currently subject to any material risks associated with any foreign operations.

Research and Development

We do not incur material expenses in research and development activities but do participate in various research and development programs.  We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Item 2.    Properties

As of December 31, 2002, we operated 20 metals processing facilities in the Plates and Shapes Group and 15 facilities in the Flat Rolled Group.  These facilities are used to receive, warehouse, process and ship metals.  These facilities use various metals processing and materials handling machinery and equipment.  Our Building Products Group operates 21 facilities where we process metals into various building products.  These service center facilities are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2002

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Leased
	Langhorne, Pennsylvania	160,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania	109,000	Leased
	North Canton, Ohio(1)	110,000	Leased
South Central Plates and Shapes	Enid, Oklahoma	112,000	Leased
	Muskogee, Oklahoma(2)	229,000	Owned
	Dallas, Texas	104,000	Owned
Mid Atlantic Plates and Shapes	Ambridge, Pennsylvania	200,000	Leased
	Greenville, Kentucky	56,000	Owned
	Greensboro, North Carolina(2)	115,000	Owned
	Wilmington, North Carolina	178,000	Leased
	Wilmington, North Carolina	45,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	214,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	226,200	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,260	Leased

Flat Rolled Group:
Carbon Flat Rolled	Madison, Illinois	150,000	Owned
	Jeffersonville, Indiana(2)	90,000	Owned
	Randleman, North Carolina(2)	110,000	Owned
	Springfield, Ohio	96,000	Owned
	Wooster, Ohio(2)	140,000	Owned
	Chattanooga, Tennessee	60,000	Owned
	Houston, Texas(1)(3)	207,000	Owned
	Germantown, Wisconsin	90,000	Owned
	Horicon, Wisconsin(2)	103,000	Leased
	Wichita, Kansas	24,000	Leased
	Liberty, Missouri	84,000	Leased

	Location	Square Footage	Owned/ Leased
Flat Rolled Group (Cont.):
Specialty Flat Rolled	Mokena, Illinois	21,000	Leased
	Northbrook, Illinois	187,000	Owned
	Walker, Michigan	50,000	Owned
	Brooklyn Center, Minnesota	19,000	Leased

Building Products Group	Phoenix, Arizona	111,000	Leased
	Brea, California	46,000	Leased
	Buena Park, California	73,000	Leased
	Corona, California	38,000	Leased
	Ontario, California	18,000	Leased
	Rancho Cordova, California	24,000	Leased
	Groveland, Florida	250,000	Leased
	Leesburg, Florida	75,000	Leased
	Pensacola, Florida	48,000	Leased
	Stone Mountain, Georgia	60,000	Leased
	Kansas City, Missouri	58,000	Leased
	Las Vegas, Nevada	42,000	Leased
	Las Vegas, Nevada	39,000	Leased
	Irmo, South Carolina	38,000	Leased
	Houston, Texas	285,000	Owned
	Houston, Texas	220,000	Leased
	Mesquite, Texas	255,000	Leased
	Pacific, Washington	39,000	Leased

(1)   These facilities were held for sale as of December 31, 2002.

(2)   These facilities are subject to liens with respect to specific debt obligations including Industrial Revenue Bonds (“IRBs”).

(3)   This facility was sold on March 21, 2003.

In addition to the service center facilities listed above, our Building Products Group also operates 32 sales and distribution centers throughout the western, southwestern and southeastern U.S.  These facilities, which are all leased, generally range in size from 5,000 square feet to 20,000 square feet. Many of our facilities are capable of being used at higher capacities, if necessary.  We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years.

During 2002, under the terms of the Reorganization Plan, we sold certain non-core assets in an effort to provide additional liquidity and closed or consolidated certain facilities and assets. During the year, we sold, closed or consolidated 25 facilities in the Plates and Shapes Group, and 10 facilities in the Flat Rolled Group.

Item 3.    Legal Proceedings

This section contains statements that constitute “forward-looking statements” within the meaning  of the Private Securities Litigation Reform Act of 1995.  See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements.

On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code.  The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11.  We continued to operate our business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code until October 31, 2002, when we substantially completed the required transactions to effect the Reorganization Plan that had previously been confirmed by the Bankruptcy Court on October 18, 2002.  Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors were required to submit proofs of claim.  All proofs of claim were required to be filed by July 8, 2002.  We are currently finalizing the resolution of these claims.  A substantial number of outstanding unresolved claims will be subject to an objection hearing on March 29, 2003.  Most of these claims will be resolved at that time.  We believe that all claims have been properly recorded in the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”  However, ultimate resolution of all of these liabilities is not presently determinable.

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  For additional information on our bankruptcy proceedings see Item 1. “Business — Chapter 11 Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Item 4.    Submission of Matters to a Vote of Security Holders

The Company solicited from creditors and stockholders acceptances or rejections of the Reorganization Plan during a one-month balloting period ending on October 16, 2002.  Pursuant to the Reorganization Plan, votes were solicited from holders of general unsecured claims against the Company (Classes 4 and 5), including the holders of $200.0 million principal amount of the previously outstanding senior subordinated notes, and beneficial owners of the Old Common Stock (Class 6).  Set forth below is a tabulation of the votes:

	Amount Accepting (% of Amount Voted)	Amount Rejecting (% of Amount Voted)	Number Accepting (% of Amount Voted)	Number Rejecting (% of Amount Voted)

Classes 4 and 5	90.67%	9.33%	87.05%	12.95%
Class 6	84.84%	15.16%	81.40%	18.60%

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

On October 31, 2002, pursuant to the Reorganization Plan, (i) all shares of the Old Common Stock existing prior to the Effective Date were cancelled in exchange for Warrants required under the Reorganization Plan to be distributed no later than April 30, 2003 and (ii) 20,000,000 shares of the Common Stock were issued for distribution to holders of allowed general unsecured claims.  See Item 1. “Business - Chapter 11 Proceedings.”  Consequently, the performance and trading history of the Company’s Old Common Stock, which traded on the New York Stock Exchange under the symbol “MUI” from July 1997 through November 2001 and most recently on the OTC Bulletin Board (“OTCBB”) under the symbol “MUINQ.OB” (including after confirmation of the Reorganization Plan in respect of the Warrants issuable in exchange for shares of Old Common Stock), is not comparable to, or meaningful with respect to, the performance or trading history of the Common Stock.

Prior to March 3, 2003, our Common Stock has traded on a “when issued basis” under the symbol “MTLSV” and currently trades under the symbol “MTLS” on the OTCBB market.  The high and low bid quotations on the OTCBB for the period from November 5, 2002 (the date on which the Common Stock was first quoted on the OTCBB) to December 31, 2002 were $5.00 and $3.50, respectively.  Information with respect to OTCBB quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  Also, quotations on the OTCBB are sporadic, and we can give no assurance that there will continue to be an active market for the Common Stock.  Under the terms of the Reorganization Plan, we are required to use commercially reasonable efforts to list the Common Stock on a nationally recognized market or exchange, but there can be no assurance that any such listing will be approved or that an established trading market will develop for the Common Stock.

As of March 21, 2003, there were 20,154,710 outstanding shares of Common Stock of which 14,693,548 shares have been distributed and the remaining 5,461,162 shares are being held in escrow by our exchange agent for future distribution in accordance with our Reorganization Plan.  As of March 21, 2003, we have issued shares to 1,426 claim holders in satisfaction of their claims (subject to an additional final distribution to be made to all claimants when all remaining unsecured claims have been resolved).

We currently do not anticipate paying dividends on our Common Stock.  The covenants in the New Credit Facility currently place certain restrictions on our ability to pay dividends to holders of our Common Stock.  For information regarding these restrictions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities” and Note 6 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”  Any determination to declare or pay dividends out of funds legally available for that purpose will be at the discretion of the Board of Directors and will depend on future earnings, results of operations, financial condition, capital requirements and other factors the Board of Directors deems relevant, as well as the restrictions in the Credit Facility and any other applicable contractual restrictions.

Prior to the Effective Date, the last dividend paid by our Company was attributable to holders of Old Common Stock for which a $0.03 per share dividend was declared on March 28, 2001 and paid April 17, 2001 to stockholders of record on April 6, 2001.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans previously approved by security holders	—	—	2,015,000
Equity compensation plans not previously approved by security holders	—	—	—
Total	—	—	2,015,000

The Company’s 2002 Incentive Plan provides that stockholder approval of the 2002 Incentive Plan was obtained through the vote on the Reorganization Plan followed by entry of an order confirming the Reorganization Plan.

Item 6.    Selected Financial Data

The following selected financial data is derived from our consolidated financial statements for the periods before and after emergence from bankruptcy proceedings on October 31, 2002.  As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements and related selected financial data have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets which require divestitures be excluded from results of operations for all periods presented.

In addition, the consolidated financial statements for 2001 and 2002 were prepared in accordance with the AICPA’s SOP 90-7.  The consolidated statements of operations information for the period from November 1, 2002 through December 31, 2002 and the consolidated balance sheet information at December 31, 2002 reflect our financial position and operating results after application of our Reorganization Plan and the application of the principles of “Fresh-Start Reporting” in accordance with the provisions of SOP 90-7.  Accordingly, such financial information is not comparable to our historical financial information prior to November 1, 2002.

This financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  The selected financial data for the fiscal years ended 1998 through 2001 reflects the historical consolidated financial statements of Metals USA, restated for the effects of SFAS No. 144, the business combinations which were accounted for as “pooling-of-interests,” and the remaining acquired companies from their respective acquisition dates.

	Successor Company	Predecessor Company
	Period From November 1, 2002 thru December 31, 2002	Period From January 1, 2002 thru October 31, 2002
			Fiscal Years Ended December 31,
			2001	2000	1999	1998
		(In millions, except per share amounts)
Statements of Operations Data:
Net sales	$126.2	$817.5	$1,222.0	$1,554.8	$1,337.8	$1,191.0
Cost of sales	97.3	629.2	939.5	1,187.3	979.5	896.2
Gross profit	28.9	188.3	282.5	367.5	358.3	294.8
Operating expenses	29.6	190.8	287.2	313.3	264.3	214.1
Asset impairments and integration	—	(0.2)	384.0	—	9.4	—
Operating income (loss)	(0.7)	(2.3)	(388.7)	54.2	84.6	80.7
Interest and other	1.4	14.7	51.4	48.9	39.2	29.3
Fresh-start/gain on reorganization	—	(80.9)	—	—	—	—
Reorganization expenses	—	28.3	19.4	—	—	—
Income (loss) before taxes and discontinued operations	(2.1)	35.6	(459.5)	5.3	45.4	51.4
Provision (benefit) for taxes	—	(15.3)	(52.2)	3.9	18.8	21.1
Income (loss) before discontinued operations	(2.1)	50.9	(407.3)	1.4	26.6	30.3
Discontinued operations, net	(1.2)	0.4	(1.8)	10.3	13.2	9.7
Net income (loss)	$(3.3)	$51.3	$(409.1)	$11.7	$39.8	$40.0

Income (loss) per share:
Income (loss) per share – basic:
From continuing operations	$(0.10)	$1.39	$(11.16)	$0.04	$0.69	$0.83
From discontinued operations	(0.06)	0.02	(0.05)	0.28	0.35	0.26
Total	$(0.16)	$1.41	$(11.21)	$0.32	$1.04	$1.09

Income (loss) per share – diluted:
From continuing operations	$(0.10)	$1.39	$(11.16)	$0.04	$0.69	$0.81
From discontinued operations	(0.06)	0.02	(0.05)	0.28	0.35	0.26
Total	$(0.16)	$1.41	$(11.21)	$0.32	$1.04	$1.07

Number of common shares used in the per share calculations:
Basic	20.2	36.5	36.5	36.8	38.1	36.7
Diluted	20.2	36.5	36.5	37.0	38.4	37.3

	Successor
	Company	Predecessor Company
	December 31,	Years Ended December 31,
	2002	2001	2000	1999	1998
		(In millions)
Balance Sheet Data:
Working capital(1)	$313.5	$183.2	$344.8	$305.4	$414.3
Total assets	373.7	690.1	1,104.8	1,049.3	1,026.4
Long-term debt, less current portion(2)	127.4	—	489.9	434.7	502.6
Stockholders’ equity (deficit)	189.0	(35.1)	375.1	379.4	341.6
Dividends declared(3)	—	1.1	4.5	—	—

(1)   The balance as of December 31, 2001 includes all pre-petition current liabilities that are not subject to compromise and $38.3 million of pre-petition liabilities subject to compromise included in operations held for sale.  Including non-current pre-petition liabilities subject to compromise of $325.7 million, our working capital would have been a deficit of $142.5 million as of December 31, 2001.

(2)   Because of the Chapter 11 Filing, $301.9 million of long-term debt was reclassified as a current pre-petition liability not subject to compromise and $200.0 million was reclassified as a non-current pre-petition liability subject to compromise as of December 31, 2001.

(3)   Dividends declared with respect to the Old Common Stock was as follows:  Four  quarterly dividends of $0.03 per share during the year ended December 31, 2000 and one dividend of $0.03 per share during the first quarter of 2001.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements.  Readers should refer to “Factors Which May Affect Future Operating Results” for risk factors that may affect future performance. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8.  “Financial Statements and Supplementary Data.”

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components.  We sell to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction, consumer durables and electrical equipment, and machinery and equipment manufacturers.  During the past three years, the steel industry declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S.  These factors, combined with our high level of debt, caused us to seek protection under U.S. bankruptcy laws on November 14, 2001.  We emerged from bankruptcy on October 31, 2002.  See “Chapter 11 Proceedings” below.  Because of the economic conditions discussed above and the divestiture of certain assets to reduce our indebtedness, our revenues from continuing operations declined from $1.55 billion in 2000 to $944 million in 2002.

The consolidated financial statements are prepared in accordance with SOP 90-7.  SOP 90-7 requires our Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) due to the change of control set forth in the Reorganization Plan, apply “Fresh-Start Reporting” rules upon emerging from bankruptcy.

Chapter 11 Proceedings

On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S Bankruptcy Court, Southern District of Texas and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code.  As debtors-in-possession under Section 1107 and 1108 of the Bankruptcy Code, we maintained possession of our properties and assets, and continued to operate our businesses.  We were authorized to manage our properties and operate our businesses, but we did not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry-wide recession caused by pricing pressure from foreign imports and decline in the manufacturing sector of the U.S. economy, (2) the inability to obtain additional liquidity from our primary lending sources and (3) the high level of indebtedness related to acquisitions made prior to 2000. During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports.  During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack of September 11, 2001. Due to these deteriorating economic conditions, we incurred significant operating losses through 2002.  We expect these losses to continue throughout 2003.  On June 21, 2002, we reached an agreement with the Creditors Committee on the terms of the Reorganization Plan, subject to definitive documentation and obtaining the required approvals and exit financing.  We filed the Reorganization Plan with the Bankruptcy Court on August 27, 2002.  The Bankruptcy Court held a hearing on September 18, 2002 and determined the disclosure statement to be used for distribution and voter solicitation contained adequate information to be used for distribution and the solicitation of vote from the impaired claim holders.  After receiving a majority of the vote from the claim holders, the Reorganization Plan was confirmed by the Bankruptcy Court on October 18, 2002 and we were permitted to consummate the transactions described in the Reorganization Plan and emerge from bankruptcy on October 31, 2002, the Effective Date.

Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for approximately $367.3 million of unsecured debt, and the financial advisor to the Creditors Committee was issued 154,710 shares of Common Stock as partial payment for services performed.  Our Old Common Stock, outstanding prior to the Effective Date was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year Warrants to purchase an aggregate of 3,556,713 shares of our Common Stock (representing 15% of our outstanding Common Stock upon exercise).  The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon the Company’s estimate of total general unsecured claims.  The exercise price is currently estimated to be $18.37 per share (assuming that total allowed general unsecured claims are $367.3 million).  The Warrants are required under the Reorganization Plan to be distributed on or before April 30, 2003.  Under the terms of the Reorganization Plan, we are required to use commercially reasonable efforts to list the Common Stock on a nationally recognized market or exchange but there can be no assurance that any such listing will be approved or that an established trading market will develop for the Common Stock.  We do not currently intend to list the Warrants and cannot provide any assurance as to whether a market will develop for the Warrants.  The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under the existing stock option plans were cancelled.  Additionally, the Board of Directors of the reorganized Company was initially reconstituted with six new members.  See Item 10. “Directors and Executive Officers of the Registrant.”

We were required to adopt “Fresh-Start Reporting” as specified by SOP-90-7.  “Fresh-Start Reporting” is required upon a substantive change in control and requires upon the Effective Date, that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values.  Accordingly, the carrying values of our assets and liabilities differ from the amounts shown in previous periods.  The principal differences relate to the exchange of shares of our Common Stock for pre-petition liabilities subject to compromise, exchange of Warrants for our Old Common Stock, adjustments to reflect the fair value of certain non-current assets and elimination of the retained deficit.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments.  We have concluded our critical accounting policies are as follows:

Concentration of credit risk  — Concentrations of credit risk with respect to trade accounts are within several industries.  We perform ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information and payment history.  We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers.  We cannot guarantee that the rate of future credit losses will be similar to past experience.  Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

Inventories — Inventories are stated at the lower of cost or market.  Certain of our subsidiaries use the last-in, first-out (“LIFO”) method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting.  We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends.  Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Revenue recognition — We recognize revenues when products are shipped and all significant obligations of the Company have been satisfied.  Risk of loss passes at the time of shipment.  Provisions are made currently for estimated returns.

Consolidated Results of Operations

The following financial information reflects our historical financial statements, and the acquired and divested companies as of their respective acquisition and divestiture dates.  For comparison purposes with the year ended December 31, 2001, the results of operations data for 2002 includes the Predecessor Company results for the period January 1, 2002 through October 31, 2002 and the Successor Company results for the period November 1, 2002 through December 31, 2002.

	Fiscal Years Ended December 31,
	2002	%	2001	%	2000	%
	(in millions, except percentages)
Net sales	$943.7	100.0%	$1,222.0	100.0%	$1,554.8	100.0%
Cost of sales	726.5	77.0%	939.5	76.9%	1,187.3	76.4%
Gross profit	217.2	23.0%	282.5	23.1%	367.5	23.6%
Operating and delivery	121.4	12.9%	149.4	12.2%	169.8	10.9%
Selling, general and administrative	91.8	9.7%	116.7	9.6%	122.7	7.9%
Depreciation and amortization	7.2	0.8%	21.1	1.7%	20.8	1.3%
Asset impairments and integration	(0.2)	—	384.0	31.4%	—	—
Operating income (loss)	(3.0)	(0.4)%	(388.7)	(31.8)%	54.2	3.5%
Interest and other expenses, net	16.1	1.7%	51.4	4.2%	48.9	3.1%
Fresh-start and gain on reorganization	(80.9)	(8.6)%	—	—	—	—
Reorganization expenses	28.3	3.0%	19.4	1.6%	—	—
Income (loss) before income taxes and discontinued operations	$33.5	3.5%	$(459.5)	(37.6)%	$5.3	0.4%

Results of Operations – Years Ended December 31, 2002 Compared to 2001

Net sales.  Net sales decreased $278.3 million, or 22.8%, from $1,222.0 million in 2001 to $943.7 million in 2002.  The decrease in net sales was due to a continued decline in the U.S. economy.  Material shipments for steel products decreased 23.8% while average realized prices improved slightly (2.8%) in 2002 compared to 2001.  See “Results of Operations by Segment” for additional information.

Cost of sales.  Cost of sales decreased $213.0 million, or 22.7%, from $939.5 million in 2001 to $726.5 million in 2002.  The decrease in cost of sales was principally due to the decrease in sales caused by the decline in the U.S. economy.  As a percentage of net sales, cost of sales remained relatively flat in 2002 as compared to 2001.

Operating and delivery.  Operating and delivery expenses decreased $28.0 million, or 18.7%, from $149.4 million in 2001 to $121.4 million in 2002.  As a percentage of net sales, operating and delivery expenses increased from 12.2% in 2001 to 12.9% in 2002.  The increase as a percentage of net sales was due to the lower sales level and the inherent fixed costs included in operating and delivery expenses.

Selling, general and administrative.  Selling, general and administrative expenses decreased $24.9 million, or 21.3%, from $116.7 million in 2001 to $91.8 million in 2002.  This decrease in selling, general and administrative expenses was primarily attributable to overhead reductions resulting from the declining economy and decreasing sales level.  As a percentage of net sales, selling, general and administrative expenses increased from 9.6% in 2001 to 9.7% in 2002.

Asset impairments and integration.  Asset impairments and integration charge (credit) of $(0.2) million were recorded in 2002 as compared to $384.0 million in 2001.  As a result of the decline in the U.S. economy and subsequent bankruptcy, we determined that our ability to recover our investment in a significant portion of our long-lived assets (goodwill, property and equipment) was doubtful in 2001.  Of the total charges in 2001, $288.7 million related to goodwill, $87.3 related to property and equipment and $10.1 million related to future reserves for personnel and facility costs associated with disposition of certain properties.  The principal components of the $10.1 million reserve were $7.9 million for lease buyouts, $1.1 million for severance payments to employees and $1.1 million for asset reserves.    These charges were partially offset by an integration credit of $2.1 million.  Of the total charges in 2002, $3.0 million were related to property and equipment and were offset by reversal of $3.2 million of the 2001 reserve caused by lower than expected facility and severance costs associated with disposition of certain properties.

Operating income (loss).  Operating loss decreased $385.7 million, from a $388.7 million loss in 2001 to a $3.0 million loss in 2002.  Exclusive of the asset impairments and integration credit, the operating loss decreased by $1.5 million, or 31.9%, from a loss of $4.7 million in 2001 to a loss of $3.2 million in 2002.  The decline in revenues resulted in increases in all operating expenses as a percentage of net sales.  Operating loss as a percentage of net sales, decreased from (31.8)% in 2001 to (0.4)% in 2002.  Exclusive of the asset impairments and integration credit, operating loss as a percentage of net sales would have been (0.4)% in both 2001 and 2002.

Interest and other expenses, net.  Interest and other expenses, net decreased $35.3 million, or 68.7%, from $51.4 million in 2001 to $16.1 million in 2002.  Approximately $12.9 million of the decrease was due to the elimination of interest accrued in respect of the previously outstanding senior subordinated notes due to discontinuance of recording such interest as a result of the Chapter 11 Filing.  The remaining $19.6 million decrease was due to lower debt levels and interest rates on our credit facilities and DIP Financing.  In total, interest costs decreased by $32.5 million and other expenses decreased by $2.8 million.  Other expenses in 2001 included a $1.8 million write-off of a non-trade related note receivable.

Fresh-start and gain on reorganization.  Upon exiting from bankruptcy on October 31, 2002, we recorded a write-down of our non-current assets of $109.7 million and a gain on the reorganization of $190.6 million.

Reorganization expenses.  Reorganization expenses associated with the Chapter 11 Proceedings in the amount of $28.3 million were incurred in 2002.  These expenses included $18.8 million of professional fees, $8.1 million of key employee retention expenses and obligations associated with employment agreements and $1.4 million associated with the write-off of debt issuance costs incurred on the DIP Financing.

Results of Operations – Years Ended December 31, 2001 Compared to 2000

Net sales.  Net sales decreased $332.8 million, or 21.4%, from $1,554.8 million in 2000 to $1,222.0 million in 2001.  The decrease in net sales was due to a significant decline in the U.S. economy.  Material shipments for steel products decreased 19.2% and average realized prices decreased by 2.8% in 2001 compared to 2000.  See “Results of Operations by Segment” for additional information.

Cost of sales.  Cost of sales decreased $247.8 million, or 20.9%, from $1,187.3 million in 2000 to $939.5 million in 2001.  The decrease in cost of sales was principally due to the decrease in sales caused by the decline in the U.S. economy described above.  As a percentage of net sales, cost of sales increased from 76.4% in 2000 to 76.9% in 2001 as the cost of material sold declined  2.1% versus a 2.8% decline in the sales price.

Operating and delivery.  Operating and delivery expenses decreased $20.4 million, or 12.0%, from $169.8 million in 2000 to $149.4 million in 2001.  As a percentage of net sales, operating and delivery expenses increased from 10.9% in 2000 to 12.2% in 2001.  The increase as a percentage of net sales was due to inherent fixed costs and the inability to reduce costs as quickly as the sales decline.

Selling, general and administrative.  Selling, general and administrative expenses decreased $6.0 million, or 4.9%, from $122.7 million in 2000 to $116.7 million in 2001.  This decrease in selling, general and administrative expenses was primarily attributable to overhead reductions resulting from the declining economy and savings realized from the integration plan.  As a percentage of net sales, selling, general and administrative expenses increased from 7.9% in 2000 to 9.6% in 2001. The increase as a percentage of net sales was due to inherent fixed costs and the inability to reduce costs as quickly as the sales decline.

Asset impairments and integration.  Asset impairments and integration charge (credit) of $384.0 million were recorded in 2001 as compared to none in 2000.  As a result of the decline in the U.S. economy and subsequent bankruptcy, we determined that our ability to recover our investment in a significant portion of our long-lived assets (goodwill, property and equipment) was doubtful.  Of the total impairment charges, $288.7 million related to goodwill, $87.3 million related to property and equipment and $10.1 million related to future reserves for personnel and facility costs associated with the disposition of certain properties.  These charges were partially offset by an integration credit of $2.1 million.

Operating income (loss).  Operating income decreased $442.9 million, from $54.2 million in income in 2000 to a $388.7 million loss in 2001.  Exclusive of the asset impairments and integration credit in 2001, operating income (loss) decreased by $58.9 million, or 108.7%, from $54.2 million in income to a $4.7 million loss.  The decrease in operating income (loss) was primarily attributable to the declining economy discussed above.  The decline in revenues resulted in increases in all operating expenses as a percentage of net sales.  Operating income (loss) as a percentage of net sales, decreased from 3.5% in 2000 to (31.8)% in 2001.  Exclusive of the asset impairments and integration credit, operating income (loss) as a percentage of net sales would have been (0.4)% in 2001.

Interest and other expenses, net.  Interest and other expenses, net increased $2.5 million, or 5.1%, from $48.9 million in 2000 to $51.4 million in 2001.  The increase was due to an increase in other expenses of $3.4 million, partially offset by lower interest rates on our credit facilities and decreased interest on the previously outstanding senior subordinated notes due to discontinuance of recording such interest as a result of the Chapter 11 Filing.  The decrease in interest costs was partially offset by an increase in the amortization of debt issuance costs.  Interest costs decreased by $3.8 million.  Other expenses in 2001 primarily consisted of a $1.8 million write-off of a non-trade related note receivable versus other income of $1.6 million in 2000, which primarily consisted of a $1.2 million gain from an insurance settlement.

Reorganization expenses.  Reorganization expenses associated with the Chapter 11 Proceedings in the amount of $19.4 million were incurred in 2001.  These expenses included $6.2 million associated with the termination of the interest rate swap agreements, $9.9 million associated with the write-off of debt issuance costs incurred on the previously existing credit facility and previously outstanding senior subordinated notes and $3.3 million of professional fees.

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Expend- itures	Shipments (1)
	(in millions, except percentages)
2002:
Plates and Shapes	$347.1	36.8%	$343.8	36.3%	$3.3	(110.0)%	$0.8	589
Flat Rolled	465.6	49.3%	459.0	48.5%	6.6	(220.0)%	1.3	717
Building Products	156.1	16.6%	146.1	15.4%	10.0	(333.3)%	1.1	—
Corporate and other	(25.1)	(2.7)%	(2.2)	(0.2)%	(22.9)	763.3%	0.1	(47)
Total	$943.7	100.0%	$946.7	100.0%	$(3.0)	100.0%	$3.3	1,259
2001:
Plates and Shapes	$558.4	45.7%	$556.1	34.5%	$2.3	(0.6)%	$4.4	847
Flat Rolled	543.8	44.5%	532.9	33.1%	10.9	(2.8)%	5.5	880
Building Products	150.7	12.3%	145.3	9.0%	5.4	(1.4)%	3.3	—
Corporate and other	(30.9)	(2.5)%	376.4	23.4%	(407.3	104.8%	0.8	(74
Total	$1,222.0	100.0%	$1,610.7	100.0%	$(388.7)	100.0%	$14.0	1,653
2000:
Plates and Shapes	$736.2	47.4%	$698.4	46.5%	$37.8	69.7%	$12.7	1,029
Flat Rolled	699.4	45.0%	678.3	45.2%	21.1	38.9%	10.0	1,112
Building Products	170.2	10.9%	160.2	10.7%	10.0	18.5%	6.3	—
Corporate and other	(51.0)	(3.3)%	(36.3)	(2.4)%	(14.7)	(27.1)%	4.3	(95)
Total	$1,554.8	100.0%	$1,500.6	100.0%	$54.2	100.0%	$33.3	2,046

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group

Segment Results — Year Ended December 31, 2002 Compared to 2001

Plates and Shapes.  Net sales decreased $211.3 million, or 37.8%, from $558.4 million in 2001 to $347.1 million in 2002.  The decrease in net sales is due to unit volume decline.  Material shipments decreased 30.5% in 2002 compared to 2001.  Average realized sales prices declined by 10.6% in 2002 as compared to 2001.  Operating costs and expenses decreased $212.3 million, or 38.2%, from $556.1 million in 2001 to $343.8 million in 2002.  Operating costs and expenses as a percentage of net sales decreased from 99.6% in 2001 to 99.0% in 2002 primarily due to improved margins.  On a unit volume basis, operating costs per ton declined 11.1% primarily due to closing and divesting higher cost facilities.  Operating income increased by $1.0 million, or 43.5%, from $2.3 million in 2001 to $3.3 million in 2002.

Operating income as a percentage of net sales increased from 0.4% in 2001 to 1.0% in 2002, primarily due to improved margins.

Flat Rolled.  Net sales decreased $78.2 million, or 14.4%, from $543.8 million in 2001 to $465.6 million in 2002. The decrease in net sales is principally due to unit volume decline.  Material shipments decreased 18.5% in 2002 compared to 2001. Average realized sales prices increased by 5.0% in 2002 as compared to 2001.  Operating costs and expenses decreased $73.9 million, or 13.9%, from $532.9 million in 2001 to $459.0 million in 2002. Operating costs and expenses as a percentage of net sales increased from 98.0% in 2001 to 98.6% in 2002 as a result of the lower sales level. On a unit volume basis, operating costs and expenses increased by 5.6% primarily due to the lower sales level and the inherent fixed costs.  Operating income decreased by $4.3 million, or 39.4%, from $10.9 million in 2001 to $6.6 million in 2002.  Operating income as a percentage of net sales decreased from 2.0% in 2001 to 1.4% in 2002.

Building Products.  Net sales increased $5.4 million, or 3.6%, from $150.7 million in 2001 to $156.1 million in 2002.  The increase in net sales is attributable to the increased demand for our manufactured products.  Operating costs and expenses increased $0.8 million, or 0.6%, from $145.3 million in 2001 to $146.1 million in 2002. Operating costs and expenses as a percentage of net sales decreased from 96.4% in 2001 to 93.6% in 2002.  This percentage decrease was due to improved margins.  Operating income increased by $4.6 million, or 85.2%, from $5.4 million in 2001 to $10.0 million in 2002.  This increase was principally due to improved margins.  Operating income as a percentage of net sales increased from 3.6% in 2001 to 6.4% in 2002.

Corporate and other.  This category reflects certain administrative costs, asset impairments and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Exclusive of the asset impairments and integration credit of $384.0 million and $(0.2), respectively, the operating loss decreased by $0.2 million from $23.3 million in 2001 to $23.1 million in 2002.

Segment Results — Years Ended December 31, 2001 Compared to 2000

Plates and Shapes.  Net sales decreased $177.8 million, or 24.2%, from $736.2 million in 2000 to $558.4 million in 2001.  The decrease in net sales is due to unit volume decline.  Material shipments decreased 17.7% in 2001 compared to 2000.  Average realized sales prices declined by 7.8% in 2001 as compared to 2000.  Operating costs and expenses decreased $142.3 million, or 20.4%, from $698.4 million in 2000 to $556.1 million in 2001.  Operating costs and expenses as a percentage of net sales increased from 94.9% in 2000 to 99.6% in 2001 primarily due to the decline in net sales.  On a unit volume basis, operating costs per ton declined 3.3% primarily due to closing higher cost facilities.  Operating income decreased by $35.5 million, or 93.9%, from $37.8 million in 2000 to $2.3 million in 2001.  Operating income as a percentage of net sales decreased from 5.1% in 2000 to 0.4% in 2001, primarily due to lower shipments and lower average realized sales prices.

Flat Rolled.  Net sales decreased $155.6 million, or 22.2%, from $699.4 million in 2000 to $543.8 million in 2001. The decrease in net sales is principally due to unit volume decline.  Material shipments decreased 20.9% in 2001 compared to 2000. Average realized sales prices declined by 1.7% in 2001 as compared to 2000.  Operating costs and expenses decreased $145.4 million, or 21.4%, from $678.3 million in 2000 to $532.9 million in 2001.  Operating costs and expenses as a percentage of net sales increased from 97.0% in 2000 to 98.0% in 2001 as a result of the decline in net sales.  On a unit volume basis, operating costs and expenses declined by 0.7% primarily due to reduced number of personnel.  Operating income decreased by $10.2 million, or 48.3%, from $21.1 million in 2000 to $10.9 million in 2001.  Operating income as a percentage of net sales decreased from 3.0% in 2000 to 2.0% in 2001, primarily due to lower shipments and lower average realized sales prices.

Building Products.  Net sales decreased $19.5 million, or 11.5%, from $170.2 million in 2000 to $150.7 million in 2001.  The decrease in net sales is attributable to the decreased demand for our manufactured products.  Operating costs and expenses decreased $14.9 million, or 9.3%, from $160.2 million in 2000 to $145.3 million in 2001.  Operating costs and expenses as a percentage of net sales increased from 94.1% in 2000 to 96.4% in 2001.  This percentage increase was due to spreading fixed operating costs over a lower volume of net sales.  Operating income decreased by $4.6 million, or 46.0%, from $10.0 million in 2000 to $5.4 million in 2001.  This decrease was principally due to the decline in net sales.  Operating income as a percentage of net sales decreased from 5.9% in 2000 to 3.6% in 2001.

Corporate and other.  This category reflects certain administrative costs, asset impairments and expenses management has not allocated to its industry segments.  The negative net sales amount represents the elimination of intercompany sales.  Operating loss increased by $392.6 million from $14.7 million in 2000 to $407.3 million in 2001.  This increase was principally due to asset impairments of $386.1 million, which included $288.7 million related to goodwill, $87.3 million related to property and equipment and $10.1 million related to accruals for expected personnel and facility costs associated with the disposition of operations held for sale.  The goodwill impairment charge by segment included $176.9 million for Plates and Shapes, $54.0 million for Flat Rolled and $57.8 million for Building Products.  The property and equipment impairment charge by segment included $34.8 million for Plates and Shapes and $52.5 million for Flat Rolled.

Liquidity and Capital Resources

The primary source of liquidity is our working capital. The two primary components of working capital are accounts receivable and inventory.  We supplement working capital requirements as needed with borrowings under our New Credit Facility.  Generally, accounts receivables are collected within 45 to 60 days from invoice date and our inventory “turns” about four times per year.  At December 31, 2002, we had available cash of $6.3 million and working capital of $313.5 million, including $19.5 million of net assets related to the operations held for sale.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 40.5% at December 31, 2002; which we believe places our Company in a similar financial position as our peers.  At December 31, 2001, we had available cash of $72.4 million and working capital of $235.9 million, excluding $52.7 million of pre-petition liabilities that were subject to compromise related to the operations held for sale.  Additionally, our borrowing availability at December 31, 2002 was $70.9 million.  Borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At March 21, 2003, we had $111.1 million drawn and an additional borrowing availability of $66.9 million.

The cash balance at December 31, 2001 was abnormally high and existed principally because we were operating without the benefit of a financing agreement at the time.  Our working capital and liquidity has improved substantially at year-end 2002 compared to 2001.  The principal reasons for this are the conversion of substantially all pre-petition unsecured liabilities to equity pursuant to the Reorganization Plan and the cash generation efforts undertaken during the bankruptcy proceedings. These efforts were primarily centered on application of proceeds from reduced working capital requirements for accounts receivables and inventories which was necessitated by the slowing of the U.S. economy, net proceeds from the sale of underperforming or non-core assets and tax refund receipts.  Collectively, these activities allowed us to reduce bank debt by $165.6 million.

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8 - “Financial Statements and Supplementary Data.”  During the two-month period ended December 31, 2002, net cash provided by continuing operating activities was $8.7 million that was primarily due from a continued contraction of our working capital requirements, as the U.S. economy continued to soften.  During the ten-months ended October 31, 2002 cash used in continuing operations was $27.5 million.  This use of cash was principally to fund bankruptcy related reorganization expenses and interest.  Net cash provided by continuing operating activities was $135.5 million for 2001 and consisted primarily from lower working capital of $141.6 million.  The net cash provided by discontinued operations for all periods presented was primarily attributable to the liquidation of working capital.

Net cash provided by investing activities for the two-month period ended December 31, 2002 was $6.4 million and for the ten-months ended October 31, 2002 was $80.2 million, these were attributable to the sale of underperforming or non-core assets.  During 2001 and 2002, capital expenditures were severely limited as we strove to reduce bank indebtedness.  Net cash used in investing activities was $109.3 million for 2001 and consisted of the repurchase of securitized receivables of $100.0 million and the purchase of assets of $16.3 million, partially offset by other investing of $7.0 million.

Net cash used in financing activities for the two-month period ended December 31, 2002 was $33.7 million and for the ten-months ended October 31, 2002 was $141.9 million; consisting primarily of repayments of debt.   Net cash used in financing activities was $2.6 million for 2001.

Investing Activities

On April 5, 2002, we announced planned divestitures of 11 additional business units that subsequently resulted in a significant downsizing of our Company.  These divestitures were a part of our Reorganization Plan. These divestitures, along with previously announced divestitures, generated net proceeds of approximately $90.0 million during 2002.  The proceeds from the sale of these assets were used to reduce amounts outstanding under our credit facilities.  These divestitures represented $216.7 million of our revenues and $0.5 million of operating loss for the year ended December 31, 2002.

Financing Activities

On October 31, 2002, we executed our New Credit Facility with a group of lenders.  The New Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The DIP Financing was retired with borrowings under the New Credit Facility.  The New Credit Facility provides for a revolving credit facility providing up to $200.0 million in borrowings and is secured by all of our receivables, inventories, and intangible property.  Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 million in the aggregate; however, our property and equipment are not pledged as security for the loan.

The New Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the New Credit Facility and varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The base and LIBOR rates were 4.75% and 1.34% as of March 21, 2003.

The New Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The New Credit Facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability (the applicable advance rate on eligible receivables and inventories, less outstanding borrowings and letters of credit) is $20.0 million or greater, we do not have to maintain a minimum Fixed Charge Coverage Ratio.  Should availability fall below $20.0 million, we must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  We were in compliance with all covenants as of December 31, 2002 and March 21, 2003.  In connection with the establishment of the New Credit Facility, we incurred fees and expenses of approximately $2.1 million, which are being amortized over the three-year term of the facility.

On January 2, 2002, we executed our DIP Financing with Bank of America and PNC Bank in the amount of $350.0 million.  On July 22, 2002, we amended our DIP Financing agreement reducing the maximum permitted borrowings to $275.0 million.  The facility was composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bore interest at the bank’s prime rate plus an applicable margin of 2%, had an eighteen-month term with two three-month extensions and was collateralized by all of the Company’s accounts receivable, inventory, equipment and real estate.  The lending formula was 85% of eligible accounts receivable and up to 60% of eligible inventory. In addition, there were two sublimit loans in the amount of $31.0 million on equipment and $30.0 million on real estate.  The $31.0 million equipment loan was amortized at $0.5 million per month with additional amounts paid with proceeds from asset divestitures.  Proceeds from a federal income tax refund in the amount of $23.7 million and net proceeds from asset sales were used to retire the equipment sublimit during 2002.  A commitment fee was payable on any unused portion of the DIP Financing.  A letter of credit fee was payable for each letter of credit or credit support provided by the lenders. Borrowings were used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2002.

We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.  Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2003	2004	2005	2006	2007	Beyond
	(In millions)
New Credit Facility	$112.6	$—	$—	$112.6	$—	$—	$—
Mortgage Note	7.4	0.3	0.3	0.3	0.3	6.2	—
Letters of credit supporting IRBs	7.9	7.9	—	—	—	—	—
Capital lease obligations	0.8	0.1	0.1	—	0.1	0.1	0.4
Other letters of credit	14.9	14.9	—	—	—	—	—
Operating lease obligations	80.8	12.7	10.7	8.8	7.7	6.6	34.3

Industry Trends

The steel industry has declined substantially over the last three years.  During the past year, prices for certain steel products in the U.S. reached a 20-year low and 32 steel producers have filed for bankruptcy protection over the last five years.  Effective March 20, 2002, increased tariffs of between 8% and 30% were imposed on most imported steel.  The purpose of these increases was to assist the financially troubled U.S. steel industry.  These increased tariffs are intended primarily for the benefit of steel producers.  Our Company does not produce any steel; however, historically service centers like the Company generally have benefited from rising steel prices.  Subsequent to implementation of the tariffs, steel prices have increased.  During the initial period in which prices were rising, we had to fund the purchase of higher cost material as the lower cost material was sold.  This negative impact on cash flow continued until prices stabilized during the second quarter of 2002, and was offset by higher sales prices from sales of then-existing inventory during that period.

The tariffs did not apply to a number of products sold by our Plates and Shapes Group.  For example, the recommendations for protection of the domestic steel industry did not include any tariff protection for wide-flange beams, which is one of the principal products sold by our Plates and Shapes Product Group.  Steel prices relating to products sold by our Plates and Shapes Group did not experience dramatic price increases as was seen in the flat rolled steel markets during 2002.  On the contrary, the absence of a significant tariff impact plus the weakening domestic construction and fabrication industry has led to further price erosion across most product lines.

During the later stages of the quarter ended December 31, 2002, revenue-producing activities weakened as construction activity slowed.  Our Flat Rolled Group and Plates and Shapes Group each has experienced weak demand for its products due to a slowdown in the construction and manufacturing industries.  This weak demand could adversely affect our revenues.  We expect this trend to continue throughout 2003.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Accounting for Goodwill and Other Intangible Assets.  SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred.  SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules.  SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income.  We adopted SFAS 142 on January 1, 2002.  Due to the write-off of all goodwill as of December 31, 2001, SFAS 142 did not have any impact on our financial statements during 2002.  SFAS 142 requires pro forma presentation.  However, due to the write-off of all goodwill as of December 31, 2001, no pro forma information has been presented.  The goodwill amortization for the year ended December 31, 2001 was $7.2 million.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets.  SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002.  Beginning in the second quarter of 2002, we reported the divestitures announced on April 5, 2002 as discontinued operations.  As a result of executing these divestitures, we recorded asset impairments of $3.0 million during 2002, such amount representing the difference between the sales price and the carrying value of the divested assets.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections.  SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations.  The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged.  However, we were required to adopt upon emergence from bankruptcy the application of “Fresh-Start Reporting” as specified by SOP 90-7.  Upon emergence from bankruptcy, any gains on debt forgiveness will be reported in continuing operations.  All previously reported amounts have been reclassified.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  However, we were required to adopt upon emergence from bankruptcy the application of “Fresh-Start Reporting” as specified by SOP 90-7.  We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS 148 amends SFAS 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results.  The provisions of SFAS 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The adoption of SFAS 148 did not have any impact on our results of operations or financial position in 2002.

Factors Which May Affect Future Operating Results

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are including this section in our Annual Report on Form 10-K in order to do so.  Factors that could cause our actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following:

Recent emergence from Chapter 11 Reorganization and history of recent losses.  We sought protection under Chapter 11 of the Bankruptcy Code in November 2001.  Exclusive of the “Fresh-Start Reporting” and reorganization adjustments, we incurred net losses of $29.6 million and $409.1 million during the ten-month period ended October 31, 2002 and the fiscal year ended December 31, 2001, respectively.  After the Effective Date, we also incurred a net loss of $3.3 million for the two-month period ended December 31, 2002.  Our equity ownership, Board of Directors and a portion of our senior management was replaced in connection with our reorganization.  While our current senior management has concentrated on reformulating and refining our business strategy, there can be no assurance that we will attain profitability or achieve growth in our operating performance.

Substantial debt obligations.  Even after our emergence from bankruptcy, our long–term debt was $127.4 million as of December 31, 2002, including $112.6 million under the New Credit Facility.  We continue to be particularly susceptible to adverse changes in our industry, the economy and the financial markets. In addition, our ability to obtain additional debt financing or to engage in other business activities that may be in our interest may be limited by restrictive operating and financial covenants under the terms of the New Credit Facility and any other debt instruments. Those limits on financing may restrict our ability to service our debt obligations or finance future operations, potential acquisitions or other capital needs through additional debt financing if cash flow from operations is insufficient to service such obligations.  Because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage.  In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Limited liquidity.  We are currently funding our liquidity needs out of operating cash flow and from borrowings under the New Credit Facility.  We believe our current liquidity is sufficient to meet our operating and capital expenditure requirements during 2003.  No assurances can be given that our existing sources of liquidity will be adequate to fund future liquidity needs, if additional sources of liquidity become necessary, that they would be available to us or adequate. Any liquidity shortages would likely have a material adverse effect on our business and financial condition.

Historical financial information not comparable to current financial condition and results of operations.  As a result of our emergence from bankruptcy, we are operating our business under a new capital structure.  We were subject to “Fresh-Start Reporting” and our balance sheet as of December 31, 2002 reflects the application of these rules.  Accordingly, the financial information of our Company as of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002.  This is primarily due to the reduction in the carrying values of our property and equipment which were reduced to zero as a result of the reduced values attributable to the Common Stock based upon the estimated enterprise value for our Company as described in the disclosure statement filed with the Reorganization Plan.

Negative impact of reorganization on some of our relationships with customers, suppliers and employees.  The effect, if any, which our Chapter 11 Proceedings and the Reorganization Plan may have upon the continued operations of our Company cannot be accurately predicted or quantified.  Our recent emergence from bankruptcy may adversely affect our ability to negotiate favorable terms with suppliers and may also adversely affect our ability to retain existing customers, and to obtain new customers.  Failure to obtain favorable terms from suppliers, to retain existing customers or to obtain new customers may harm our business, financial condition and results of operations.

Economic downturn.  Our metal service center and distribution business has been impacted by decreasing volumes and declining prices starting in 2000 and continuing through the first quarter of 2003, due to softening demand from customers in the cyclical downturn in the U.S. economy.  If weakness in product demand continues and volumes and pricing remain low, reduced sales could continue to materially adversely affect operating results.  With respect to our Building Products Group, housing starts have recently declined from a record high, yet remain at historically high levels.  The strong housing market has been driven by low mortgage rates.  There can be no assurance that low mortgage rates will continue.  In addition, adverse changes in mortgage rates and consumer confidence could materially affect our Building Products Group revenues and profits.

Possible impact on varying metals prices.  The principal raw materials used by us are steel, aluminum and various specialty metals.  The metals industry as a whole is cyclical, and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, adversely affect our net sales, operating margin and net income.  Our service centers maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based on information derived from customers, market conditions, historic usage and industry research.  Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price purchase contracts.  During periods of rising raw materials pricing, there can be no assurance we will be able to pass any portion of such increases on to customers.  When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, lower margins.  Changing metal prices could adversely affect our gross profit margin and operating income.

Fluctuations in demand.  Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control.  No assurance can be given that we will be able to increase or maintain our level of sales in periods of economic stagnation or downturn.

Competition.  We are engaged in a highly fragmented and competitive industry.  We  compete with a large number of other value-added metals processors/service centers on a regional and local basis, some of which may have greater financial resources than us.  We also compete to a lesser extent with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals.  Increased competition could have a material adverse effect on our net sales and profitability.

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

Although no environmental claims have been made against the Company and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.  If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage.  We have obtained limited indemnities from the former stockholders of the acquired companies whose facilities are located at or near contaminated sites.   The limited indemnities are subject to certain

deductible amounts, however, and there can be no assurance that these limited indemnities will protect us to any extent.

Reliance on key personnel.  Most of our senior management at certain of our subsidiary operations is generally comprised of former owners who received Old Common Stock and committed to stay with their operations after acquisition.  As a result of the implementation of the Reorganization Plan, substantially all of these individuals have suffered significant losses in our Old Common Stock and have lower incomes than they averaged when they owned their former businesses.  These former owners have non-competition obligations that expire on the fifth anniversary of their date of acquisition.  Substantially all of these agreements will expire by the end of the second quarter of 2003, and all of these obligations will expire by 2004.  Further, as a result of the implementation of the Reorganization Plan, the former owners are no longer significant stockholders in our Company.  Where desired, there is no assurance that we will be able to retain these individuals or find suitable replacements in a timely manner if such individuals leave the Company.  The failure to retain or replace such management within a reasonable period of time could negatively impact results from operations at such locations.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to our New Credit Facility.  All of the credit facilities were subject to variable interest rates as of December 31, 2002 and 2001, respectively.  Accordingly, we are subject to interest rate risks on the New Credit Facility.  Outstanding borrowings under the New Credit Facility were $112.6 million as of December 31, 2002.  Assuming a 1% change in the interest rate on the New Credit Facility, our annual interest expense would increase by $1.1 million.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of our Company are set forth at pages F-1 through F-24 inclusive, found at the end of this report, as set forth in the index thereto included under Item 15.  “Exhibits, Financial Statement Schedules, and Reports on Form 8-K,” and are incorporated herein by reference.

Selected unaudited quarterly financial information for the years ended December 31, 2002, and 2001 is as follows:

	Three Months Ended
	March 31(3)	June 30	Sept 30	Dec 31(4)
Successor Company(1):
2002:
Net sales	$—	$—	$—	$126.2
Gross profit	—	—	—	28.9
Operating income (loss)	—	—	—	(0.7)
Income (loss) from continuing operations	—	—	—	(2.1)
Income (loss) per share – basic and diluted	—	—	—	(0.16)

Predecessor Company(2):
2002:
Net sales	$240.2	$244.1	$234.4	$98.8
Gross profit	58.2	60.4	57.4	12.3
Operating income (loss)	(1.8)	2.8	7.4	(10.7)
Income (loss) from continuing operations	(7.7)	(6.7)	(4.0)	69.3
Income (loss) per share – basic and diluted	(0.19)	(0.20)	(0.14)	1.94
2001:
Net sales	$325.5	$314.8	$292.7	$289.0
Gross profit	74.9	76.2	66.9	64.5
Operating income (loss)	0.9	6.5	(87.4)	(308.7)
Income (loss) from continuing operations	(9.3)	(4.4)	(83.1)	(310.5)
Income (loss) per share — basic and diluted	(0.33)	(0.14)	(2.34)	(8.40)

(1)   For the period November 1, 2002 through December 31, 2002.

(2)   For the period January 1, 2001 through October 31, 2002.

(3)   Amounts for the quarter ended March 31 do not agree with amounts previously reported due to the adoption of SFAS 144.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements.”

(4)   For the fourth fiscal quarter of 2002, includes only two months of results for the Successor Company and one month of results for the Predecessor Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The appointment of Deloitte & Touche LLP, to serve as the Company’s independent public accountants was previously reported in the Company’s Current Report on Form 8-K dated June 21, 2002.

PART  III

Item 10.  Directors and Executive Officers of the Registrant

Under the terms of the Reorganization Plan, effective October 31, 2002, all members of the Predecessor Company's Board of Directors resigned and were replaced by the following six new members appointed by the Creditors Committee: Daniel W. Dienst, Eugene I. Davis, John T. DiLacqua, Jr., Jack G. Leckie, Gerald E. Morris and Charles P. Sanida.  The new Board of Directors named Daniel W. Dienst as the Chairman of the Board, replacing J. Michael Kirksey.  Under our Amended and Restated By-laws and the Restated Certificate of Incorporation, each member of the new Board of Directors shall serve until the earlier of (i) the death or resignation of such director or (ii) the first annual meeting of stockholders after the Effective Date.  Under the Amended and Restated By-laws and under the terms of the Reorganization Plan, our Company is not required to hold an annual meeting of stockholders until up to thirteen months after the Effective Date, such date being November 30, 2003.

Also effective November 1, 2002, Mr. Kirksey resigned from his position as Chief Executive Officer and President of the Company.  In addition, as of the same date, Lester G. Peterson resigned from his position as Senior Vice President of Corporate Development and President of the Plates and Shapes Group.  The new Board of Directors created the Office of the Chairman and appointed two of its members, Daniel W. Dienst and Eugene I. Davis, to act as Chairman and Member, respectively, and to assume the duties of the President and chief executive officer until a successor was selected.  In addition, William R. Bennett, who was originally designated as a Director, was appointed by the new Board of Directors as Senior Vice President and President of the Plates and Shapes Group.

Effective February 24, 2003, our Board of Directors named C. Lourenço Gonçalves as the new President and Chief Executive Officer and elected Mr. Gonçalves as the seventh and final member of the Board of Directors.

The new Board of Directors and executive officers of our Company and the respective ages thereof are summarized in the following table.  Except as otherwise indicated, each such person has held his present principal occupation for the past five years and references to executive offices held are with our Company.

Name	Age	Principal Position

Daniel W. Dienst	37	Chairman of the Board of Directors and Director
C. Lourenço Gonçalves	45	Chief Executive Officer, President and Director
Eugene I. Davis	47	Director
John T. DiLacqua, Jr.	50	Director
Jack G. Leckie	65	Director
Gerald E. Morris	70	Director
Charles P. Sanida	65	Director
William R. Bennett	56	Senior Vice President, President – Plates and Shapes Group
Craig R. Doveala	50	Senior Vice President, President – Flat Rolled Group
Edward L. Thompson	60	Senior Vice President, President – Building Products Group
John A. Hageman	48	Senior Vice President, General Counsel and Chief Administrative Officer
Terry L. Freeman	52	Senior Vice President and Chief Financial Officer

Daniel W. Dienst, became a Director on October 31, 2002 and was elected Chairman and Co-President and chief executive officer of our Company on November 1, 2002.  Mr. Dienst remained as Co-President and chief executive officer until February 24, 2003.  Mr. Dienst serves as a Managing Director of the Corporate and Leveraged Finance Group of CIBC World Markets Group, a diversified global financial services firm, a position he has held since May 2000. From January 1999 through April 2000, Mr. Dienst held various positions within CIBC, including Executive Director of the High Yield/Financial Restructuring Group.  From October 1995 to March 1998, Mr. Dienst served in various capacities with Jefferies & Company, Inc., most recently as its Vice President, Corporate Finance/Restructurings.  Mr. Dienst has also served on the board of directors of Metal Management, Inc. since 2001 and will assume the role as Chairman of the Board effective April 1, 2003.

C. Lourenço Gonçalves  became President, Chief Executive Officer and a Director of our Company effective February 24, 2003.  Mr. Gonçalves, most recently served as President and Chief Executive Officer of California Steel Industries, Inc., a position he held since 1998.  From 1981 to 1998 he was employed by Companhia Siderurgica Nacional, the largest steel company in Brazil, where he held positions as a managing director, general superintendent of Volta Redonda Works, hot rolling general manager, cold rolling and coated products general manager, hot strip mill superintendent, continous casting superintendent and quality control manager.  Mr. Gonçalves is a metallurgical engineer with a masters degree from the Federal University of Minas Gerais State and a bachelor’s degree from the Military Institute of Engineering in Rio de Janeiro, Brazil.  Mr. Gonçalves has also been elected to the Board of Directors, filling the seventh and final board position.

Eugene I. Davis, became a Director on October 31, 2002 and was elected Co-President and chief executive officer of our Company on November 1, 2003.  Mr. Davis remained as Co-President and chief executive officer until February 24, 2003.  Mr. Davis has served as the chairman and CEO of Pirinate Consulting Group, L.L.C. since 1999.  Mr. Davis has also served as chairman and CEO of RBX Industries, Inc., a manufacturer and distributor of foam products, since September 2001, and served as its chief restructuring officer from January 2001 to September 2001. Mr. Davis has served on the CFN Liquidating Trust Committee for the former Contifinancial Corporation and its affiliates since April 2001.  Mr. Davis also currently serves as a director for Anchor Glass Container Corporation, CD Warehouse, Inc., Elder-Beerman Stores, Inc., Eagle Geophysical, Inc., Coho Energy, Inc., Murdock Communications Corporation, Phonetel Technologies, Inc., PPM America Special Investment Funds, and Tipperary Corporation, and serves on the board of trustees of Green Brook Country Club.

John T. DiLacqua, Jr., became a Director of our Company on October 31, 2002.  Mr. DiLacqua has served as the president, CEO and director of Envirosource, Inc since 1999.  From 1997 to 1998, Mr. DiLacqua served as president of the U.S. Ferrous Division of Philip Services.  Mr. DiLacqua served as president of the Luria Brothers Division of Connell Limited Partnership, one of the largest companies in the ferrous scrap recycling industry, from 1994 to 1997, and served as vice president of finance and administration of Luria Brothers from 1990 to 1994.  Mr. DiLacqua has also served on the board of directors of Metal Management, Inc. and Russell-Stanley since 2001.

Jack G. Leckie, became a Director of our Company on October 31, 2002.  Mr. Leckie currently serves as a publicly-elected supervisor for the Dunes Community Development District and as a principal of Tourguidemike LLC.  Mr. Leckie formerly served for 41 years with Alcoa, Inc., including the positions of president of Tifton Aluminum Company and Executive Vice President of Alcoa Extruded Construction Products.  Mr. Leckie is Chairman of our Compensation Committee.

Gerald E. Morris, became a Director of our Company on October 31, 2002.  Mr. Morris currently serves as the president and CEO of Intalite International N.V. (“Intalite”), a diversified holding company with investments primarily in the metals fabrication industry.  Mr. Morris also serves as a director and as chairman of the audit committee of Beacon Trust Company.  Mr. Morris previously served as chairman of the board of directors of Allmet Building Products, which was ultimately sold to the Company.  Mr. Morris has previously served as a director of Rexel, Inc. and Tivoli Industries, Inc., and as trustee of the Blanchard Group of Funds.  Mr. Morris is a certified public accountant and Chairman of our Audit Committee.

Charles P. Sanida became a Director of our Company on October 31, 2002.  Mr. Sanida is the President and CEO of Carlisle, Inc, a plant operations and management consulting firm.  He has been in this position since May 2002.  Mr. Sanida was in the steel industry with several major steel corporations for 42 years.  He has been involved in all aspects of the industry including steel production, product manufacture, sales, marketing and distribution.  From 1989 until April of 2002, Mr. Sanida held various senior management positions within IPSCO, Inc. and/or IPSCO Steel Inc., including President, Executive Vice President and Chief Operating Officer, Senior Vice President and Chief Technology Officer, and chairman of several subsidiaries.

William R. Bennett, became Senior Vice President of the Company on October 31, 2002 and is responsible for the operations of the Company's Plates and Shapes Group.  Mr. Bennett served as President, CEO and COO of Levinson Steel Company from 1991 until 1998. After the sale of Levinson Steel Company to our Company, Mr. Bennett remained its president until 1999. From 1971 until 1987, Mr. Bennett served in various capacities at DuBose Steel, Inc., a private steel company, including serving as its CEO from 1983 to 1988.

Craig R. Doveala, became a Senior Vice President of our Company in July 1997 and is responsible for the operations of the Company’s Flat Rolled Group.  Mr. Doveala was the CEO of one of our original founding subsidiaries from 1997 to 2000 and was its President from 1990 to 1997.

Edward L. Thompson, became a Senior Vice President of our Company in May 2001 and is responsible for the operations of the Company’s Building Products Group.  Since 1995, he served as President of Allmet Building Products, Inc., which was acquired by our Company in October 1999.

John A. Hageman, became Chief Administrative Officer in January 2003 and has been Senior Vice President, General Counsel and Secretary of our Company since April 1997.  From July 1987 through March 1997, Mr. Hageman was Senior Vice President of Legal Affairs, General Counsel and Secretary of Physician Corporation of America, a publicly traded health maintenance organization.

Terry L. Freeman, served as our principal financial officer from September 2000, with the title of Senior Vice President, Treasurer and Chief Accounting Officer and was appointed Senior Vice President and Chief Financial Officer of our Company in January 2003.  From April 1997 to September 2000, Mr. Freeman served as Vice President and Corporate Controller of our Company.  From June 1990 to March 1997, Mr. Freeman held various financial management positions, lastly as Corporate Controller with MAXXAM, Inc., a publicly traded aluminum, forest products and real estate development company.

Messrs. Doveala, Thompson, Hageman and Freeman served as executive officers of our Company during its Chapter 11 Proceedings.  No family relationships exist between any executive officers or directors of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 rquires our directors, executive officers and persons beneficially owning more than 10% of our Common Stock to file with the SEC and any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted (i) initial reports of ownership, (ii) reports of changes in ownership and (iii) annual reports of ownership of

Common Stock and other equity securities of our Company.  Such directors, executive officers and greater than 10% beneficial owners are also required to furnish our Company with copies of all such filed reports.

Based solely upon review of the copies of such reports furnished to our Company and written representations that no other reports were required during 2002, we believe that, except as specified below, all Section 16(a) reporting requirements related to our directors, executive officers and 10% beneficial owners were timely fulfilled during 2002 to the extent issuances of shares of Common Stock or Warrants to Messrs. Doveala, Freeman, Hageman, Kirksey, Peterson and Thompson pursuant to the Reorganization Plan constitute reclassifications exempt from Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 16b-7 under the Exchange Act.  To the extent such issuances are not so exempt, such issuances would have been required to be reported on a Form 4 within 2 business days after October 31, 2002.  In addition, Mr. Freeman, who was first elected Chief Financial Officer on January 21, 2003, did not file on a timely basis a Form 3 on becoming an officer and four Form 4s respecting four stock option grants in years prior to 2002; and Mr. Thompson did not timely file a Form 3 on becoming an officer of our Company.  We are required to report Mr. Singer, a former executive officer terminated in 2002, as having failed to file timely an annual report of ownership on Form 5 for 2002 because we received from Mr. Singer neither a Form 5 within three days of the required filing date nor a written representation that no Form 5 filing was necessary.

Item 11.  Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to (i) any person who served as chief executive officer of our Company at any time during 2002, (ii) the four most highly compensated executive officers (other than chief executive officer) in 2002 who were executive officers on December 31, 2002, and (iii) one additional former executive officers who was among our four most highly compensated executive officers (other than chief executive officer) in 2002 but was not an executive officer on December 31, 2002 (collectively, “Named Executive Officers”) for services rendered in all capacities to our Company for fiscal years ended December 31, 2002, 2001 and 2000.

	Annual Compensation				Long-Term Compensation
	Year	Salary	Bonus(4)	Other(5)	Restricted Stock Awards	Number of Options Granted(6)	All Other Compensation (7)

Daniel W. Dienst(1)	2002	$—	$—	$75,000	—	—	$—
Former Co-President	2001	$—	$—	$—	—	—	$—
	2000	$—	$—	$—	—	—	$—

Eugene I. Davis(1)	2002	$—	$—	$55,000	—	—	$—
Former Co-President	2001	$—	$—	$—	—	—	$—
	2000	$—	$—	$—	—	—	$—

J. Michael Kirksey(2)	2002	$297,667	$19,182	$360,000	—	—	$66,006
Former Chief	2001	$345,533	$37,500	$—	—	150,000	$5,478
Executive Officer	2000	$303,000	$37,500	$—	—	—	$5,718

Lester G. Peterson(3)	2002	$253,600	$12,921	$300,000	—	—	$73,929
Senior Vice President	2001	$239,740	$—	$—	—	100,000	$5,100
	2000	$213,546	$—	$—	—	—	$11,790

Craig R. Doveala	2002	$318,865	$30,008	$225,000	—	—	$56,692
Senior Vice President	2001	$280,697	$58,842	$—	—	100,000	$8,438
	2000	$244,346	$46,875	$—	—	—	$—

Edward L. Thompson	2002	$248,352	$41,696	$180,000	—	—	$53,832
Senior Vice President	2001	$253,529	$—	$—	—	—	$4,980
	2000	$222,221	$8,750	$—	—	—	$480

John A. Hageman	2002	$232,200	$15,407	$168,750	—	—	$33,495
Senior Vice President	2001	$226,293	$20,000	$—	—	100,000	$7,200
	2000	$205,845	$30,000	$—	—	—	$12,465

Terry L. Freeman	2002	$207,200	$14,213	$150,000	—	—	$28,207
Senior Vice President	2001	$201,413	$12,750	$—	—	15,000	$4,545
	2000	$160,063	$25,000	$—	—	—	$4,500

(1)           Appointed Co-President and chief executive officer on November 1, 2002 and remained in such position until February 24, 2003.  Mr. Dienst and Mr. Davis were paid a quarterly consulting fee of $75,000 and $55,000 respectively, for the fourth quarter of 2002 and like amounts for the first fiscal quarter of 2003 in respect of their service as Co-President and chief executive officer.

(2)           Resigned as Chief Executive Officer and President effective November 1, 2002.

(3)           Resigned as Senior Vice President and President of the Plates and Shapes Group effective November 1, 2002.

(4)           Includes the cash portion of the 2001 bonus that was paid in 2002.

(5)           Other includes consulting fees paid to Messrs. Dienst and Davis in 2002, payments under the key employee retention plan that was approved by the Bankruptcy Court on June 2, 2002 and the severance payments made to Messrs. Kirksey and Peterson in 2002.

(6)           All options that were previously granted have been terminated as a part of the Reorganization Plan.  No options have been granted under the 2002 Incentive Plan to the Named Executive Officers.  See “Employment Agreements” below for grants made in 2003.

(7)           Includes the sums of the values of (a) Company contributions to its 401(k) plans, (b) premiums paid by our Company for term life insurance for the benefit of the insured and (c) a non-cash payment representing an allowed unsecured claim in full satisfaction of that portion of the 2001 bonus plan which was earned before the bankruptcy petition date November 14, 2001, such amounts to be paid in Common Stock in 2003.  The amounts described in clauses (a), (b) and (c) above for each of the Named Executive Officers on the 2002 line are set forth below:

Name	(a)	(b)	(c)
J. Michael Kirksey	$—	$1,188	$64,818
Lester G. Peterson	—	—	73,929
Craig R. Doveala	—	—	56,692
Edward L. Thompson	—	528	53,304
John A. Hageman	—	2,665	30,830
Terry L. Freeman	—	1,320	26,887

By order of the Bankruptcy Court on June 2, 2002, the key employee retention plan (the “KERP”) was approved.  The KERP covered two groups of employees: (a) up to seven corporate executives (the “Group 1 Employees”) and (b) 140 other key managerial and operational employees.  Messrs. Kirksey, Doveala, Peterson, Thompson, Hageman and Freeman each received compensation as Group 1 Employees under the KERP.

The Group 1 Employees were entitled to receive: (a) cash payments equal to 25% of their current annual base salary payable upon termination of employment or approval by the Bankruptcy Court of the disclosure statement; (b) cash payments ranging from 0% to 25% of their current annual base salary depending on the timing of the Effective Date (emergence from bankruptcy); (c) cash payments equal to 25% of their current annual base salary payable on the Effective Date if our Company has met or exceeded its projected 12-month trailing consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”); and (d) compensation in the form of Common Stock payable 75 days after the Effective Date in an amount equal to one-half percent of their current annual salary for each percentage in excess of a 50% recovery to the holders of general unsecured claims.  Pursuant to the terms of the KERP, the Group 1 Employees received the following aggregate amounts: $403,750 under the provision described in clause (a) above; $403,750 based on 25% of their annual base salaries under the provision described in clause (b) above; and $403,750 under the provision described in clause (c) above.  All of such amounts paid under the KERP with respect to each Group 1 Employee are included in the above

Compensation Table under “Other” for 2002.  We have not yet issued Common Stock to the Group 1 Employees under the provision described in clause (d) above, which is to be paid in the amount of 1.25% of such executive’s current annual salary on the basis of a 52.5% recovery to holders of general unsecured claims under the Reorganization Plan.

In connection with their resignations, each of Messrs. Peterson and Kirksey entered into severance agreements with our Company, each dated November 1, 2002.  Under the terms of the KERP and his severance agreement, we were required to pay to Mr. Kirksey (i) $87,500, on November 4, 2002; (ii) six monthly payments of $5,000 beginning on November 15, 2002 as deferred compensation; (iii) reimbursement of payments made by Mr. Kirksey of premiums for COBRA benefits under our healthcare plan for six months from November 1, 2002; and (iv) $87,500 on January 15, 2003.  The amounts paid to Mr. Kirksey under clause (i) and on November 15 and December 15, 2002 under clause (ii) are included under “Other” in the above Compensation Table and amounts under clause (iii) for November and December 2002 were not made until January 2003.  Under the terms of the KERP and his severance agreement, we were required to pay to Mr. Peterson (i) $75,000 on November 4, 2002; (ii) up to $25,000 of Mr. Peterson’s reasonable relocation and home sale expenses; and (iii) reimbursement of payments made by Mr. Peterson of premiums for COBRA benefits under our healthcare plan for six months from November 1, 2002.  The amounts paid to Mr. Peterson under clause (i) are included under “Other,” in the above Compensation Table and amounts under clause (iii) for November and December 2002 were not made until January 2003.

Employment Agreements

We are not a party to any employment agreements with any of our executive officers other than Messrs. Bennett and Goncalves.

Effective November 1, 2002, Mr. Bennett entered into an employment agreement with our Company, providing for an initial annual base salary of $280,000 together with a minimum annual bonus of $70,000 for the calendar years 2003 and 2004.  The employment agreement is for a term of 26 months, and unless terminated or not renewed by our Company or not renewed by Mr. Bennett, the term will continue thereafter for one additional year on the same terms and conditions existing at the time of renewal.  In the event of a termination because of Mr. Bennett’s disability, he will be entitled to receive an amount equal to his base salary for one year or the remainder of the term of the employment agreement, whichever is greater, provided that such amount will be reduced by any disability insurance payments made to Mr. Bennett.  In the event of a termination of employment without cause, Mr. Bennett is entitled to receive in one lump sum the greater of (i) his base salary and bonus for which he is entitled for the remainder of the term of the agreement or (ii) $350,000.  In either case, payment is due in one lump sum on the effective date of termination.  In the event of Mr. Bennett’s death during the term of his employment agreement, then the agreement will immediately terminate, and no severance compensation is required to be paid to his estate.  In the event of a change in control of our Company (defined to include, among other events, sale of more than 50% of the operations of the Plates and Shapes Group), Mr. Bennett is entitled to receive in one lump sum the greater of (i) Mr. Bennett’s base salary and bonus for which he is entitled for the remainder of the term of the agreement or (ii) Mr. Bennett’s total compensation over the 12 months prior to such change in control.  The employment agreement contains a covenant not to compete with our Company for a period of twelve months immediately following termination of employment.

Effective February 24, 2003, Mr. Goncalves entered into an employment agreement with our Company, providing for an initial annual base salary of $375,000 together with a performance bonus as determined annually by the Board in its sole discretion.  The employment agreement is for a term of three years, and unless terminated or not renewed by our Company or not renewed by Mr. Goncalves, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal.  In the event of a termination because of Mr. Goncalves’ disability, he will be entitled to receive an amount equal to his then current salary for one year or the remainder of the term of the employment agreement, whichever is greater; provided that such amount will be reduced by any disability insurance payments made to Mr. Goncalves.  In the event of a termination of employment without cause, Mr. Goncalves will be entitled to receive an amount equal to his then current salary for two years.  In either case, payment is due in one lump sum on the effective date of termination.  In the event of Mr. Goncalves’ death during the term of his employment agreement, then the agreement will immediately terminate, and no severance compensation is required to be paid to his estate.  In the event Mr. Goncalves (x) is terminated without cause within three months prior or twelve months after a change in control of our Company (which is defined to include, among other events, sale of our three product groups) or (y) terminates his employment voluntarily for certain specific reasons, Mr. Goncalves is entitled to receive in one lump sum the greater of (i) the base salary for which he is entitled under the agreement or (ii) two years of his current base salary.  The employment agreement contains a covenant not to compete with our Company for a period of two years immediately following termination of employment.  Under the terms of the employment agreement, Mr. Goncalves is entitled to receive a grant of options from the 2002 Incentive Plan to purchase (a) 100,000 shares of Common Stock at a price of $4.75 per share; (b) 100,000 shares of Common Stock at a price of $9.50 per share; and (c) 100,000 shares at a price of $14.25 per share.  The options granted under the employment agreement have a term of five years and one-third of the options granted at each respective exercise price will vest on each of the first three anniversaries of February 24, 2002.  Mr. Goncalves received a signing bonus of $50,000 in February 2003, and is entitled to the payment of a car allowance of $1,250 per month under the employment agreement.

Previously existing employment agreements with Messrs. Kirksey, Hageman, Freeman, Doveala, Singer, Peterson and Thompson were cancelled and terminated on the Effective Date as further explained in “Certain Relationships and Related Transactions” below.

Director Compensation

Each Director of our Company is paid an annual retainer of $40,000.  Each Director is paid a fee of $2,000 for attendance at each face-to-face meeting of the Board and $1,000 for participation in each Board meeting conducted by telephone conference call.  Each Director who is a member of either the Audit or Compensation Committees receives from our Company an annual payment of $5,000 (or, if a Committee Chairman, $10,000) for each committee on which he serves, and each director also receives $2,000 for each face-to-face committee meeting attended and $1,000 for participation in a committee meeting conducted by telephonic conference, except that (i) if a committee meeting is held the same day as a meeting of the full Board, no fee will be paid for committee meeting participation and (ii) if any Director attends two committee meetings on the same day, such Director is entitled to receive only one attendance or telephone participation fee for both such meetings together with any additional amount that may be approved by the Board of Directors upon request of the Chairman in appropriate circumstances.  Each Director is reimbursed for all expenses relating to attendance at meetings.  We paid aggregate fees of $80,000 to Directors of our Company in connection with the Board of Directors’ and committee meetings in 2002.  No current member of the Board of Directors was paid compensation during 2002 for service as a Director of our Company other than the compensation arrangement described herein.  Any annual retainer or fee payable to any Director is to be payable in four equal installments, quarterly in advance, on or before the first day of each calendar quarter (or in the case of the fourth quarter of 2002, on the Effective Date), and is fully earned for any calendar quarter upon the Director serving any portion of such calendar quarter as a director, chairman, committee member or committee chairman, as applicable.  Notwithstanding the above, Messrs. Dienst and Davis were not entitled to (x) quarterly installments of any director fees for the quarters ending December 31, 2002 or March 31, 2003 or (y) any fees for attendance at or participation in Board of Directors or committee meetings held prior to February 24, 2003, the date on which such Director ceased service as Co-President and chief executive officer of our Company.

The seven persons who served as Directors prior to the Effective Date (other than Mr. Kirksey), none of which is currently serving as a Director, were paid an aggregate amount of $190,250 in 2002 pursuant to the standard director compensation arrangements in effect prior to the Effective Date.  Mr. Kirksey did not receive any additional compensation for serving as Chairman of the Board during 2002 prior to the Effective Date.

Compensation Committee Interlocks And Insider Participation

From January 1,2002 until the Effective Date, the members of the Compensation and Management Development Committee were T. William Porter and Steven S. Harter (and, for the period from February 22 until the Effective Date, Franklin Myers).  Each of Messrs. Porter Harter and Myers resigned from their positions on such committee on the Effective Date.  Mr. Harter served as President of our Company during 1996.  From November 1, 2002 through December 31, 2002, the members of the Compensation Committee were Messrs. Leckie, DiLacqua, Morris and Sanida.

Intalite (an entity of which Mr. Morris is president and CEO) owned shares of the Old Common Stock and pursuant to the Reorganization Plan, is entitled to receive Warrants to purchase shares of Common Stock in the respective amount specified in Note (2) to the table under Item 12. “Security Ownership of Certain Beneficial Owners and Management.”  The estimated exercise price of the Warrants is $18.37 per share (assuming that total allowed general unsecured claims are $367.3 million), and the Warrants are required under the Reorganization Plan to be issued to Mr. Morris no later than April 30, 2003.  The actual initial exercise price is required to be determined by the Board of Directors no later than April 30, 2003, and shall be equal to (i) the Final Allowed Claim Amount (attributable to unsecured claimholders) divided by (ii) 20,000,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of  March 21, 2003, with respect to beneficial ownership of our Common Stock by (i) each director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person known to our Company to beneficially own 5% or more of the outstanding shares of our Common Stock.  Unless otherwise indicated, the address of all such persons is c/o Metals USA, Inc., Three Riverway, Suite 600, Houston, Texas 77056.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Number of Shares Beneficially Owned	Percentage

The Citadel Group(1)(2)	4,496,813	22.3%
C. Lourenco Goncalves	—		*
Craig R. Doveala(2)(3)	71,492		*
Edward L. Thompson(2)(3)	4,518		*
William R. Bennett	—		*
John A. Hageman(2)(3)	21,186		*
Terry L. Freeman(2)(3)	21,955		*
Daniel W. Dienst	—		*
Eugene I. Davis	—		*
John T. DiLacqua, Jr.	—		*
Jack G. Leckie	—		*
Gerald E. Morris(2)	15,816		*
Charles P. Sanida	—		*
All executive officers and directors as a group (12 persons)(2)(3)	134,967		*

*Less than 1%.

(1)           Based upon a Schedule 13G jointly filed by Citadel Limited Partnership, GLB Partners, L.P., Citadel Investment Group, L.L.C., Kenneth Griffin, Citadel Wellington Partners L.P., Citadel Distressed and Credit Opportunity Fund Ltd., Citadel Kensington Global Strategies Fund Ltd., Citadel Credit Trading Ltd., and Citadel Equity Fund Ltd. (collectively, the “Citadel Group”) and reflecting share ownership of the same shares of Common Stock as of February 14, 2003.  The number of shares of Common Stock stated in such Schedule 13G to be beneficially owned by the Citadel Group are based on estimates in the Reorganization Plan; inasmuch as the estimate of total allowed general unsecured claims in the Reorganization Plan is $378.5 million whereas our current such estimate as set forth elsewhere herein is $367.3 million, the shares so beneficially owned, if determined on the basis of the current estimate, would be approximately 2.96% greater.  The address of each member of The Citadel Group is 225 W. Washington, 9th Floor, Chicago, Illinois 60606.  Each of the persons constituting the Citadel Group has shared voting and dispositive power with respect to the shares beneficially owned by the Citadel Group.

(2)           For the Citadel Group, Messrs. Doveala, Thompson, Hageman, Freeman and Morris and all executive officers and directors as a group, includes 7,261, 52,069, 1,615, 7,256, 6,819, 15,816, and 83,575 shares of Common Stock, respectively, that can be purchased by such persons (or, in the case of Mr. Morris, by an entity controlled by him) under Warrants required to be distributed pursuant to the Reorganization Plan no later than April 30, 2003, which Warrants shall be immediate exercisable upon issuance at an exercise price currently estimated to be $18.37 per share.  The actual initial exercise price is required to be determined by the Board of Directors no later than April 30, 2003, and shall be equal to (i) the “Final Allowed Claim Amount” (defined generally in the Reorganization Plan as the good faith estimate on April 30, 2003 of the final aggregate amount of the allowed general unsecured claims) divided by (ii) 20,000,000.

(3)           Includes shares issued (or to be issued) to such person pursuant to the Reorganization Plan in exchange for allowed general unsecured claims held by such person (calculated on the basis of an estimated total of $367.3 million of such claims).

For information regarding our securities authorized for issuance under equity compensation plans, see “Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.”

Item 13.  Certain Relationships and Related Transactions

Pursuant to the Reorganization Plan, we entered into a registration rights agreement with the Citadel Group that requires the Company to file a registration statement with the Securities and Exchange Commission to register for resale (other than in an underwritten offering) the shares of Common Stock issued to the Citadel Group under the Reorganization Plan.  We are required to cause such registration statement to remain effective (subject to suspension during certain specified periods) until all such shares have been resold or, if earlier, October 31, 2005.  We are also required to permit the inclusion of such shares on a “piggyback” basis in certain other registration statements filed by our Company.  We are required to pay all costs of its compliance with the registration rights agreement and the reasonable fees and expenses of a single counsel for holders of such shares in connection therewith.

Each of Messrs. Doveala, Hageman and Freeman, was a party to an employment agreement with our Company entered into in 1997, which agreement was terminated and cancelled on the Effective Date pursuant to the Reorganization Plan.  Pursuant to the Change of Control provision of their contract each executive officer held an unsecured claim equal to one year’s salary.  Each of Messrs. Doveala, Hageman, Freeman, Kirksey, Thompson and Peterson also held an unsecured claim in the amount of an accrued but unpaid bonus for 2001.  As stated in the Reorganization Plan all unsecured claims in excess of $1,000 is to be settled in Common Stock; accordingly Messrs. Doveala, Hageman, Freeman, Kirksey, Thompson and Peterson are to receive 19,422, 13,930, 12.354, 3,529, 2,902 and 4,026 shares, respectively, of Common Stock in exchange for their respective unsecured claims of $356,692, $255,830, $226,887, $64,618, $53,304 and $73,929 (calculated on the basis of an estimated total of allowed general unsecured claims of $367.3 million resulting in an exchange price of $18.37 per share).  In addition, Mr. Freeman was an unsecured creditor as a holder of $50,000 of our senior subordinated notes.  Accordingly, Mr. Freeman will receive 2,782 shares of Common Stock (calculated on the basis of an estimated total of allowed general unsecured claims of $367.3 million resulting in an exchange price of $18.37 per share).

Each of the executive officers and Intalite (an entity of which Mr. Morris is president and CEO) owned shares of the Old Common Stock, and pursuant to the Reorganization Plan, such persons are entitled to receive Warrants to purchase shares of Common Stock in the respective amounts specified in Note (2) to the table under Item 12. “Security Ownership of Certain Beneficial Owners and Management.”  The currently estimated exercise price of the Warrants is $18.37 per share (assuming that total allowed general unsecured claims of $367.3 million), and the Warrants are required under the Reorganization Plan to be issued to such persons no later than April 30, 2003.  The actual initial exercise price is required to be determined by the Board of Directors of the Company no later than April 30, 2003, and shall be equal to (i) the Final Allowed Claim Amount divided by (ii) 20,000,000.

Metals USA Plates and Shapes Northeast, L.P. (“Plates and Shapes Northeast”) leases the facilities located in Philadelphia, Pennsylvania and Baltimore, Maryland from Warehouse Real Estate Associates

(“WREA”) (reorganized as Warehouse Real Estate Associates, L.P.), a partnership controlled by Mr. Arnold W. Bradburd, a director of the Company during 2002 until the Effective Date, and his wife. The leases were for an initial term of ten years (beginning July 1999) and provide for a total annual rental of $234,000 during the initial five years, to be adjusted to an applicable current market rate during the second five years.  At the conclusion of the initial lease term, Plates and Shapes Northeast has agreed to purchase the real estate from WREA at a price to be determined by averaging two or more independent appraisals.  The Company believes that the rent to be paid under the leases does not exceed fair market value.  Plates and Shapes Northeast leases property from Warehouse Real Estate Associates L.P. II, a partnership controlled by Mr. Bradburd, in Ambridge, Pennsylvania at fair market value effective in 1998 for a period of ten years.  At the conclusion of the lease term, Plates and Shapes Northeast is required to purchase the property at fair market value determined by two or more independent appraisals.  However, Plates and Shapes Northeast/Metals may acquire the property after year eight at 90% of fair market value determined by two or more independent appraisals.  Additionally, Plates and Shapes Northeast pays all utility, taxes and insurance costs on each of the leased premises.

Metals USA Plates and Shapes Southcentral, Inc. leases certain real property located in Enid, Oklahoma from Garfield Development, LLC, an entity owned in part by Mr. Richard A. Singer, who was President, Chief Operating Officer and Director of our Company in 2002 prior to his resignation on February 11, 2002.  The lease for the real property has a ten-year term and provides for an annual rental of $115,000.  The rent rate will be adjusted every five years in accordance with the CPI.  We believe that the rent for the property does not exceed fair market value.

Metals USA Plates and Shapes Northcentral, Inc. (“Plates and Shapes Northcentral”) had leased certain real property (the “Milwaukee Property”) located in Milwaukee, Wisconsin from PP&W, L.L.C., an entity owned in part by Mr. Peterson, a former Senior Vice President of our Company during 2002, prior to the assignment of such lease to a third party in connection with the sale (the “Milwaukee Facility Sale”) of the assets in Milwaukee of Plates and Shapes Northcentral on September 8, 2002.  The lease for the Milwaukee Property was to expire on December 31, 2011, and provided for an annual rental of $504,540.  Additionally, Plates and Shapes Northcentral had paid for all utilities, taxes and insurance on the Milwaukee Property.  We believe that the rent for the property did not exceed fair market value.  Prior to the closing of the Milwaukee Facility Sale, Plates and Shapes Northcentral had paid for a magnetic crane installed on the Milwaukee Property.  In connection with the Milwaukee Facility Sale, the lease did not permit us to remove the crane from the Milwaukee Property and therefore we consider the fair market value of the crane of $45,000, as of the date of the closing of the Milwaukee Facility Sale to constitute additional compensation paid to PP&W, L.L.C. in 2002.

As a part of the Reorganization Plan, Mr. Dienst was appointed to the Board of Directors.  Mr. Dienst is employed by CIBC, which has served as the financial advisor to the Creditors Committee.  CIBC was issued 154,710 shares of Common Stock and received cash payments of $1.2 million for financial advisory fees associated with the Chapter 11 Proceedings.  Mr. Dienst disclaims beneficial ownership of the shares of Common Stock received by CIBC.

Item 14.  Controls and Procedures

Within the 90-day period before the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal accounting controls that are designed to provided reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed.  There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.  Additionally, on March 1, 2003, Mr. Sam Sciple was appointed to the newly created position of Vice President and Director of Internal Audit.

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                    (1)  Financial Statements:

(b)                    (2)  Financial Statement Schedules:

All schedules have been omitted since the required information is not significant or is included in the consolidated financial statements or notes thereto or is not applicable.

(c)          Reports on Form 8-K

October 15, 2002 – Regulation FD Disclosure – Disclosure of significant dispositions.

(d)          Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 54), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

METALS USA, INC.

By:	/s/ C. LourenCo GonCalves
C. Lourenco Goncalves, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28 2003.

Signature	Title

/s/ C. LourenCo GonCalves	Chief Executive Officer, President and Director
C. Lourenco Goncalves

/s/ TERRY L. FREEMAN	Senior Vice President, and Chief Financial Officer
Terry L. Freeman

/s/ DANIEL W. DIENST	Chairman of the Board of Directors and Director
Daniel W. Dienst

/s/ EUGENE I. DAVIS	Director
Eugene I. Davis

/s/ JOHN T. DILACQUA, JR	Director
John T. DiLacqua, Jr.

/s/ JACK G. LECKIE	Director
Jack G. Leckie

/s/ GERALD E. MORRIS	Director
Gerald E. Morris

/s/ CHARLES P. SANIDA	Director
Charles P. Sanida

CERTIFICATIONS

I, C. Lourenco Goncalves, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Metals USA, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	By:	/s/ C. LourenCo GonCalves
C. Lourenco Goncalves
President and Chief Executive Officer

I, Terry L. Freeman, certify that:

1.               I have reviewed this annual report on Form 10-K of Metals USA, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ Terry L. Freeman
Terry L. Freeman
Senior Vice President and Chief Financial Officer

METALS USA, INC. AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit Number	Description
2.1

Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Metals USA, Inc. and its Affiliate Debtors as included in the Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code thereto dated September 18, 2002, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-13123) filed with the Commission on September 19, 2002.

3.1

Amended and Restated Certificate of Incorporation of Metals USA, Inc. (the “Company”), incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

4.1

Form of Common Stock Certificate of the Company, incorporated by reference to Exhibit 1.1 to the Company’s registration statement on Form 8-A (File No. 1-13123), filed with the Commission on November 20, 2002.

4.2

Warrant Agreement, dated as of October 31, 2002, between the Company and Equiserve Trust Company, N.A., as Warrant Agent, incorporated herein by reference to Exhibit 2.3 to the Company’s registration statement on Form 8-A (File No. 1-13123), filed with the Commission on November 20, 2002.

4.3

Registration Rights Agreement, dated as of October 31, 2002, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

10.1*	The Company’s 2002 Long-Term Incentive Plan.

10.2

Form of Loan and Security Agreement dated October 31, 2002 by and among Bank of America, N.A. as Agent, and Metals USA, Inc. and each of its subsidiaries, incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

10.2(a)*	First Amendment to Loan and Security Agreement, effective as of October 31, 2002, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries.

10.3*	Employment Agreement, dated February 24, 2003, between the Company and Celso Lourenco Goncalves.

10.4*	Employment Agreement, dated November 1, 2002, between the Company and William R. Bennett.

10.5*	Order of the United States Bankruptcy Court for the Southern District of Texas, Houston Division Granting Debtors’ Expedited Motion for Approval of Key Employee Retention Plan, dated June 6, 2002

21

List of Subsidiaries of the Company, incorporated herein by reference to the amendment to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

99.1*	Informational Addendum Pursuant to Section 906 0f Sarbanes-Oxley Act of 2002 (not filed pursuant to the Securities Exchange Act of 1934).

*  Filed herewith.

METALS USA, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Metals USA, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. and subsidiaries (the “Company”) as of December 31, 2002 (Successor Company balance sheet) and 2001 (Predecessor Company balance sheet) and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flow for the period from November 1, 2002 to December 31, 2002 (Successor Company operations), the period from January 1, 2002 to October 31, 2002, and the years ended December 31, 2001 and 2000 (Predecessor Company operations).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on November 14, 2001, the Company filed petition for relief under Chapter 11 of the U.S. Bankruptcy Code from which it emerged on October 31, 2002.  Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2 to the consolidated financial statements.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the period from November 1, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2001, the results of its operations and its cash flows for the period from January 1, 2002 to October 31, 2002, and the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” on January 1, 2002.

DELOITTE & TOUCHE LLP

Houston, Texas

March 21, 2003

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash	$6.3	$72.4
Accounts receivable, net of allowance of $6.8 and $6.3, respectively	107.8	110.6
Inventories	217.4	179.6
Prepaid expenses and other	18.5	25.9
Operations held for sale	19.5	194.2
Total current assets	369.5	582.7
Property and equipment, net	0.5	103.1
Other assets, net	3.7	4.3
Total assets	$373.7	$690.1

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$23.8	$13.0
Accrued liabilities	28.1	15.2
Current portion of long-term debt	1.3	—
Operations held for sale	2.8	61.0
Pre-petition liabilities not subject to compromise	—	310.3
Total current liabilities	56.0	399.5
Pre-petition liabilities subject to compromise	—	325.7
Long-term debt, less current portion	127.4	—
Other long-term liabilities	1.3	—
Total liabilities	184.7	725.2
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value, 200,000,000 and 203,122,914 shares authorized, respectively; 20,154,710 and 36,509,972 shares issued, respectively	0.2	0.4
Additional paid-in capital	192.1	247.7
Retained deficit	(3.3)	(283.2)
Total stockholders’ equity (deficit)	189.0	(35.1)
Total liabilities and stockholders’ equity (deficit)	$373.7	$690.1

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Revenues:
Net sales	$126.2	$817.5	$1,222.0	$1,554.8
Cost of sales	97.3	629.2	939.5	1,187.3
Gross profit	28.9	188.3	282.5	367.5
Operating costs and expenses:
Operating and delivery	17.2	104.2	149.4	169.8
Selling, general and administrative	12.4	79.4	116.7	122.7
Depreciation and amortization	—	7.2	21.1	20.8
Asset impairments and integration credit	—	(0.2)	384.0	—
Operating income (loss)	(0.7)	(2.3)	(388.7)	54.2
Other (income) expense:
Interest expense	1.3	15.8	49.6	50.5
Other (income) expense, net	0.1	(1.1)	1.8	(1.6)
Fresh-start adjustments	—	109.7	—	—
Gain on reorganization	—	(190.6)	—	—
Reorganization expenses	—	28.3	19.4	—
Income (loss) before taxes and discontinued operations	(2.1)	35.6	(459.5)	5.3
Provision (benefit) for income taxes	—	(15.3)	(52.2)	3.9
Income (loss) before discontinued operations	(2.1)	50.9	(407.3)	1.4
Income (loss) from discontinued operations, net of taxes	(1.2)	0.4	(1.8)	10.3
Net income (loss)	$(3.3)	$51.3	$(409.1)	$11.7

Income (loss) per share — basic and diluted:
Before discontinued operations	$(0.10)	$1.39	$(11.16)	$0.04
Discontinued operations	(0.06)	0.02	(0.05)	0.28
Net income (loss) per share	$(0.16)	$1.41	$(11.21)	$0.32

Number of common shares used in per share calculations:
Basic	20.2	36.5	36.5	36.8
Diluted	20.2	36.5	36.5	37.0

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock, At Cost	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor Company:
BALANCE, December 31, 1999	$0.4	$263.7	$(4.5)	$119.8	$—	$379.4
Shares repurchased	—	—	(11.5)	—	—	(11.5)
Cancellation of treasury stock	—	(16.0)	16.0	—	—	—
Dividends	—	—	—	(4.5)	—	(4.5)
Net income	—	—	—	11.7	—	11.7
BALANCE, December 31, 2000	0.4	247.7	—	127.0	—	375.1
Net loss	—	—	—	(409.1)	—	(409.1)
Other comprehensive income (loss) – change in fair value of interest rate swap agreements	—	—	—	—	(6.2)	(6.2)
Other comprehensive income (loss) – termination of interest rate swap agreements	—	—	—	—	6.2	6.2
Dividends	—	—	—	(1.1)	—	(1.1)
BALANCE, December 31, 2001	0.4	247.7	—	(283.2)	—	(35.1)
Net income from January 1, 2002 through October 31, 2002	—	—	—	51.3	—	51.3
Reorganization adjustments	(0.4)	(247.7)	—	231.9	—	(16.2)
BALANCE, October 31, 2002	—	—	—	—	—	—

Successor Company:
Stock issued in reorganization	0.2	192.1	—	—	—	192.3
Net loss from November 1, 2002 through December 31, 2002	—	—	—	(3.3)	—	(3.3)
BALANCE, December 31, 2002	$0.2	$192.1	$—	$(3.3)	$—	$189.0

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(3.3)	$51.3	$(409.1)	$11.7
Adjustments for non-cash and non-operating items —
Gain on reorganization	—	(190.6)	—	—
Fresh start adjustments	—	109.7	—	—
Net (income) loss from discontinued operations	1.2	(0.4)	1.8	(10.3)
Asset impairments and integration credit	—	(0.2)	384.0	—
(Gain) loss on sale of property and equipment	0.2	(0.4)	—	—
Provision for bad debts	0.2	3.5	5.7	3.1
Depreciation and amortization	—	7.2	21.1	20.8
Deferred income taxes	—	—	(25.7)	0.9
Write-off of debt issuance costs	—	—	2.9	—
Reorganization expenses	—	—	12.2	—
Changes in operating assets and liabilities, net —
Accounts receivable	15.8	(11.1)	41.2	(2.9)
Inventories	2.3	(23.1)	100.4	(28.2)
Prepaid expenses and other	4.2	(6.2)	6.9	0.8
Accounts payable and accrued liabilities	(11.3)	21.3	13.1	8.4
Income taxes (receivable) payable	—	10.5	(17.4)	—
Other operating, net	(0.6)	1.0	(1.6)	0.9
Net cash provided by (used in) continuing operations	8.7	(27.5)	135.5	5.2
Net cash provided by (used in) discontinued operations	5.8	35.9	45.0	(6.2)
Net cash provided by (used in) operations	14.5	8.4	180.5	(1.0)
Cash flows from investing activities
Sale (repurchase) of securitized receivables	—	—	(100.0)	10.0
Sale of assets	6.9	83.2	—	—
Purchase of assets	(0.5)	(3.0)	(16.3)	(37.3)
Other investing, net	—	—	7.0	(5.9)
Net cash provided by (used in) investing activities	6.4	80.2	(109.3)	(33.2)
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	(33.0)	(132.6)	8.7	55.2
Repayments on long-term debt	(0.7)	(6.8)	(6.3)	(5.9)
Payment of dividends	—	—	(2.2)	(3.3)
Deferred financing costs incurred	—	(2.5)	(8.0)	(1.3)
Reorganization, repurchase of stock and other, net	—	—	5.2	(11.4)
Net cash used in financing activities	(33.7)	(141.9)	(2.6)	33.3

Net increase (decrease) in cash	(12.8)	(53.3)	68.6	(0.9)
Cash, beginning of period	19.1	72.4	3.8	4.7
Cash, end of year	$6.3	$19.1	$72.4	$3.8

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share amounts)

1.    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Metals USA, Inc., a Delaware corporation, (“Metals USA” or the “Company”) is a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  The Company was founded on July 3, 1996 and commenced substantial operations on July 11, 1997 with the concurrent consummation of its initial public offering and acquisition of eight metal processing companies.  Subsequently, Metals USA acquired numerous metal processing companies.

The Company sells to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  During the past three years, the steel industry has declined substantially as a result of pricing pressure from foreign imports and an economic recession experienced in the United States (“U.S.”).  These factors, combined with the Company’s high level of debt, caused it to seek protection under U.S. bankruptcy laws in November 2001.

Basis of Presentation

As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets which require divestitures be excluded from results of operations for all periods presented.

On November 14, 2001, the Predecessor Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Filing”), in the U.S. Bankruptcy Court, Southern District of Texas.  On October 31, 2002 (the “Effective Date”), the Company’s Reorganization Plan became effective, and the Successor Company emerged from bankruptcy court protection.  The financial statements are prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.  SOP 90-7 required the Company to, among other things, (1) identify transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and (3) apply “Fresh-Start Reporting” rules upon emergence from Bankruptcy.  See Note 2 for description of the Reorganization Plan and application of “Fresh-Start Reporting.”  Accordingly, the Company’s financial position, results of operations and cash flows for the period after emergence from bankruptcy are not comparable to earlier periods.  For reporting purposes, the Predecessor Company refers to activities prior to November 1, 2002 and the Successor Company refers to activities subsequent to October 31, 2002.

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

Summary of Significant Accounting Policies

Principles of consolidation — The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current year’s presentation.

Concentration of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within several industries.  Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon the expected collectibility of all such accounts.  Additionally, the Company periodically reviews the credit history of its customers and generally does not require collateral for the extension of credit.

Valuation and qualifying accounts — The Company provides reserves for accounts receivable, operational reorganizations and personnel and facility costs associated with dispositions.  The reserves for these activities for the years ended December 31, 2002, 2001 and 2000 are summarized below:

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve, net	Other	Balance at End of Year
Year ended December 31, 2002:
Allowance for doubtful accounts	$6.3	$3.4	$(3.6)	$—	$6.1
Reserve for personnel and facility cost associated with dispositions	9.6	(3.3)	(6.3)	—	—
Year ended December 31, 2001:
Allowance for doubtful accounts	$5.3	$5.7	$(4.7)	$—	$6.3
Integration charge (credit)	4.4	(2.1)	(2.3)	—	—
Reserve for personnel and facility cost associated with dispositions.	—	10.1	(0.5)	—	9.6
Year ended December 31, 2000:
Allowance for doubtful accounts	$5.1	$2.5	$(2.3)	$—	$5.3
Integration charge (credit)	7.5	—	(3.1)	—	4.4

Inventories — Inventories are stated at the lower of cost or market. Certain of the Company’s subsidiaries use the last-in, first-out (“LIFO”) method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting.  As of December 31, 2002 and 2001, approximately 22.2% and 16.1%, respectively, of the consolidated inventories were accounted for using the LIFO method of accounting.  If the FIFO method had been used for all inventories, the net loss would have been unchanged for all periods presented.

Property and equipment — Property and equipment are stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred.  Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.  Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.  During 2002 and 2001, the Company wrote down the carrying value of its property and equipment by $111.6 and $87.3, respectively.  Of the amount written off in 2002, $108.6 was attributable to “Fresh-Start Reporting” rules under SOP 90-7.

Impairment of long-lived assets — Long-lived assets are comprised principally of property and equipment.  Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary.  The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Due to the recent recession in the U.S. and the Chapter 11 Filing, the economic conditions indicated that a significant portion of the Company’s long-lived assets were impaired.  At December 31, 2001, the Company estimated the fair value of goodwill and property and equipment based on each operating unit’s expected undiscounted future cash flows.  These estimates were calculated from current economic and operating conditions projected throughout 2002 and future periods. Management believes these estimates were appropriate in light of the current over-capacity of global steel production.  These projections indicated that the carrying amounts for goodwill and property and equipment were not recoverable.  The Company obtained an independent appraisal of its property and equipment and management believes this appraisal represents the fair value of these assets as of December 31, 2001.  As a result, the property and equipment balances were written down to the appraised value if such value was lower than the net book value of such assets as of December 31, 2001.  The Company recorded $288.7 of impairment losses with respect to goodwill and $87.3 to property and equipment during the year ended December 31, 2001.

Debt issuance costs — The Company defers certain expenses incurred in connection with its long-term debt and amortizes these costs to interest expense over the term of the respective agreements.  Amortization for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the years ended December 31, 2001 and 2000, totaled $0.1, $1.6, $2.5 and $1.9, respectively, and is included in interest expense on the consolidated statements of operations.  During 2002, the Company incurred $2.1 in debt issuance costs associated with the New Credit Facility.

Fair value of financial instruments — The carrying values of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered in the open market.  At December 31, 2002, the carrying value of the Company’s fixed rate long-term debt approximates its fair value based on interest rates for the same or similar debt offered in the open market and the carrying amount of the indebtedness attributable to the Credit Facility of $112.6 approximates its fair value.

Revenue recognition — The Company recognizes revenues when products are shipped and all significant obligations of the Company have been satisfied.  Risk of loss passes at the time of shipment.  Provisions are made currently for estimated returns.

Delivery expenses — Delivery expenses consist of distribution costs, including shipping and handling.  These expenses totaled $4.3, $27.5, $36.9 and $45.4 for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the years ended December 31, 2001 and 2000, respectively.

Asset impairments and integration credit — Asset impairment charges include the write down of the carrying value of property and equipment, the write off of the carrying value of goodwill and impairment charges to future reserves for personnel and facility costs associated with the disposition of operations held for sale.  Asset impairments of $3.0 and $386.1 were recorded for the period from January 1, 2002 through October 31, 2002 and the year ended December 31, 2002, respectively.  Integration credits resulted from the reversal of reserves determined to be in excess of amounts ultimately required for the disposition of certain assets.  Credits resulting from the reversal of such reserves were $3.2 and $2.1 for the period from January 1, 2002 through October 31, 2002 and the year ended December 31, 2002 and 2001, respectively.

Fresh-start adjustments and gain on reorganization — During 2002, the Company recorded fresh-start adjustments primarily related to the reduction of the carrying value of its non current assets of $109.7 and a gain on reorganization associated with the emergence from bankruptcy of $190.6.

Reorganization expenses — Reorganization expenses include all costs and expenses directly attributable to the Chapter 11 Filing.  For the period from January 1, 2002 through October 31, 2002 and year ended December 31, 2001, these expenses consisted of the following:

	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Professional fees	$18.8	$3.3
Employee retention expenses and obligations associated with employment agreements	8.1	—
Termination of interest rate swap agreements	—	6.2
Write-off of debt issuance costs	1.4	9.9
Total reorganization expenses	$28.3	$19.4

Income taxes — Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (loss) per share — The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings Per Share.  SFAS No. 128 requires presentation of “Earnings per Share — Basic” and “Earnings per Share — Diluted”.  Earnings per Share — Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  There were outstanding options to purchase 4.1, 4.1 and 4.0 shares of Common Stock for the period from January 1

2002 through October 31, 2002, and the years ended December 31, 2001 and 2000, respectively.  Because these securities were antidilutive, they were not included in the net loss calculation for all periods in 2002 and 2001.  The number of shares used in the per share calculations consists of the following:

	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Weighted average shares used in computing income (loss) per share - basic	20.2	36.5	36.5	36.8
Effect of dilutive securities:
Stock options and convertible securities	—	—	—	.2
Weighted average shares used in computing income (loss) per share - diluted	20.2	36.5	36.5	37.0

New Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Accounting for Goodwill and Other Intangible Assets.  SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred.  SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules.  SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income.  SFAS 142 was adopted by the Company on January 1, 2002.  Due to the write-off of all goodwill as of December 31, 2001, SFAS 142 will not have any impact on the Company’s financial statements during 2002.  SFAS 142 requires pro forma presentation.  However, due to the write-off of all goodwill as of December 31, 2001, no pro forma information has been presented. The goodwill amortization for the years ended December 31, 2001 and 2000 was $7.2 and $8.0, respectively.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144.  SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. Beginning in the second quarter of 2002, the Company reported the divestitures announced on April 5, 2002 as discontinued operations (see Note 10).  As a result of executing these divestitures, the Company recorded asset impairments of $3.0 during 2002, such amount representing the difference between the sales price and the carrying value of the divested assets.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections.  SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations.  The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged.  However, the Company was required to adopt upon emergence from bankruptcy the application of “Fresh-Start Reporting” as specified by SOP 90-7.  Upon emergence from bankruptcy, any gains on debt forgiveness will be reported in continuing operations.  All previously reported amounts have been reclassified.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure”.  SFAS 148 amends SFAS 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results.  The provisions of SFAS 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The adoption of SFAS 148 did not have any impact on the Company’s results of operations or financial position in 2002.

2.    Reorganization and Fresh-Start Reporting

Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of new common stock, par value $.01 per share, (“Common Stock”) in the reorganized Company to discharge and in exchange for approximately $367.3 of unsecured debt, and the financial advisor to Creditors Committee was issued 154,710 shares of Common Stock.  The Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year warrants (the “Warrants”) to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the outstanding Common Stock).  The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon the Company’s estimate of total general unsecured claims.  The exercise price is currently estimated to be $18.37 per share (assuming that total allowed general unsecured claims are $367.3).  The Warrants are required under the Reorganization Plan to be distributed on or before April 30, 2003.  The Reorganization Plan established the 2002 Long Term Stock Incentive Plan (the “2002 Incentive Plan”) for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under the existing stock option plans were cancelled.  Additionally, the Board of Directors of the reorganized Company was initially reconstituted with six new members.

The Company was required to adopt “Fresh-Start Reporting” as specified by SOP-90-7.  “Fresh-Start Reporting” is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values as of the Effective Date.  The reorganization value of $305.0 was based on accepted valuation techniques, including using a five-year discounted cash flow analysis and analysis of comparable publicly traded companies.  The equity value of $192.3 is equal to the reorganization value less debt (net of assets held for sale and other credits).  Accordingly, the carrying values of our assets and liabilities differ from the amounts shown in previous periods.  The application of “Fresh-Start Reporting” as of the Effective Date, is summarized below:

	Predecessor Company	Adjustments to Record Effects of the Reorganization Plan		Successor Company
	Balance Sheet	Reorganization Adjustments	Fresh-Start Adjustments	Balance Sheet
Assets:
Current assets	$416.9	$—	$—	$416.9
Property and equipment, net	108.6	—	(108.6)	—
Other assets, net	3.7	1.8	(1.1)	4.4
Total assets	$529.2	$1.8	$(109.7)	$421.3
Liabilities:
Current liabilities	$226.7	$(159.8)	0.3	$67.2
Long-term debt, less current portion	—	161.8	—	161.8
Other long-term liabilities	367.3	(367.3)	—	—
Total liabilities	594.0	(365.3)	0.3	229.0
Stockholders Equity (Deficit):
Common stock	0.4	0.2	(0.4)	0.2
Additional paid-in capital	247.7	192.1	(247.7)	192.1
Retained earnings (deficit)	(312.9)	174.8	138.1	—
Total stockholders’ equity (deficit)	(64.8)	367.1	(110.0)	192.3
Total liabilities and stockholders’ equity (deficit)	$529.2	$1.8	$(109.7)	$421.3

3.    Inventories

Inventories consist of the following:

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
Raw materials —
Plates and Shapes	$60.7	$57.7
Flat Rolled	96.8	67.2
Building Products	17.7	18.4
Total raw materials	175.2	143.3
Work-in-process and finished goods —
Plates and Shapes	—	2.0
Flat Rolled	17.7	16.4
Building Products	24.5	17.9
Total work-in-process and finished goods	42.2	36.3
Total inventories	$217.4	$179.6

The replacement cost of the Company’s inventory as of December 31, 2002 and 2001 approximated the historical cost of the inventory computed using the LIFO method of valuation.  If the FIFO method had been used for all inventories, net income (loss) would have been unchanged for the years ended December 31, 2002 and 2001, respectively.  In addition, the Company reclassified $10.9 and $84.4 of inventories to operations held for sale at December 31, 2002 and 2001, respectively.

4.    Property and Equipment

Property and equipment consists of the following:

		Successor Company	Predecessor Company
	Estimated Useful Lives	December 31, 2002	December 31, 2001

Land	—	$—	$7.5
Building and improvements	5-40 years	—	64.9
Machinery and equipment	7-25 years	0.5	71.3
Automobiles and trucks	3-12 years	—	6.6
Construction in progress	—	—	5.6
Total property and equipment		0.5	155.9
Less — accumulated depreciation		—	(52.8)
Total property and equipment, net		$0.5	$103.1

The book value of property and equipment was completely written off as a result of the fresh-start adjustments as of October 31, 2002.  These assets had a carrying value of $108.6 prior to such write-off.

Depreciation expense for continuing operations for the period from January 1, 2002 through October 31, 2002 and the years ended December 31, 2001 and 2000 was $7.2, $13.5 and $12.6, respectively.

5.    Accrued Liabilities

Accrued liabilities consist of the following:

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
Accrued salaries and employee benefits	$6.1	$4.4
Accrued taxes, other than income	4.2	0.8
Accrued insurance	10.1	7.0
Accrued bankruptcy costs	3.3	1.6
Accrued audit and tax fees	1.5	0.4
Other	2.9	1.0
Total accrued liabilities	$28.1	$15.2

6.    Debt

Debt consists of the following:

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
Borrowings under credit facilities	$112.6	$278.2
Industrial Revenue Bonds (various issues)	7.9	17.1
Mortgage Note	7.4	—
Obligations under capital leases and other	0.8	6.6
Subordinated Notes	—	200.0
Total debt	128.7	501.9
Less — current portion of debt	1.3	301.9
Total long-term portion of debt	$127.4	$200.0

Maturities on the debt as of December 31, 2002 were $1.3 in 2003, $1.3 in 2004, $113.6 in 2005, $0.9 in 2006, $6.8 in 2007 and $4.8 thereafter.

As of December 31, 2001, all borrowings under credit facilities, Industrial Revenue Bonds (“IRBs”) and obligations under capital leases and other were included in pre-petition liabilities not subject to compromise.  The Subordinated Notes were included in pre-petition liabilities subject to compromise.  The weighted average interest rates under the Company’s credit facilities for the period from January 1, 2002 through October 31, 2002 and the years ended December 31, 2001 and 2000 were 6.18%, 7.88% and 8.04%, respectively.  The weighted average interest rates under the Company’s credit facilities for the period from November 1, 2002 through December 31, 2002 was 3.08%.

New Credit Facility

On October 31, 2002, the Company entered into its exit financing with a group of lenders (the “New Credit Facility”).  The New Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The debtor-in-possession facility (the “DIP Financing”) was retired with borrowings under the New Credit Facility.  The New Credit Facility provides for a revolving credit facility providing up to $200.0 in borrowings and is secured by all of the Company’s receivables, inventories, and intangible property.  Borrowings under the New Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate; however, the Company’s property and equipment are not pledged as security for the loan.  As of March 21, 2003, the Company had $66.9 available to borrow under the New Credit Facility.

The New Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at the Company’s option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with the Company’s financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the New Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The base rate and the LIBOR rate were 4.75% and 1.39% as of December 31, 2002.

The New Credit Facility requires the Company to comply with various affirmative, negative and subjective covenants, the most significant of which are as follows: (i) the maintenance of certain financial ratios and borrowing base availability, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The New Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as the Company’s availability  (the applicable advance rate on eligible receivables and inventories, less outstanding borrowings and letters of credit) is $20.0 or greater, the Company does not have to maintain a minimum Fixed Charge Coverage Ratio.  Should availability fall below $20.0, the Company must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  The Company was in compliance with all of the covenants as of December 31, 2002.

In connection with the establishment of the New Credit Facility, the Company incurred debt issuance costs of approximately $2.1, which are being amortized over the three-year term of the facility.

Debtor-in-Possession Financing

On January 2, 2002, the Company executed its DIP Financing with Bank of America and PNC Bank in the amount of $350.0.  On July 22, 2002, the Company amended its DIP Financing agreement reducing the maximum permitted borrowings to $275.0.  Initial borrowings of $278.2 were used to repay the outstanding balance under the previous credit facilities.  The facility was composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bore interest at the bank’s prime rate plus an applicable margin of 2%, had an eighteen-month term with two three-month extensions and was collateralized by all of the Company’s accounts receivable, inventory, equipment and real estate.  The lending formula was 85% of eligible accounts receivable and up to 60% of eligible inventory.  A commitment fee was payable on any unused portion of the DIP Financing.  Borrowings were used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process.  The DIP Financing was retired upon execution of the New Credit Facility discussed above.

On March 12, 2001, the Company entered into a credit facility with Bank of America and PNC Bank. The credit facility was for a period of three years, represented $450.0 in financing, and replaced the former credit facility.  In connection with the establishment of the credit facility, the Company incurred fees and expenses of $7.5, which were being amortized over the three-year term of the facility.  As a result of the Chapter 11 Filing, the unamortized amount of $5.8 was written off and included in reorganization expense for the year ended December 31, 2001.  This credit facility was retired upon execution of the DIP Financing on January 2, 2002.

Industrial Revenue Bonds (various issues)

The IRBs are payable in installments ranging from monthly to annual with variable interest ranging from 1.70% to 3.67% per annum at December 31, 2002 and mature from July 1, 2004 to May 1, 2023. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with no net book value at December 31, 2002.  The IRBs place various restrictions on certain of the Company’s subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit.  The Company was in compliance with all of the covenants as of December 31, 2002.

Mortgage Note

Certain of the IRBs were automatically called as a result of the Chapter 11 Filing.  The Company subsequently refinanced these IRBs with a mortgage note with a fixed interest rate of 6.88% per annum and maturing on October 31, 2007.  This mortgage note is secured by property and equipment with no net book value as of December 31, 2002.

Subordinated Notes

The Subordinated Notes plus accrued interest through November 14, 2001 totaling $204.3 will be exchanged for shares approximately 11,122,000 shares of Common Stock under the terms of the Reorganization Plan on October 31, 2002 (assuming that total general unsecured claims are $367.3).

7.    Income Taxes

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	Successor Company	Predecessor Company
	December 31, 2002	December 31, 2001
Deferred tax assets —
Accounts receivable and inventories	$2.2	$3.6
Accrued liabilities	4.2	10.4
Net operating loss carryforward	2.5	1.1
Property and equipment	2.1	35.7
Other	—	2.9
Total deferred tax assets	11.0	53.7
Deferred tax liabilities —
Foreign investments	(1.5)	(1.6)
Other	(2.2)	—
Total deferred tax liabilities	(3.7)	(1.6)
Valuation allowance	(7.3)	(52.1)
Deferred tax assets (liabilities), net	$—	$—

A valuation allowance has been established to offset the portion of the deferred tax asset related to the loss carryforward expected to expire before utilization and for other deferred tax assets that the Company does not expect to realize through future operations.

The components of the provision (benefit) for income taxes are as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Federal —
Current	$—	$(15.0)	$(29.6)	$7.7
Deferred	—	—	(21.3)	2.1
	—	(15.0)	(50.9)	9.8
State —
Current	—	—	0.2	0.6
Deferred	—	—	(2.7)	0.4
	—	—	(2.5)	1.0
Total provision (benefit)	$—	$(15.0)	$(53.4)	$10.8

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Federal income tax at statutory rates	$(1.1)	$12.7	$(162.2)	$7.9
State taxes, net of federal income tax benefit	—	2.6	0.1	0.5
Nondeductible expenses:
Bankruptcy costs	—	8.1	—	—
Amortization and impairment of goodwill	—	—	59.0	1.6
Valuation allowance	1.1	(45.9)	52.1	—
Other	—	7.5	(2.4)	0.8
Total provision (benefit)	$—	$(15.0)	$(53.4)	$10.8

8.    Stockholders’ Equity (Deficit)

Common Stock

During 2001, the Company declared and paid one quarterly dividend of $0.03 per share.  During 2000, the Company declared four quarterly dividends of $0.03 per share.  Three of these quarterly dividends were paid during 2000 and the fourth was paid in January 2001.

Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for approximately $367.3 of unsecured debt, and the financial advisor to holders of general unsecured claims was issued 154,710 shares of Common Stock.  In addition, authorized shares of Common Stock were decreased from 203,122,914 to 200,000,000.

Warrants

Under the terms of the Reorganization Plan, the Company’s Old Common Stock was extinguished and holders of such shares will receive in exchange for such shares, upon completion of distributions under the Reorganization Plan, five-year Warrants to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the Company’s outstanding Common Stock).   The Warrants have an exercise price calculated at full recovery for all unsecured creditors, such exercise price to be determined six months after the Effective Date, based upon an estimate of total general unsecured claims.  The exercise price is currently estimated to be $18.37 per share (assuming that total allowed general unsecured claims are $367.3).  The Warrants are required to be distributed no later than April 30, 2003.

9.    Stock Based Compensation

The Reorganization Plan established the 2002 Incentive Plan (or employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  No options were granted under the 2002 Incentive Plan as of December 31, 2002.  All previously outstanding options of the Company that had been issued under the existing stock option plans were cancelled.

On February 24, 2003, the Company issued an option to purchase 300,000 shares of Common Stock from the 2002 Incentive Plan of which 100,000 are exercisable at $4.75 per share, 100,000 at $9.50 per share and 100,000 at $14.25 per share.  The fair value of this option grant was $0.1.

10.  Operations Held for Sale

During 2001, the Company decided to sell certain assets of its Plates and Shapes business unit.  Because the sale of these operations were initiated prior to the Company’s adoption of SFAS 144 on January 1, 2002, the accounting for the disposal of these assets is governed by the provisions of SFAS 121.  SFAS 121 requires that the operating results of operations held for sale be reported as continuing operations on the statement of operations with supplemental footnote disclosure of the assets, liabilities and results of operations.  Operating results included in the consolidated statements of operations regarding the businesses classified as operations held for sale under SFAS 121 are as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Statement of Operations Data:
Net sales	$—	$31.2	$122.6	$164.6
Operating loss	(0.1)	(2.6)	(6.6)	(0.5)

On April 5, 2002, the Company announced planned divestitures of 11 additional business units that resulted in a significant downsizing of the Company.  These divestitures were a part of the Reorganization Plan.  The accounting for disposal of the operations placed into the held for sale category during 2002 is governed by the provisions of SFAS 144.  This pronouncement requires that the operational results of the operations held for sale be recorded as discontinued operations on the statement of operations with separate earnings per share disclosure and supplemental footnote disclosure of the assets and liabilities.  Operational information included in the consolidated statements of operations with respect to the businesses classified as discontinued operations and held for sale under SFAS 144 are as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Statement of Operations Data:
Net sales	$8.7	$208.0	$340.0	$466.7
Cost of sales	6.7	161.3	266.3	363.8
Gross profit	2.0	46.7	73.7	102.9
Operating expenses	3.2	46.0	76.7	85.8
Operating income (loss)	(1.2)	0.7	(3.0)	17.1
Provision (benefit) for taxes	—	0.3	(1.2)	6.8
Net loss	$(1.2)	$0.4	$(1.8)	$10.3

The asset and liability amounts for discontinued operations held for sale under SFAS 144 are combined with the asset and liability amounts for operations held for sale under SFAS 121 and are classified as current assets and liabilities in the consolidating balance sheet as follows:

	Successor Company	Predecessor Company
	As of December 31, 2002	As of December 31, 2001
Assets:
Accounts receivable	$5.7	$53.9
Inventories and other	11.1	89.5
Property and equipment, net	13.6	62.2
Reserves	(10.9)	(11.4)
Operations held for sale	$19.5	$194.2
Liabilities:
Post-petition liabilities not subject to compromise	$2.8	$8.3
Pre-petition liabilities subject to compromise	—	52.7
Operations held for sale	$2.8	$61.0

Amounts above include the assets and liabilities of the operations held for sale under both SFAS 121 and SFAS 144 at December 31, 2002.  Total proceeds received from the sale of these assets during 2002 was $90.1.

11.  Segment and Related Information

The Company is organized into three product group segments.  Each segment is described as follows:

•                  Plates and Shapes consists of 20 facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing.  This segment provides processing services such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length and tee-splitting.

•                  Flat Rolled consists of 15 facilities that maintain an inventory of cold rolled and hot rolled steel products and various nonferrous flat rolled products including aluminum, stainless steel, copper and brass.  This segment provides processing services such as slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

•                  Building Products consists of 18 facilities that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

The following table summarizes financial information regarding these segments:

	Plates and Shapes	Flat Rolled	Building Products	Corp, Elims And Other	Total
Successor Company:
Period from November 1, 2002 through December 31, 2002:
Net sales	$46.6	$61.5	$21.2	$(3.1)	$126.2
Operating income (loss)	1.5	1.2	(0.6)	(2.8)	(0.7)
Total assets	83.5	122.9	61.4	86.4	354.2
Capital expenditures	0.2	0.1	0.2	—	0.5
Predecessor Company:
Period from January 1, 2002 through October 31, 2002:
Net sales	$300.5	$404.1	$134.9	$(22.0)	$817.5
Operating income (loss)	1.8	5.4	10.6	(20.1)	(2.3)
Total assets	92.7	137.8	73.8	90.0	394.3
Capital expenditures	0.6	1.2	0.9	0.1	2.8
Depreciation and amortization	2.1	2.2	2.0	0.9	7.2
Year Ended December 31, 2001:
Net sales	$558.4	$543.8	$150.7	$(30.9)	$1,222.0
Operating income (loss)	2.3	10.9	5.4	(407.3)	(388.7)
Total assets	112.8	140.8	86.1	156.2	495.9
Capital expenditures	4.4	5.5	3.3	0.8	14.0
Depreciation and amortization	8.3	4.9	3.0	4.9	21.1
Year Ended December 31, 2000:
Net sales	$736.2	$699.4	$170.2	$(51.0)	$1,554.8
Operating income (loss)	37.8	21.1	10.0	(14.7)	54.2
Total assets	273.9	206.9	122.1	254.9	857.8
Capital expenditures	11.6	8.8	6.3	4.3	31.0
Depreciation and amortization	7.9	4.9	2.9	5.1	20.8

The amounts shown as an operating loss under the column heading “Corp, Elims and Other” consist primarily of general and administrative costs that are not allocated to the segments and the amortization of goodwill.  Assets not specifically associated with a specific segment consisted primarily of goodwill in

2000.  Operating loss for 2001 includes asset impairments of $386.1, including $288.7 related to goodwill, $87.3 related to property and equipment and $10.1 related to costs associated with the disposition of operations held for sale.  The goodwill impairment charge by segment included $176.9 for Plates and Shapes, $54.0 for Flat Rolled and $57.8 for Building Products.  The property and equipment impairment charge by segment included $34.8 for Plates and Shapes and $52.5 for Flat Rolled.

Reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is summarized as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Statement of Operations Data:
Operating income (loss)	$(0.7)	$(2.3)	$(388.7)	$54.2
Interest expense	1.3	15.8	49.6	50.5
Other (income) expense, net	0.1	(1.1)	1.8	(1.6)
Fresh-start adjustments	—	109.7	—	—
Gain on reorganization	—	(190.6)	—	—
Reorganization expenses	—	28.3	19.4	—
Income (loss) before taxes and discontinued operations	$(2.1)	$35.6	$(459.5)	$5.3

The Company’s areas of operations are solely in the U.S.  No geographic area is significant to the consolidated operations.  The Company has a broad customer base within the U.S. with no single customer being significant to consolidated operations.

12.  Employee Benefit Plans

The Company established the Metals USA, Inc. 401(k) Plan (the “Plan”) on June 1, 1998.  Participants are eligible for the Plan after completing six full calendar months of service and can contribute up to 15% of their eligible compensation.  Participants’ employer contributions vest at varying rates, ranging from full vesting upon participation to vesting that begins after one year of service and are fully vested after four years.  On October 1, 2001, the Company suspended its matching contributions.

The Company established the Metals USA, Inc. Union 401(k) Plan on October 1, 1998 to provide a standard defined contributions savings plan for all employees covered under the terms of a collective bargaining agreement (the “Union Plan”).  The employer is not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement.  The Union Plan allows the employee to contribute up to 15% of their eligible compensation.

The aggregate contributions to the Plans were $2.3 and $3.9 for the years ended December 31, 2001 and 2000, respectively.

13.  Commitments and Contingencies

Operating Lease Agreements

The Company’s minimum lease obligations for continuing operations under certain long-term non-cancelable operating lease agreements for office space, warehouse space and equipment are as follows: 2003 — $12.7; 2004 — $10.7; 2005 — $8.8; 2006 —  $7.7; 2007 — $6.6 thereafter — $34.3.  The Company recorded approximately $1.8, $9.7, $13.7 and $21.5 in rent expense on continuing operations for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the years ended December 31, 2001 and 2000, respectively.  Certain of these leases are with previously affiliated individuals and companies.

Letters of Credit

The Company has entered into letters of credit in the amount of $7.9 in conjunction with the various IRBs (see Note 6) and other letters of credit in the amount of $14.9 as of December 31, 2002.   These letters of credit reduce the amount available to borrow under the New Credit Facility.

Contingencies

The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14.  Supplemental Cash Flow Information

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2002	2002	2001	2000
Cash paid for interest expense	$0.6	$13.6	$48.2	$47.9
Cash paid (refunded) for income taxes	(0.1)	(25.5)	(10.7)	8.5

15.  Pro Forma Information (Unaudited)

On October 31, 2002 the Company emerged from bankruptcy. The accompanying pro forma consolidated statement of operations for the year ended December 31, 2002 reflects the combination of the statements of operations for the Predecessor Company for the period January 1, 2002 through October 31, 2002 and the Successor Company for the period November 1, 2002 through December 31, 2002.  The pro forma adjustments reflect adjustments made to the reported historical financial statements of the Company relating to operations disposed of and adjustments required to implement “Fresh-Start Reporting” as described by SOP 90-7.  The information presented by the accompanying pro forma consolidated statement of operations is intended to provide additional information of a general nature and are not required disclosures and are not necessarily indicative of results to be expected from future operations. Certain adjustments described herein are based upon estimates and assumptions, which may be modified or supplemented as circumstances warrant in the future. Moreover any such modifications or additional adjustments may differ materially from those presented. Notwithstanding the foregoing, the Company believes the information presented in the accompanying pro forma consolidated statement of operations for the year ended December 31, 2002 contains all material known adjustments.

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Pro Forma Adjustments		Pro Forma Year Ended December 31, 2002
Revenues:
Net sales	$126.2	$817.5	(31.2	)(1)	$912.5
Cost of sales	97.3	629.2	(23.5	)(1)	703.0
Gross profit	28.9	188.3	(7.7)		209.5
Operating costs and expenses:
Operating and delivery	17.2	104.2	(4.4	)(1)	117.0
Selling, general and administrative	12.4	79.4	(5.9	)(1)	85.9
Depreciation and amortization	—	7.2	(6.0	)(2)	1.2
Asset impairments	—	(0.2)	0.2	(2)	—
Operating income (loss)	(0.7)	(2.3)	8.4		5.4
Other (income) expense:
Interest expense	1.3	15.8	(8.9	)(3)	8.2
Other (income) expense, net	0.1	(1.1)	—		(1.0)
Fresh-start adjustments	—	109.7	(109.7	)(4)	—
Gain on reorganization	—	(190.6)	190.6	(4)	—
Reorganization expenses	—	28.3	(28.3	(4)	—
Income (loss) before income taxes and discontinued operations	(2.1)	35.6	(35.3)		(1.8)
Provision (benefit) for income taxes	—	(15.3)	14.6	(5)	(0.7)
Loss before discontinued operations	(2.1)	50.9	(49.9)		(1.1)
Discontinued operations, net of taxes	(1.2)	0.4	0.8	(6)	—
Net income (loss)	$(3.3)	$51.3	$(49.1)		$(1.1)

Income (loss) per share — basic and diluted
Before discontinued operations	$(0.10)	$1.39			$(0.05)
Discontinued operations	(0.06)	0.02			—
Net income (loss) per share	$(0.16)	$1.41			$(0.05)
Number of common shares used in the per share calculations:
Basic and diluted	20.2	36.5			20.2

The following pro forma adjustments were made to the statement of operations as if the Company emerged from bankruptcy on January 1, 2002:

(1)          Eliminate the results of operations for operations held for sale under SFAS 121.

(2)          Adjust depreciation ($6.0) to reflect the amortization of the post reorganization balances and eliminate asset impairments on divested assets ($0.2).

(3)          Adjust interest expense to reflect expense for post bankruptcy long-term debt balance and reduced interest rate on the New Credit Facility ($8.9).

(4)          Eliminate gain on reorganization ($190.6) and fresh-start adjustments ($109.7) associated with the bankruptcy and related reorganization expenses ($28.3).

(5)          Record income tax benefit at an effective rate of 40%.

(6)          Eliminate net loss from discontinued operations ($0.8).