Form 10-Q
period 2003-03-31
METALS USA INC
filed 2003-05-15
CIK 1038363

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 1-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Riverway, Suite 600 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 965-0990

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

Number of shares of common stock outstanding at May 14, 2003:  20,154,710

METAL USA, INC. AND SUBSIDIARIES

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

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings.”  Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions.  This report identifies other factors that could cause such differences.  No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to “Factors Which May Affect Future Operating Results” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for risk factors that may affect future performance.

METAL USA, INC. AND SUBSIDIARIES

METAL USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	Successor Company
	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash	$11.3	$6.3
Accounts receivable, net of allowance of $8.6 and $8.5, respectively	126.0	113.2
Inventories	210.6	224.7
Prepaid expenses and other	18.2	19.9
Operations held for sale	—	5.4
Total current assets	366.1	369.5
Property and equipment, net	2.8	0.5
Other assets, net	2.7	3.7
Total assets	$371.6	$373.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.7	$24.6
Accrued liabilities	28.3	29.9
Current portion of long-term debt	1.0	1.3
Operations held for sale	—	0.2
Total current liabilities	53.0	56.0
Long-term debt, less current portion	128.5	127.4
Other long-term liabilities	1.3	1.3
Total liabilities	182.8	184.7
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 20,154,710 shares issued	0.2	0.2
Additional paid-in capital	192.1	192.1
Retained deficit	(3.5)	(3.3)
Total stockholders’ equity	188.8	189.0
Total liabilities and stockholders’ equity	$371.6	$373.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METAL USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Net sales	$226.3	$244.8
Cost of sales	174.4	185.4
Gross profit	51.9	59.4
Operating costs and expenses:
Operating and delivery	28.9	33.4
Selling, general and administrative	21.5	26.0
Depreciation and amortization	—	1.9
Operating income (loss)	1.5	(1.9)
Other (income) expense:
Interest expense	1.7	5.2
Other (income) expense, net	(0.1)	(0.5)
Reorganization expenses	—	3.0
Net loss before income taxes and discontinued operations	(0.1)	(9.6)
Provision (benefit) for income taxes	—	(2.1)
Net loss before discontinued operations	(0.1)	(7.5)
Discontinued operations, net of income taxes	(0.1)	0.6
Net loss	$(0.2)	$(6.9)

Net income (loss) per share - basic and diluted:
Before discontinued operations	$(0.01)	$(0.21)
Discontinued operations	(0.00)	0.02
Total	$(0.01)	$(0.19)

Number of common shares used in the per share calculations:
Basic and diluted	20.2	36.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METAL USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash flows from operating activities:
Net loss	$(0.2)	$(6.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	0.1	(0.6)
Gain on sale of property and equipment	—	(0.6)
Provision for bad debts	0.8	1.0
Depreciation and amortization	—	1.9
Reorganization expenses	—	(3.1)
Changes in operating assets and liabilities, net of non-cash transactions:
Accounts receivable	(13.6)	(11.6)
Inventories	14.1	(9.8)
Prepaid expenses and other	1.7	(5.6)
Accounts payable and accrued liabilities	(2.5)	10.0
Other operating	1.0	—
Net cash provided by (used in) continuing operations	1.4	(25.3)
Net cash provided by (used in) discontinued operations	(0.3)	2.6
Net cash provided by (used in) operations	1.1	(22.7)
Cash flows from investing activities:
Sale of assets	5.4	8.8
Purchases of assets	(2.3)	(1.0)
Net cash provided by investing activities	3.1	7.8
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	2.7	(32.4)
Repayments on long-term debt	(1.9)	(0.3)
Deferred financing costs	—	(2.6)
Net cash provided by (used in) financing activities	0.8	(35.3)

Net increase (decrease) in cash	5.0	(50.2)
Cash, beginning of period	6.3	72.4
Cash, end of period	$11.3	$22.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METAL USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except share and per share amounts)

1.              Organization, Basis of Presentation and Chapter 11 Proceedings

Organization

Metals USA, Inc., a Delaware corporation, (“Metals USA” or the “Company”) is a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  Approximately 85% of the Company’s revenues are derived from metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of the Company’s revenues are derived from the Building Products Group that manufactures and distributes products primarily related to the residential and commercial construction and improvement industry.  The Company purchases metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, the Company performs the customized, value-added processing services required to meet specifications provided by end-use customers.  The Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  The Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

Basis of Presentation

The steel industry declined substantially during 2000 and 2001 as a result of pricing pressure from foreign imports and an economic recession experienced in the United States (“U.S.”).  These factors, combined with the Company’s high level of debt, caused it to seek protection under U.S. bankruptcy laws.  On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Filing”), in the U.S. Bankruptcy Court, Southern District of Texas.  On October 31, 2002 (the “Effective Date”), the Company’s Reorganization Plan became effective, and the Company emerged from bankruptcy court protection.  As of the Effective Date, the Company applied “Fresh-Start Reporting” rules that were required upon emergence from Bankruptcy.  Accordingly, the Company’s financial position, results of operations and cash flows for the period after emergence from bankruptcy are not comparable to earlier periods.

As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets that require divestitures be excluded from results of continuing operations for all periods presented.

Principles of consolidation — The consolidated financial statements include the accounts of Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current year’s presentation, primarily relating to the operations held for sale (see Note 7).

Interim Financial Information — The interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated.  All intercompany transactions and balances have been eliminated.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates and Assumptions — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented.  The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication.  Adjustments made with respect to the use of estimates  often relate to improved information not previously available.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

New Accounting Pronouncements — In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement is effective for disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have any impact on the Company’s results of operations or financial position in 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS 148 amends SFAS 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both quarterly and interim financial statements about the effects of stock-based compensation on reported results.  The provisions of SFAS 148 are effective for years ending after December 15, 2002.  The adoption of SFAS 148 did not have any impact on the Company’s results of operations or financial position in 2003 (see Note 6).

Emergence from Chapter 11 Bankruptcy

Reorganization Plan.  Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of new common stock, par value $.01 per share, (“Common Stock”) in the reorganized Company to discharge and in exchange for approximately $367.3 of unsecured debt, and the financial advisor to Creditors Committee was issued 154,710 shares of Common Stock.  The Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished and holders of such shares received in exchange for such shares, five-year warrants (the “Warrants”) to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share.  The Warrants were issued to holders of the Old Common Stock on or about May 9, 2003.  The Reorganization Plan established the 2002 Long Term Stock

Incentive Plan (the “2002 Incentive Plan”) for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under previous stock option plans were cancelled.

Reorganization Expenses.  The Company incurred $3.0 of reorganization expenses associated with the Chapter 11 Proceedings during the three months ended March 31, 2002.  These expenses consisted primarily of professional fees.  The Company has not incurred any reorganization expenses since emerging from bankruptcy on October 31, 2002, the Effective Date.

2.              Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings Per Share.  SFAS No. 128 requires presentation of “Earnings per Share — Basic” and “Earnings per Share — Diluted”.  Earnings per Share — Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  There were outstanding options to purchase 300,000 and 4,108,497 shares of Common Stock for the three months ended March 31, 2003 and 2002, respectively.  Because these securities were antidilutive, they were not included in the net loss calculation for all periods presented.

3.              Inventories

Inventories consist of the following:

	Successor Company
	March 31, 2003	December 31, 2002
Raw materials —
Plates and Shapes	$67.5	$64.2
Flat Rolled	76.9	100.6
Building Products	17.1	17.7
Total raw materials	161.5	182.5
Work-in-process and finished goods —
Flat Rolled	23.3	17.7
Building Products	25.8	24.5
Total work-in-process and finished goods	49.1	42.2
Total inventories	$210.6	$224.7

The replacement cost of the Company’s inventory as of March 31, 2003 and December 31, 2002 approximated the historical cost of the inventory computed using the LIFO method of valuation.  If the FIFO method had been used for all inventories, net income (loss) would have been unchanged for the periods presented.

4.              Debt

Debt consists of the following:

	Successor Company
	March 31, 2003	December 31, 2002
Borrowings under credit facilities	$115.4	$112.6
Industrial Revenue Bonds (various issues)	6.1	7.9
Mortgage Note	7.3	7.4
Obligations under capital leases and other	0.7	0.8
Total debt	129.5	128.7
Less — current portion of debt	1.0	1.3
Total long-term portion of debt	$128.5	$127.4

The weighted average interest rates under the Company’s credit facilities for the three months ended March 31, 2003 and 2002 were 4.37% and 7.23%, respectively.

Credit Facility

On October 31, 2002, the Company entered into its exit financing with a group of lenders (the “Credit Facility”).  The Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The Credit Facility is a revolving credit facility providing up to $200.0 in borrowings and is secured by all of the Company’s receivables, inventories, and intangible property.  Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate.  The Company’s property and equipment are not pledged as security for the loan.  As of March 31, 2003, the Company had $71.8 available to borrow under the Credit Facility.

The Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at the Company’s option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with the Company’s financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The applicable base rate and the LIBOR rate were 4.75% and 1.3% as of March 31, 2003.

The Credit Facility requires the Company to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) borrowing base availability which triggers the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as the Company’s availability is $20.0 or greater, the Company does not have to maintain a minimum Fixed Charge Coverage Ratio.  Should availability fall below $20.0, the Company must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  The Company was in compliance with all of the covenants as of March 31, 2003.

5.              Commitments and Contingencies

The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

6.              Stockholders’ Equity

Common Stock

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

Warrants

Under the terms of the Reorganization Plan, the Company’s Old Common Stock was extinguished and holders of such shares received in exchange for such shares, five-year Warrants to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the Company’s outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share.  The Warrants were issued to holders of the Old Common Stock on or about May 9, 2003.

Stock Based Compensation

The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company and up to 2,015,000 shares of Common Stock was reserved for issuance under the Plan.  On February 24, 2003, the Company issued to its newly hired President, an option to purchase up to 300,000 shares of Common Stock from the 2002 Incentive Plan of which 100,000 are exercisable at $4.75 per share, 100,000 at $9.50 per share and 100,000 at $14.25 per share.  The option has a term of five years and one-third of the option grant at each respective exercise price will vest on each of the first three anniversaries beginning February 24, 2004.  The fair value of this option grant is $0.2.  The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	6.0%
Expected life of options	4.0

Options granted during 2003 had a weighted average fair value of $0.54 per option and a weighted average exercise price of $9.50 per option.

The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized.  Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net loss and net loss per share would have increased to the following pro forma amounts:

Three Months Ended March 31, 2003
Net loss, as reported	$(0.2)
Deduct: Total stock-based employee compensation:
Expense determined under fair value based method	(0.2)
Pro forma net loss	$(0.4)
Net loss per share, Basic and Diluted:
As reported	$(0.01)
Pro forma	$(0.02)

7.              Operations Held for Sale

During 2001, the Company decided to sell certain assets and facilities.  Because the sale of these operations were initiated prior to the adoption of SFAS 144, the accounting for the disposal of these assets is governed by the provisions of SFAS 121, which requires that the operating results of operations held for sale be reported as continuing operations on the statement of operations with supplemental footnote disclosure of the assets, liabilities and results of operations.  Operating results included in the consolidated statements of operations regarding the operations held for sale under SFAS 121 are as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Net sales	$—	$17.6
Operating loss	—	(1.3)

During 2002, the Company announced planned divestitures of 11 business units that were a part of the Reorganization Plan.  The accounting for the disposal of operations held for sale during 2002 was governed by the provisions of SFAS 144, which requires that operations held for sale be recorded as discontinued operations on the statement of operations with separate earnings per share disclosure and supplemental footnote disclosure of the assets and liabilities.  Consolidated statements of operations with respect to the businesses classified as discontinued operations and held for sale under SFAS 144 are as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Statement of Operations Data:
Net sales	$2.7	$72.9
Cost of sales	2.2	58.6
Gross profit	0.5	14.3
Operating expenses	0.6	13.3
Operating income (loss)	(0.1)	1.0
Provision (benefit) for taxes	—	0.4
Net income (loss)	$(0.1)	$0.6

The remaining unsold operating unit, which has been included in assets held for sale since April 2002 and for which the Company has no interested purchasers, has been returned to held for use status and the results of operations have been reclassified and included in results of continuing operations for all periods presented.  Other assets and liabilities, primarily accounts receivable and inventory retained by the Company upon the sale of the associated operating assets, have been reclassified to the appropriate balance sheet accounts as of December 31, 2002 and March 31, 2003.  Sales of property and equipment during the three months ended March 31, 2003, generated proceeds of $5.4.  No assets remain in the assets held for sale category as of March 31, 2003.

	Successor Company
	March 31, 2003	December 31, 2002
Assets:
Property and equipment, net	$—	$8.2
Reserves	—	(2.8)
Operations held for sale	$—	$5.4
Liabilities:
Accounts payable and accrued liabilities	$—	$0.2
Operations held for sale	$—	$0.2

8.              Supplemental Cash Flow Information

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Cash paid for interest	$1.7	$4.8
Cash paid (refunded) for income taxes	—	(0.8)

9.              Segment and Related Information

The following table shows summarized financial information concerning the Company’s reportable segments.

	As of and for the three months ended March 31,
	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total
2003 (Successor Company):
Net sales	$82.4	$116.3	$33.4	$(5.8)	$226.3
Operating income (loss)	2.1	2.0	0.2	(2.8)	1.5
Total assets	100.3	101.5	63.8	106.0	371.6
Capital expenditures	1.6	0.2	0.5	—	2.3
Depreciation and amortization	—	—	—	—	—

2002 (Predecessor Company):
Net sales	$100.0	$118.8	$32.5	$(6.5)	$244.8
Operating income (loss)	(0.1)	3.3	0.4	(5.5)	(1.9)
Total assets	124.1	157.2	88.4	133.3	503.0
Capital expenditures	0.3	0.2	0.4	0.1	1.0
Depreciation and amortization	0.5	0.5	0.6	0.3	1.9

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements.  Readers should refer to “Factors Which May Affect Future Operating Results” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components.  Approximately 85% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of our revenues are derived from our Building Products Group that manufactures and distributes products primarily related to the residential and commercial construction and improvement industry.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

Chapter 11 Proceedings

On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S Bankruptcy Court, Southern District of Texas and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code.  We emerged from bankruptcy on October 31, 2002.  Our need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry-wide recession caused by pricing pressure from foreign imports and decline in the manufacturing sector of the U.S. economy, (2) the inability to obtain additional liquidity from our primary lending sources and (3) the high level of indebtedness related to acquisitions made prior to 2000.  During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports.  During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack of September 11, 2001. During 2002, the steel industry continued to be affected by the economic recession as volumes continued to decline.  However, steel prices stabilized in 2002 and, in some cases, increased as a result of the tariffs implemented by the U.S. government in March 2002 and the reduced production capacity resulting from shutdowns and bankruptcies of producing mills.  Due to these deteriorating economic conditions, we incurred significant operating losses through 2002.

On June 21, 2002, we reached an agreement with the Creditors Committee on the terms of the Reorganization Plan and subsequently filed such plan along with our disclosure statement with the Bankruptcy Court on August 27, 2002.  The Bankruptcy Court held a hearing approving the disclosure statement and the Reorganization Plan on September 18, 2002 and, after receiving a majority of the vote from the claim holders, the Bankruptcy Court confirmed the Reorganization Plan on October 18, 2002.  As a result, we were permitted to consummate the transactions described in the Reorganization Plan and emerge from bankruptcy on October 31, 2002, the Effective Date.

Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for approximately $367.3 million of unsecured debt, and the financial advisor to the Creditors Committee was issued 154,710 shares of Common Stock as partial payment for services performed.  Our Old Common Stock, outstanding prior to the Effective Date was extinguished and holders of such shares received in exchange for such shares, five-year Warrants to purchase an aggregate of 3,556,713 shares of our Common Stock (representing 15% of our outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share.  The Warrants were issued to holders of the Old Common Stock on or about May 9, 2003.  Under the terms of the Reorganization Plan, we are required to use commercially reasonable efforts to list the Common Stock on a nationally recognized market or exchange.  We have recently applied for listing on the American Stock Exchange (the “AMEX”).  We do intend to list the Warrants on the AMEX, however we cannot provide any assurance as to whether a market will develop for the Warrants.  The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under previous stock option plans were cancelled.  Additionally, the Board of Directors of the reorganized Company was initially reconstituted with six new members with the newly hired President and Chief Executive Officer added as a seventh member on February 24, 2003.

We were required to adopt “Fresh-Start Reporting” as specified by SOP-90-7.  “Fresh-Start Reporting” was required upon a substantive change in control and required upon the Effective Date, that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values.  Accordingly, the Company’s financial position, results of operations and cash flows for the period after emergence from bankruptcy are not comparable to earlier periods.

As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets that require divestitures be excluded from results of continuing operations for all periods presented.

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

Concentration of credit risk. Concentrations of credit risk with respect to trade accounts are within several industries.  We perform ongoing credit evaluations of customers and sets credit limits based upon review of the customers’ current credit information and payment history.  We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers.  We cannot guarantee that the rate of future credit losses will be similar to past experience.  Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.

Inventories.  Inventories are stated at the lower of cost or market.  Certain of our subsidiaries use the last-in, first-out (“LIFO”) method of accounting for inventories and other subsidiaries use a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting.  We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends.  Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Revenue recognition.  We recognize revenues when products are shipped and all significant obligations of the Company have been satisfied.  Risk of loss passes at the time of shipment.  Provisions are made currently for estimated returns.

Results of Operations - Three Months Ended March 31, 2003 Compared to March 31, 2002

The following unaudited consolidated financial information reflects our historical financial statements, and the divested operations as of their respective divestiture dates.  For comparison purposes, the results of operations data for 2003 includes the Successor Company results for the period January 1, 2003 through March 31, 2003 and 2002 includes the Predecessor Company results for the period January 1, 2002 through March 31, 2002.

	Three Months Ended March 31,
	2003	%	2002	%
	(In millions, except percentages)
Net sales	$226.3	100.0%	$244.8	100.0%
Cost of sales	174.4	77.1%	185.4	75.8%
Gross profit	51.9	22.9%	59.4	24.2%
Operating and delivery	28.9	12.7%	33.4	13.6%
Selling, general and administrative	21.5	9.5%	26.0	10.6%
Depreciation and amortization	—	—	1.9	0.8%
Operating income (loss)	1.5	0.7%	(1.9)	(0.8)%
Interest expense	1.7	0.7%	5.2	2.1%
Other (income) expense, net	(0.1)	—	(0.5)	(0.2)%
Reorganization expenses	—	—	3.0	1.2%
Loss before income taxes and discontinued operations	$(0.1)	—	$(9.6)	(3.9)%

Net sales.  Net sales decreased $18.5 million, or 7.6%, from $244.8 million for the three months ended March 31, 2002 to $226.3 million for the three months ended March 31, 2003.  The decrease in net sales was principally due to the sale of certain Plates and Shapes operations that were accounted for under SFAS 121 during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements).  These operations generated sales of $17.6 million in 2002 and none in 2003.  Excluding the operations that were sold, the adverse effect of an 11.4% volume decrease was offset by higher average realized prices for our products.

Cost of sales.  Cost of sales decreased $11.0 million, or 5.9%, from $185.4 million for the three months ended March 31, 2002, to $174.4 million for the three months ended March 31, 2003.  The decrease in cost of sales was principally due to the sale of certain Plates and Shapes operations described above.  Excluding the operations that were sold, the average cost per ton increased 13.7%, which more than offset the 11.4% decline in volume.  This accounts for the 5.9% decline in cost of sales versus the 7.6% decline in sales as well as the increase in cost of sales as a percentage of sales from 75.8% in 2002 to 77.1% in the same period in 2003.

Operating and delivery.  Operating and delivery expenses decreased $4.5 million, or 13.5%, from $33.4 million for the three months ended March 31, 2002 to $28.9 million for the three months ended March 31, 2003.  Approximately $2.3 million of the decrease in operating and delivery expenses was due to the sale of certain Plates and Shapes operations and the lower sales volumes from the continuing operations accounts for the remainder of the decrease.  As a percentage of net sales, operating and delivery expenses decreased from 13.6% for the three months ended March 31, 2002 to 12.7% for the three months ended March 31, 2003.  This percentage decrease was primarily due to to a higher average sales price per ton.

Selling, general and administrative.  Selling, general and administrative expenses decreased $4.5 million, or 17.3%, from $26.0 million for the three months ended March 31, 2002 to $21.5 million for the three months ended March 31, 2003.  Approximately $2.8 million of this decrease was due to the sale of certain Plates and Shapes operations described above.  The remainder of the decrease was due to a decrease in the Company’s medical and property and casualty insurance costs in 2003 as compared to the same period in 2002.  As a percentage of net sales, selling, general and administrative expenses decreased from 10.6% for the three months ended March 31, 2002 to 9.5% for the three months ended March 31, 2003.

Depreciation and amortization.  Depreciation and amortization decreased from $1.9 million for the three months ended March 31, 2002 to none for the three months ended March 31, 2003.  This decrease was due to the application of “Fresh-Start Reporting” that resulted in the reduction in carrying values of all property and equipment to zero as of October 31, 2002, the Effective Date.

Operating income (loss).  Operating income (loss) improved $3.4 million, from a $(1.9) million loss for the three months ended March 31, 2002 to $1.5 million of income for the three months ended March 31, 2003.  The increase in operating income was primarily attributable to the sale of certain Plates and Shapes operations that generated an operating loss of $(1.3) million during the three months ended March 31, 2002 and the decrease in selling, general and administrative expenses discussed above.  As a percentage of net sales, operating income increased from (0.8)% for the three months ended March 31, 2002 to 0.7% for the three months ended March 31, 2003.

Interest expense.  Interest expense decreased $3.5 million, or 67.3%, from $5.2 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003.  The decrease in interest expense was due to decreased debt levels and lower interest rates.

Other (income) expense, net.  Other income decreased $0.4 million, from $0.5 million of income for the three months ended March 31, 2002 to $0.1 million of income for the three months ended March 31, 2003.

Reorganization expenses.  Reorganization expenses in the amount of $3.0 million for the three months ended March 31, 2002 consisted entirely of professional fees associated with the Chapter 11 Proceedings.  We have not incurred any reorganization expenses since we emerged from bankruptcy on October 31, 2002.

Segment Results — Three Months Ended March 31, 2003 Compared to March 31, 2002

Three Months Ended March 31,

	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	(1) Tons Shipped
	(In millions, except percentages and tons in thousands)
2003:
Plates and Shapes	$82.4	36.4%	$80.3	35.7%	$2.1	140.0%	$1.6	149
Flat Rolled	116.3	51.4%	114.3	50.8%	2.0	133.3%	0.2	165
Building Products	33.4	14.8%	33.2	14.8%	0.2	13.3%	0.5	—
Corporate and other	(5.8)	(2.6)%	(3.0)	(1.3)%	(2.8)	(186.6)%	—	(10)
Total	$226.3	100.0%	$224.8	100.0%	$1.5	100.0%	$2.3	304

2002:
Plates and Shapes	$100.0	40.8%	$100.1	40.6%	$(0.1)	5.3%	$0.3	159
Flat Rolled	118.8	48.5%	115.5	46.8%	3.3	(173.7)%	0.2	198
Building Products	32.5	13.3%	32.1	13.0%	0.4	(21.0)%	0.4	—
Corporate and other	(6.5)	(2.6)%	(1.0)	(0.4)%	(5.5)	289.4%	0.1	(14)
Total	$244.8	100.0%	$246.7	100.0%	$(1.9)	100.0%	$1.0	343

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales decreased $17.6 million, or 17.6%, from $100.0 million for the three months ended March 31, 2002 to $82.4 million for the three months ended March 31, 2003.  The decrease in net sales was principally due to the sale of certain Plates and Shapes operations that were accounted for under SFAS 121 during 2002.  These operations generated sales of $17.6 million in 2002 and none in 2003.  Excluding the operations that were sold, a 3.9% decrease in volumes was offset by a 3.9% increase in the average sales price.  Operating costs and expenses decreased $19.8 million, or 19.8%, from $100.1 million for the three months ended March 31, 2002 to $80.3 million for the three months ended March 31, 2003.  Over 95% or $18.9 million of this decrease was due to the operations that were sold.  The remaining decrease was attributable to lower volumes shipped and a decrease in depreciation expense of $0.6 million.  Operating costs and expenses as a percentage of net sales decreased from 100.1% for the three months ended March 31, 2002 to 97.5% for the three months ended March 31, 2003. Operating income increased by $2.2 million, from a loss of $(0.1) million for the three months ended March 31, 2002 to $2.1 million of income for the three months ended March 31, 2003.  This increase was due to the elimination of the loss from operations that were sold as well as the overall reduction in operating expenses from the ongoing operations.  Operating income as a percentage of net sales increased from 0.1% for the three months ended March 31, 2002 to 2.5% for the three months ended March 31, 2003.

Flat Rolled.  Net sales decreased $2.5 million, or 2.1%, from $118.8 million for the three months ended March 31, 2002 to $116.3 million for the three months ended March 31, 2003.  This decrease is primarily due to a 16.7% decline in shipments for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, partially offset by a 11.4% increase in the average sales price per ton.  Operating costs and expenses decreased $1.2 million, or 1.0%, from $115.5 million for the three months ended March 31, 2002 to $114.3 million for the three months ended March 31, 2003.  This decrease was attributable to lower operating expenses primarily from reduced shipments and decreased depreciation expense of $0.5 million, substantially offset by a 20.0% increase in the average cost per ton.  The average gross margin decreased from 19.6% for the three months ended March 31, 2002 to 17.6% for the three months ended March 31, 2003.  Operating costs and expenses as a percentage of net sales, increased from 97.2% for the three months ended

March 31, 2002 to 98.3% for the three months ended March 31, 2003.  Operating income decreased by $1.3 million, or 39.4%, from $3.3 million for the three months ended March 31, 2002 to $2.0 million for the three months ended March 31, 2003.  Operating income as a percentage of net sales decreased from 2.8% for the three months ended March 31, 2002 to 1.7% for the three months ended March 31, 2003.

Building Products.  Net sales increased $0.9 million, or 2.8%, from $32.5 million for the three months ended March 31, 2002 to $33.4 million for the three months ended March 31, 2003.  The increase in net sales was principally due to a higher demand for these products.  Operating costs and expenses increased $1.1 million, or 3.4%, from $32.1 million for the three months ended March 31, 2002 to $33.2 million for the three months ended March 31, 2003 primarily due to the increased cost of a marketing initiative.  Operating costs and expenses as a percentage of net sales increased from 98.8% for the three months ended March 31, 2002 to 99.4% for the three months ended March 31, 2003.  Operating income decreased by $0.2 million, from $0.4 million for the three months ended March 31, 2002 to $0.2 million of income for the three months ended March 31, 2003.  Operating income as a percentage of net sales decreased from 1.2% for the three months ended March 31, 2002 to 0.6% for the three months ended March 31, 2003.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss decreased $2.7 million, from $(5.5) million for the three months ended March 31, 2002 to $(2.8) million for the three months ended March 31, 2003.  This decrease is primarily attributable to a decrease in the medical and property and casualty insurance costs of $2.4 million and a decrease in depreciation and amortization of $0.3 million.

Liquidity and Capital Resources

The primary source of liquidity is our working capital. The two primary components of working capital are accounts receivable and inventory.  We supplement working capital requirements as needed with borrowings under our Credit Facility.  Generally, accounts receivable are collected within 45 to 60 days from invoice date and our inventory “turns” about four times per year.  At March 31, 2003, we had available cash of $11.3 million and working capital of $313.1 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 40.7% at March 31, 2003; which we believe places our Company in a competitive financial position with our peers.  At December 31, 2002, we had available cash of $6.3 million and working capital of $313.5 million, including $5.2 million of net assets related to the operations held for sale.  Additionally, our borrowing availability at March 31, 2003 was $71.8 million.  Borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At May 12, 2003, we had $92.7 million drawn and an additional borrowing availability of $80.7 million.

Net cash provided by operations was $1.1 million for the three months ended March 31, 2003.  Net cash used by operations was $22.7 million for the three months ended March 31, 2002 and consisted of $25.3 million used by continuing operations, partially offset by $2.6 million provided by discontinued operations.

Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2003 and consisted primarily of $5.4 million from sales of fixed assets, partially offset by the purchase of $2.3 million of fixed assets.  Net cash provided by investing activities was $7.8 million for the three months ended March 31,  2002 and consisted of $8.8 million from asset sales, partially offset by $1.0 million of asset purchases.

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2003 and consisted of net borrowings on the credit facilities of $2.7 million offset by net repayments on long-term debt of $1.9 million.  Net cash used by financing activities was $35.3 million for the three months ended March 31, 2002 and consisted of net repayments on credit facilities and long-term debt of $32.4 million and $2.6 million of debt issuance costs incurred on the debtor-in-possession credit facility (“DIP Financing”) put in place in January 2002.

Financing Activities

On October 31, 2002, we executed our Credit Facility with a group of lenders.  The Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The DIP Financing was retired with borrowings under the Credit Facility.  The Credit Facility is a revolving credit facility providing up to $200.0 million in borrowings and is secured by all of our receivables, inventories, and intangible property.  Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 million in the aggregate.  Our property and equipment are not pledged as security for the loan.

The Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the Credit Facility and varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The base and LIBOR rates were 4.75% and 1.3% as of March 31, 2003.

The Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) borrowing base availability which triggers the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The Credit Facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $20.0 million or greater, we do not have to maintain a minimum Fixed Charge Coverage Ratio.  Should availability fall below $20.0 million, we must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  We were in compliance with all covenants as of March 31, 2003 and May 12, 2003.

Investing Activities

During 2002, we announced planned divestitures of 11 business units that subsequently resulted in a significant downsizing of our Company.  These divestitures were a part of our Reorganization Plan. These divestitures, along with previously announced divestitures, generated net proceeds of approximately $90.0 million during 2002 and an additional $5.4 million in 2003.  These divestitures represented $2.7 million and $72.9 million of our revenues and $(0.1) million and $0.6 million of operating income (loss) for the three months ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, we elected to retain the remaining unsold operating unit that has been included in assets held for sale since April 2002.  As a result, this operating unit has been returned to held for use status and the results of operations have been reclassified and included in results of continuing operations for all periods presented.  No assets remain in the assets held for sale category as of March 31, 2003.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2003.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.

The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Industry Trends

The steel industry has declined substantially since the later part of 2000.  During early 2002, prices for certain steel products in the U.S. had reached a 20-year low and an estimated 32 steel producers had filed for bankruptcy protection over the last five years.  Effective March 20, 2002, the U.S. government increased tariffs between 8% and 30% on most imported steel products.  The purpose of these increases was to assist the financially troubled U.S. steel industry.  These increased tariffs are intended primarily for the benefit of steel producers.  We do not produce any steel; however, historically we have benefited from rising steel prices.  Subsequent to implementation of the tariffs, steel prices have stabilized and slightly increased.  During the initial period in which prices were rising, we had to fund the purchase of higher cost material as the lower cost material was sold.  This negative impact on cash flow continued through the second quarter of 2002, at which time increasing sales prices from sales of existing inventory resulted in improved margins.

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

During the later stages of the quarter ended December 31, 2002 and throughout the three months ended March 31, 2003, revenue-producing activities weakened as manufacturing and construction activity continued to slow.  Our Flat Rolled and Plates and Shapes Groups have experienced weak demand for its products due to a slowdown in the construction and manufacturing industries, and the war in Iraq has further eroded demand.  Although demand has weakened for our Flat Rolled and Plates and Shapes Groups, sales prices have stabilized and slightly increased during the past several months.  We expect the trend of lower volumes and stable prices to continue in these segments throughout 2003.  Our Building Products Group has experienced its normal seasonal slowdown of construction during the winter months. We expect the Building

Products Group volumes to trend higher during the warmer months and continued strength in this market as long as interest rates remain low and the construction industry in general remains stable.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  However, we were required to adopt upon emergence from bankruptcy the application of “Fresh-Start Reporting” as specified by SOP 90-7.  The adoption of SFAS 146 did not have any impact on our results of operations or financial position in 2003.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS 148 amends SFAS 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both quarterly and interim financial statements about the effects of stock-based compensation on reported results.  The provisions of SFAS 148 are effective for years ending after December 15, 2002.  The adoption of SFAS 148 did not have any impact on the Company’s results of operations or financial position in 2003 (see Note 6).

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our Credit Facility.  The outstanding balance of $92.7 million as of May 12, 2003 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $0.9 million per annum.

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On November 14, 2001, we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code.  The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11.  We continued to operate our business as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code until October 31, 2002, when we substantially completed the required transactions to effect the Reorganization Plan that had previously been confirmed by the Bankruptcy Court on October 18, 2002.  Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors were required to submit proofs of claim.  A substantial number of outstanding unresolved claims were subject to an objection hearing on March 28, 2003, and were resolved at that time.  After conclusion of additional hearings on April 30, 2003 and May 12, 2003, the number of unresolved claims is less than 20.  We believe that all claim liabilities have been properly recorded in the unaudited consolidated financial statements included herein.

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  For additional information on our bankruptcy proceedings see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Chapter 11 Proceedings.”

ITEM 4.                             CONTROLS AND PROCEDURES

Within the 90-day period before the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed.  There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

ITEM 5.                             OTHER INFORMATION

Effective March 31, 2003, Mr. Robert McPherson was named Senior Vice President of Business Development.  Mr. McPherson was previously employed as the Treasurer and Controller for California Steel Industries, Inc. (“CSI”).  Prior to his position as Treasurer and Controller, Mr. McPherson served in various capacities at CSI since 1989.  He holds a Juris Doctorate from Western State University, College of Law with an additional certificate in taxation, as well as a bachelor’s degree in Business Administration from the University of LaVerne.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.               Exhibits:

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
4.2

Warrant Agreement, dated as of October 31, 2002, between the Company and Equiserve Trust Company, N.A. as Warrant Agent, incorporated herein by reference to Exhibit 2.3 to the Company's registration statement on Form 8-A (File No. 1-13123), filed with the Commission on November 20, 2002.

4.5(a)

Amendment to Registration Rights Agreement, dated as of April 3, 2003, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.5(a) to the Company’s registration statement on Form 8-A (File No. 1-13123), filed with the Commission on May 1, 2003.

99.1	Informational Addendum Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (not filed pursuant to Securities Exchange Act of 1934).

b.               Reports on Form 8-K:

February 28, 2003 – Regulation FD Disclosure - C. Lourenço Gonçalves named President and Chief Executive Officer

April 11, 2003 – Regulation FD Disclosure – Craig R. Doveala resigned as Senior Vice President and President of the Flat Rolled Group.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: May 14, 2003	By:	\s\ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, C. Lourenço Gonçalves, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Metals USA, Inc.;

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

	By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves
President and Chief Executive Officer

I, Terry L. Freeman, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Metals USA, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

	By:	/s/ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President and Chief Financial Officer