Form 10-Q
period 2003-06-30
METALS USA INC
filed 2003-07-28
CIK 1038363

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of shares of common stock outstanding at July 24, 2003:  20,154,710

METALS USA, INC. AND SUBSIDIARIES

FRESH START ACCOUNTING

We have applied “Fresh-Start Reporting” (as defined herein) to our consolidated balance sheet as of October 31, 2002 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the American Institute of Certified Public Accountants (“SOP 90-7”). Under “Fresh-Start Reporting,” a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date “Fresh-Start Reporting” is applied.  On October 31, 2002, Metals USA, Inc. emerged from bankruptcy.  As a result of the application of “Fresh-Start Reporting,” the financial information of our Company as of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002. As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”

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

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	Successor Company
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$9.8	$6.3
Accounts receivable, net of allowance of $7.6 and $8.5, respectively	126.5	113.2
Inventories	191.0	224.7
Prepaid expenses and other	5.5	19.9
Operations held for sale	—	5.4
Total current assets	332.8	369.5
Property and equipment, net	6.9	0.5
Other assets, net	2.6	3.7
Total assets	$342.3	$373.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29.9	$24.6
Accrued liabilities	31.9	29.9
Income taxes payable	1.3	—
Current portion of long-term debt	0.4	1.3
Operations held for sale	—	0.2
Total current liabilities	63.5	56.0
Long-term debt, less current portion	80.0	127.4
Other long-term liabilities	7.7	1.3
Total liabilities	151.2	184.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,154,710 shares issued	0.2	0.2
Additional paid-in capital	192.1	192.1
Retained deficit	(1.2)	(3.3)
Total stockholders’ equity	191.1	189.0
Total liabilities and stockholders’ equity	$342.3	$373.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor Company 2003	Predecessor Company 2002	Successor Company 2003	Predecessor Company 2002
Revenues:
Net sales	$242.3	$249.2	$468.6	$494.0
Cost of sales	184.1	187.4	358.5	372.7
Gross profit	58.2	61.8	110.1	121.3
Operating costs and expenses:
Operating and delivery	30.4	30.3	59.3	63.8
Selling, general and administrative	22.7	22.9	44.1	48.9
Depreciation and amortization	0.1	2.4	0.1	4.3
Asset impairments	—	3.5	—	3.5
Operating income	5.0	2.7	6.6	0.8
Other (income) expense:
Interest expense	1.6	5.1	3.3	10.4
Other (income) expense, net	(0.2)	0.2	(0.2)	(0.4)
Reorganization expenses	—	6.1	—	9.1
Income (loss) before income taxes and discontinued operations	3.6	(8.7)	3.5	(18.3)
Provision (benefit) for income taxes	1.3	(1.9)	1.3	(3.7)
Income (loss) before discontinued operations	2.3	(6.8)	2.2	(14.6)
Discontinued operations, net of taxes	—	(0.4)	(0.1)	0.4
Net income (loss)	$2.3	$(7.2)	$2.1	$(14.2)

Net income (loss) per share - basic and diluted:
Before discontinued operations	$0.11	$(.19)	$0.11	$(.40)
Discontinued operations	—	(.01)	(.01)	.01
Total	$0.11	$(.20)	$0.10	$(.39)

Number of common shares used in the per share calculations:
Basic	20.2	36.5	20.2	36.5
Diluted	20.3	36.5	20.3	36.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	Successor Company 2003	Predecessor Company 2002
Cash flows from operating activities:
Net income (loss)	$2.1	$(14.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	0.1	(0.4)
Asset impairments and integration	—	3.5
Gain on sale of property and equipment	—	(0.4)
Provision for bad debts	1.6	2.6
Depreciation and amortization	0.1	4.3
Changes in operating assets and liabilities, net of non-cash transactions:
Accounts receivable	(14.3)	(14.3)
Inventories	35.3	(21.6)
Prepaid expenses and other	14.2	19.0
Accounts payable and accrued liabilities	8.4	25.6
Income taxes payable	1.3	—
Other operating	2.0	0.8
Net cash provided by (used in) continuing operating activities	50.8	4.9
Net cash provided by (used in) discontinued operating activities	(0.3)	(0.6)
Net cash provided by (used in) operations	50.5	4.3
Cash flows from investing activities:
Sale of assets	5.5	18.0
Purchases of assets	(4.2)	(1.5)
Net cash provided by (used in) investing activities	1.3	16.5
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	(45.9)	(62.4)
Repayments on long-term debt	(2.4)	(1.2)
Deferred financing costs	—	(2.6)
Net cash provided by (used in) financing activities	(48.3)	(66.2)

Net increase (decrease) in cash	3.5	(45.4)
Cash, beginning of period	6.3	75.2
Cash, end of period	$9.8	$29.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

1.              Organization, Basis of Presentation and Chapter 11 Proceedings

Organization

Metals USA, Inc., a Delaware corporation, (“Metals USA” or the “Company”) is a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  Approximately 85% of the Company’s revenues are derived from metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of the Company’s revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and improvement industry.  The Company purchases metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, the Company performs the customized, value-added processing services required to meet specifications provided by end-use customers.  The Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  The Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

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

The Emerging Issues Task Force (“EITF”) has proposed Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which would require bifurcation of activities or deliverables in multiple revenue-generating arrangements. The Company does not have any arrangements that fall with in the current scope of this issue; and therefore, the Company believes that this issue as currently contemplated will not have an impact on its financial position or results of operations.

Emergence from Chapter 11 Bankruptcy

Reorganization Plan.  Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of new common stock, par value $.01 per share, (“Common Stock”) in the reorganized Company to discharge and in exchange for $367.3 of unsecured debt, and the financial advisor to Creditors Committee was issued 154,710 shares of Common Stock.  The Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished and holders of such shares received in exchange for such shares, five-year warrants (the “Warrants”) to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share.  Instructions regarding the exchange of the Warrants were delivered to the exchange agent on May 9, 2003.  The Reorganization Plan established the 2002 Long Term Stock Incentive Plan (the “2002 Incentive Plan”) for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under previous stock option plans were cancelled.

Reorganization Expenses.  The Company incurred $6.1 and $9.1 of reorganization expenses associated with the Chapter 11 Proceedings during the three and six months ended June 30, 2002, respectively.  These expenses consisted primarily of professional fees and costs associated with an employee retention plan.  The Company has not incurred any reorganization expenses since emerging from bankruptcy on October 31, 2002, the Effective Date.

2.              Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings Per Share.  SFAS No. 128 requires presentation of “Earnings per Share — Basic” and “Earnings per Share — Diluted”.  Earnings per Share — Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  The Successor Company had outstanding options to purchase 487,500 shares of Common Stock as of June 30, 2003.  These securities were included in the net income calculation for the three and six month periods in 2003 and increased the weighted average number of shares outstanding by 0.1.  The Predecessor Company had outstanding options to purchase shares of Common Stock as of June 30, 2002.  These securities were antidilutive and, accordingly, were not included in the net loss calculation.

3.              Inventories

Inventories consist of the following:

	Successor Company
	June 30, 2003	December 31, 2002
Raw materials —
Plates and Shapes	$67.6	$64.2
Flat Rolled	62.7	100.6
Building Products	15.5	17.7
Total raw materials	145.8	182.5
Work-in-process and finished goods —
Flat Rolled	21.1	17.7
Building Products	24.1	24.5
Total work-in-process and finished goods	45.2	42.2
Total	$191.0	$224.7

Approximately 25% of the Company's inventory is accounted for under the LIFO method of accounting.  The replacement cost of the Company’s inventory as of June 30, 2003 and December 31, 2002 approximated the historical cost of the inventory computed using the LIFO method of valuation.  If the FIFO method had been used for all inventories, net income (loss) would have been unchanged for the periods presented.

4.              Debt

Debt consists of the following:

	Successor Company
	June 30, 2003	December 31, 2002
Borrowings under credit facilities	$66.7	$112.6
Industrial Revenue Bonds (various issues)	5.7	7.9
Mortgage Note	7.3	7.4
Obligations under capital leases and other	0.7	0.8
Total debt	80.4	128.7
Less — current portion of debt	0.4	1.3
Total long-term portion of debt	$80.0	$127.4

The weighted average interest rates under the Company’s credit facilities for the three and six months ended June 30, 2003 and 2002 were 4.75%, 4.54%, 7.52% and 7.37%, respectively.

Credit Facility

On October 31, 2002, the Company entered into its exit financing with a group of lenders (the “Credit Facility”).  The Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The Credit Facility is a revolving credit facility providing up to $200.0 in borrowings and is secured by all of the Company’s receivables, inventories, and intangible property.  Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate.  The Company’s property and equipment are not pledged as security for the loan.  As of June 30, 2003, the Company had $112.7 available to borrow under the Credit Facility.

The Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at the Company’s option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to certain cash payments (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with the Company’s financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The applicable base rate and the LIBOR rate were 4.50% and 1.09% as of June 30, 2003.

The Credit Facility requires the Company to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the Fixed Charge Coverage Ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as the Company’s borrowing base availability is $20.0 or greater, the Company does not have to maintain a minimum Fixed Charge Coverage Ratio.  Should the borrowing base availability fall below $20.0, the Company must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  The Company was in compliance with all of the covenants as of June 30, 2003.

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

6.              Stockholders’ Equity

Common Stock

Under the terms of the Reorganization Plan, the unsecured creditors received 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for approximately $367.3 of unsecured debt, and the financial advisor to holders of general unsecured claims was issued 154,710 shares of Common Stock.  In addition, authorized shares of Common Stock were decreased from 203,122,914 to 200,000,000.

Warrants

Under the terms of the Reorganization Plan, the Company’s Old Common Stock was extinguished and holders of such shares received in exchange for such shares, five-year Warrants to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the Company’s outstanding Common Stock).  The Warrants have an exercise price of $18.50 per share.  Instructions regarding the exchange of the Warrants were delivered to the exchange agent on May 9, 2003.

Stock Based Compensation

The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company and up to 2,015,000 shares of Common Stock was reserved for issuance under the Plan.  On February 24, 2003, the Company issued to its newly hired President (who is also a Director), an option to purchase up to 300,000 shares of Common Stock from the 2002 Incentive Plan of which 100,000 are exercisable at $4.75 per share, 100,000 at $9.50 per share and 100,000 at $14.25 per share.  The option has a term of five years and one-third of the option grant at each respective exercise price will vest on each of the first three anniversaries beginning February 24, 2004.  On April 5, 2003, the Company issued options to the other six Directors for the purchase of up to 187,500 shares of Common Stock from the 2002 Incentive Plan that are exercisable at $3.08 per share.  These options have a term of five years and one-third of the option grant will vest on each of the first three anniversaries beginning November 1, 2003.  The fair value of these option grants is $0.4.  The fair value of these option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	6.0%
Expected life of options	4.0

Options granted during the six months ended June 30, 2003 had a weighted average fair value of $0.81 per option and a weighted average exercise price of $7.03 per option.

The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized.  Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have increased to the following pro forma amounts:

	June 30, 2003
	Three Months Ended	Six Months Ended
Net income, as reported	$2.3	$2.1
Deduct: Compensation determined under fair value based method, net of tax	(0.1)	(0.3)
Pro forma net income	$2.2	$1.8
Net income per share, Basic and Diluted:
As reported	$0.11	$0.10
Pro forma	$0.11	$0.09

7.              Operations Held for Sale

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

	Six Months Ended June 30,
	Successor Company 2003	Successor Company 2002
Statement of Operations Data:
Net sales	$3.4	$148.7
Cost of sales	2.8	117.1
Gross profit	.6	31.6
Operating expenses	.7	31.1
Operating income (loss)	(0.1)	0.5
Provision (benefit) for taxes	—	0.1
Net income (loss)	$(0.1)	$0.4

During the first quarter of 2003, the remaining unsold operating unit, which has been included in assets held for sale since April 2002 and for which the Company has no interested purchasers, was returned to held for use status and the results of operations have been reclassified and included in results of continuing operations for all periods presented.  No assets remain in the assets held for sale category subsequent to March 31, 2003.  Other assets and liabilities, primarily accounts receivable and inventory retained by the Company upon the sale of the associated operating assets, have been reclassified to the appropriate balance sheet accounts as of December 31, 2002.  Sales of property and equipment during the three months ended March 31, 2003, generated proceeds of $5.4.

	Successor Company
	June 30, 2003	December 31, 2002
Assets:
Property and equipment, net	$—	$8.2
Reserves	—	(2.8)
Operations held for sale	$—	$5.4
Liabilities:
Accounts payable and accrued liabilities	—	$0.2
Operations held for sale	$—	$0.2

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

	Six Months Ended June 30,
	Successor Company 2003	Predecessor Company 2002
Net sales	$—	$25.5
Operating loss	—	(1.9)

8.              Supplemental Cash Flow Information

	Six Months Ended June 30,
	Successor Company 2003	Predecessor Company 2002
Cash paid for interest	$3.3	$9.5
Cash refunded for income taxes	(19.4)	(25.2)

9.              Subsequent Event

On July 1, 2003 and July 10, 2003, the Company issued options to certain members of management for the purchase of up to 346,500 shares of Common Stock from the 2002 Incentive Plan that are exercisable at $4.75 per share.  These options have a term of five years and one-third of the option grant will vest on each of the first three anniversaries beginning with their respective issue dates.  The fair value of these option grants is $0.5.  Options granted during July, 2003 had a weighted average fair value of $1.44 per option and a weighted average exercise price of $4.75 per option.

10.       Segment and Related Information

The following table shows summarized financial information for the continuing operations of the Company’s reportable segments.  Amounts applicable to the Predecessor Company in 2002 have been reclassified to reflect operations removed from held for sale classification.  Operating income (loss) by business segment excludes interest expense and reorganization expenses.  Corporate expenses are allocated to the Company’s operating segments.  The negative sales amount under Corporate and Other represents the elimination of intercompany sales.

	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total

	As of and for the Three Months Ended June 30,
2003 (Successor Company):
Net sales	$85.5	$115.8	$45.4	$(4.4)	$242.3
Operating income (loss)	2.5	1.7	4.7	(3.9)	5.0
Capital expenditures	1.2	0.4	0.3	—	1.9
Depreciation and amortization	0.1	—	—	—	0.1

2002 (Predecessor Company):
Net sales	$89.3	$122.4	$45.0	$(7.5)	$249.2
Operating income (loss)	2.1	3.2	6.5	(9.1)	2.7
Capital expenditures	—	0.2	0.1	—	0.3
Depreciation and amortization	0.8	0.8	0.5	0.3	2.4

	As of and for the Six Months Ended June 30,
2003 (Successor Company):
Net sales	$167.9	$232.0	$78.9	$(10.2)	$468.6
Operating income (loss)	4.7	3.7	4.8	(6.6)	6.6
Total assets	104.9	87.0	64.6	85.8	342.3
Capital expenditures	2.8	0.6	0.8	—	4.2
Depreciation and amortization	0.1	—	—	—	0.1

2002 (Predecessor Company):
Net sales	$189.3	$241.2	$77.5	$(14.0)	$494.0
Operating income (loss)	1.7	6.3	6.8	(14.0)	.8
Total assets	147.2	161.6	94.8	100.3	503.9
Capital expenditures	0.2	0.4	0.5	0.1	1.2
Depreciation and amortization	1.4	1.3	1.1	0.5	4.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components.  Approximately 85% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of our revenue is derived from our Building Products Group, which primarily manufactures and distributes aluminum products related to the residential and commercial construction and improvement industry.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

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

Under the terms of the Reorganization Plan, the unsecured creditors will receive, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for approximately $367.3 million of unsecured debt, additionally, the financial advisor to the Creditors Committee was issued 154,710 shares of Common Stock as partial payment for services performed.  Our Old Common Stock, outstanding prior to the Effective Date was extinguished and holders of such shares received in exchange for such shares, five-year Warrants to purchase an aggregate of 3,556,713 shares of our Common Stock (representing 15% of our outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share.  Instructions regarding the exchange of the Warrants were delivered to the exchange agent on May 9, 2003.  On June 4, 2003, our stock began trading on the American Stock Exchange (the “AMEX”) under the ticker symbol “MLT.”  Additionally the Warrants are also trading on the AMEX under the symbol “MLT.WS.”  The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under previous stock option plans were cancelled.  Additionally, the Board of Directors of the reorganized Company was initially reconstituted with six new members with the newly hired President and Chief Executive Officer added as a seventh member on February 24, 2003.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements, and the divested companies as of their respective divestiture dates.  For comparison purposes, the results of operations data for 2003 includes the Successor Company results for the period January 1, 2003 through June 30, 2003 and 2002 includes the Predecessor Company results for the period January 1, 2002 through June 30, 2002.

	Three Months Ended June 30,				Six Months Ended June 30,
	Successor		Predecessor		Successor		Predecessor
	2003	%	2002	%	2003	%	2002	%
	(In millions, except percentages)
Net sales	$242.3	100.0%	$249.2	100.0%	$468.6	100.0%	$494.0	100.0%
Cost of sales	184.1	76.0%	187.4	75.2%	358.5	76.5%	372.7	75.4%
Gross profit	58.2	24.0%	61.8	24.8%	110.1	23.5%	121.3	24.6%
Operating and delivery	30.4	12.5%	30.3	12.2%	59.3	12.7%	63.8	12.9%
Selling, general and administrative	22.7	9.4%	22.9	9.2%	44.1	9.4%	48.9	9.9%
Depreciation and amortization	0.1	—	2.4	1.0%	0.1	—	4.3	0.9%
Asset impairments	—	—	3.5	1.4%	—	—	3.5	0.7%
Operating income	5.0	2.1%	2.7	1.1%	6.6	1.4%	0.8	0.2%
Interest expense	1.6	0.7%	5.1	2.0%	3.3	0.7%	10.4	2.1%
Other (income) expense, net	(0.2)	(0.1)%	0.2	0.1%	(0.2)	—	(0.4)	(0.1)%
Reorganization expenses	—	—	6.1	2.4%	—	—	9.1	1.8%
Loss before income taxes	$3.6	1.5%	$(8.7)	(3.5)%	$3.5	0.7%	$(18.3)	(3.7)%

Consolidated Results — Three Months Ended June 30, 2003 (Successor Company) Compared to June 30, 2002 (Predecessor Company)

Net sales.  Net sales decreased $6.9 million, or 2.8%, from $249.2 million for the three months ended June 30, 2002 to $242.3 million for the three months ended June 30, 2003.  The decrease in net sales was principally due to the sale of certain Plates and Shapes operations that were accounted for under SFAS 121 during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements).  These operations generated sales of $7.9 million in 2002 and none in 2003.  With respect to the Flat Rolled and

Plates and Shapes operation, exclusive of the operations that were sold, the benefit of a 6.5% increase in average realized prices was more than offset by the adverse effect of a 5.8% volume decrease.

Cost of sales.  Cost of sales decreased $3.3 million, or 1.8%, from $187.4 million for the three months ended June 30, 2002, to $184.1 million for the three months ended June 30, 2003.  The decrease in cost of sales was principally due to the sale of certain Plates and Shapes operations described above, which had cost of sales of $5.9 million in 2002 and none in 2003.  With respect to the Flat Rolled and Plates and Shapes operation, exclusive of the operations that were sold, the average cost per ton increased 6.7%, which more than offset the volume decrease.  As a percentage of sales, cost of sales increased from 75.2% in 2002 to 76.0% in the same period in 2003.

Operating and delivery.  Operating and delivery expenses increased $0.1 million, or 0.3%, from $30.3 million for the three months ended June 30, 2002 to $30.4 million for the three months ended June 30, 2003.  Operating and delivery expenses attributable to the sale of certain Plates and Shapes operations described above were $1.3 million in 2002 and none in 2003.  As a percentage of net sales, operating and delivery expenses increased from 12.2% for the three months ended June 30, 2002 to 12.5% for the three months ended June 30, 2003.  This percentage increase was primarily due to increased insurance and employee benefit expenses.

Selling, general and administrative.  Selling, general and administrative expenses decreased $0.2 million, or 0.9%, from $22.9 million for the three months ended June 30, 2002 to $22.7 million for the three months ended June 30, 2003.  Selling, general and administrative expenses attributable to the sale of certain Plates and Shapes operations described above were $1.8 million in 2002 and none in 2003.  As a percentage of net sales, selling, general and administrative expenses increased from 9.2% for the three months ended June 30, 2002 to 9.4% for the three months ended June 30, 2003.  This percentage increase was primarily due to higher insurance costs and, to a lesser extent, severance costs incurred during 2003.

Depreciation and amortization.  Depreciation and amortization expense decreased $2.3 million or 95.8%, from $2.4 million for the three months ended June 30, 2002 to $0.1 million for the three months ended June 30, 2003.  This decrease was due to the application of “Fresh-Start Reporting” that resulted in the reduction in carrying values of all property and equipment to zero as of October 31, 2002, the Effective Date offset by depreciation and amortization expense on capital expenditures since the Effective Date.

Asset impairments.  Asset impairment charges of $3.5 million were recorded in the second quarter of 2002, such amount representing the difference between the estimated sales price and the carrying value of the divested assets.  There were no asset impairment charges during the three months ended June 30, 2003.

Operating income.  Operating income increased $2.3 million, or 85.2%, from $2.7 million for the three months ended June 30, 2002 to $5.0 million for the three months ended June 30, 2003.  The increase in operating income was attributable to the sale of certain Plates and Shapes operations that generated an operating loss of $1.1 million during the three months ended June 30, 2002 and the decrease in depreciation and amortization expense and asset impairments discussed above.  As a percentage of net sales, operating income increased from 1.1% for the three months ended June 30, 2002 to 2.1% for the three months ended June 30, 2003.

Interest expense.  Interest expense decreased $3.5 million, or 68.6%, from $5.1 million for the three months ended June 30, 2002 to $1.6 million for the three months ended June 30, 2003.  The decrease in interest expense was primarily due to decreased debt levels and lower interest rates.

Reorganization expenses.  Reorganization expenses in the amount of $6.1 million for the three months ended June 30, 2002 consist of approximately $4.0 million of professional and trustee fees associated with the Chapter 11 Proceedings and $2.1 million related to employee retention.  The Company has not incurred any reorganization expenses since the emergence from bankruptcy on October 31, 2002.

Consolidated Results — Six Months Ended June 30, 2003 (Successor Company) Compared to June 30, 2002 (Predecessor Company)

Net sales.  Net sales decreased $25.4 million, or 5.1%, from $494.0 million for the six months ended June 30, 2002 to $468.6 million for the six months ended June 30, 2003.  The decrease in net sales was principally due to the sale of certain Plates and Shapes operations that were accounted for under SFAS 121 during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements).  These operations generated sales of $25.5 million in 2002 and none in 2003.  With respect to the Flat Rolled and Plates and Shapes operation, exclusive of the operations that were sold, the benefit of an 8.6% price increase was substantially offset by an 8.2% volume decrease.

Cost of sales.  Cost of sales decreased $14.2 million, or 3.8%, from $372.7 million for the six months ended June 30, 2002, to $358.5 million for the six months ended June 30, 2003.  The decrease in cost of sales was principally due to the sale of certain Plates and Shapes operations described above, which had cost of sales of $19.6 million in 2002 and none in 2003.  With respect to the Flat Rolled and Plates and Shapes operation, exclusive of the operations that were sold, the average cost per ton increased 9.9% which more than offset the volume decrease.  As a percentage of net sales, cost of sales increased from 75.4% in 2002 to 76.5% in the same period in 2003.

Operating and delivery.  Operating and delivery expenses decreased $4.5 million, or 7.1%, from $63.8 million for the six months ended June 30, 2002 to $59.3 million for the six months ended June 30, 2003.  Approximately $3.6 million of the decrease in operating and delivery expenses was due to the sale of certain Plates and Shapes operations.  Lower sales volumes from continuing operations account for the remainder of the decrease.  As a percentage of net sales, operating and delivery expenses decreased from 12.9% in 2002 to 12.7% for the same period in 2003.

Selling, general and administrative.  Selling, general and administrative expenses decreased $4.8 million, or 9.8%, from $48.9 million for the six months ended June 30, 2002 to $44.1 million for the six months ended June 30, 2003.  Approximately $4.2 million of this decrease was due to the sale of certain Plates and Shapes operations described above.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.9% for the six months ended June 30, 2002 to 9.4% for the six months ended June 30, 2003

Depreciation and amortization.  Depreciation and amortization decreased $4.2 million or 97.7%, from $4.3 million for the six months ended June 30, 2002 to $0.1 million for the six months ended June 30, 2003.  This decrease was due to the application of “Fresh-Start Reporting” that resulted in the reduction in carrying values of all property and equipment to zero as of October 31, 2002, the Effective Date, offset by depreciation and amortization expense on capital expenditures since the Effective Date.

Asset impairments.  Asset impairment charges of $3.5 million were recorded in the second quarter of 2002, such amount representing the difference between the estimated sales price and the carrying value of the divested assets.  There were no asset impairment charges during the six months ended June 30, 2003.

Operating income.  Operating income increased $5.8 million, or 725.0%, from $0.8 million for the six months ended June 30, 2002 to $6.6 million for the six months ended June 30, 2003.  The increase in operating income was primarily attributable to the sale of certain Plates and Shapes operations that generated an operating loss of $1.9 million during the six months ended June 30, 2002 and the decrease in selling, general and administrative expenses and depreciation and amortization and asset impairments discussed above.  As a percentage of net sales, operating income increased from 0.2% for the six months ended June 30, 2002 to 1.4% for the six months ended June 30, 2003.

Interest expense.  Interest expense decreased $7.1 million, or 68.3%, from $10.4 million for the six months ended June 30, 2002 to $3.3 million for the six months ended June 30, 2003.  The decrease in interest expense was primarily due to decreased debt levels and lower interest rates.

Reorganization expenses.  Reorganization expenses in the amount of $9.1 million for the six months ended June 30, 2002 consisted of approximately $7.0 million of professional and trustee fees associated with Chapter 11 Proceedings and $2.1 million related to employee retention.  The Company has not incurred any reorganization expenses since the emergence from bankruptcy on October 31, 2002.

Segment Results — Three Months Ended June 30, 2003 (Successor Company) Compared to June 30, 2002 (Predecessor Company)

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	(1) Tons Shipped
2003 (Successor):
Plates and Shapes	$85.5	$83.0	$2.5	$1.2	169
Flat Rolled	115.8	114.1	1.7	0.4	163
Building Products	45.4	40.7	4.7	0.3	—
Corporate and other	(4.4)	(0.5)	(3.9)	—	(9)
Total	$242.3	$237.3	$5.0	$1.9	323

2002 (Predecessor):
Plates and Shapes	$89.3	$87.2	$2.1	$—	156
Flat Rolled	122.4	119.2	3.2	0.2	202
Building Products	45.0	38.5	6.5	0.1	—
Corporate and other	(7.5)	1.6	(9.1)	—	(14)
Total	$249.2	$246.5	$2.7	$0.3	344

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales decreased $3.8 million, or 4.3%, from $89.3 million for the three months ended June 30, 2002 to $85.5 million for the three months ended June 30, 2003.  The decrease in net sales was principally due to the sale of certain Plates and Shapes operations that were accounted for under SFAS 121 during 2002.  These operations generated sales of $7.9 million in 2002 and none in 2003.  Lower average realized prices of 11.6% were partially offset by an 8.3% increase in shipments.  Operating costs and expenses decreased $4.2 million, or 4.8%, from $87.2 million for the three months ended June 30, 2002 to $83.0 million for the three months ended June 30, 2003.  The decrease due to the operations that were sold was $9.0 million, partially offset by higher sales volumes and increased employee benefit costs.  Operating costs and expenses as a percentage of net sales decreased from 97.6% for the three months ended June 30, 2002 to 97.1% for the three months ended June 30, 2003, primarily due to a decrease in the cost of raw materials.  Operating income increased by $0.4 million, or 19.0%, from $2.1 million for the three months ended June 30, 2002 to $2.5 million for the three months ended June 30, 2003.  This increase is primarily due to the sale of certain Plates and Shapes operations during 2002 which had an operating loss of $1.1 million, offset by cost increases described above.  Operating income as a percentage of net sales increased from 2.4% for the three months ended June 30, 2002 to 2.9% for the three months ended June 30, 2003.

Flat Rolled.  Net sales decreased $6.6 million, or 5.4%, from $122.4 million for the three months ended June 30, 2002 to $115.8 million for the three months ended June 30, 2003.  This decrease is primarily due to a 19.3% decline in shipments somewhat offset by a 17.2% increase in average realized sales prices.  Operating costs and expenses decreased $5.1 million, or 4.3%, from $119.2 million for the three months ended June 30, 2002 to $114.1 million for the three months ended June 30, 2003.  This decrease was primarily attributable to lower shipments offset by a 16.9% increase in average cost per ton.  Operating costs and expenses as a percentage of net sales, increased from 97.4% for the three months ended June 30, 2002 to 98.5% for the three months ended June 30, 2003, primarily due to the lower sales volumes.  Operating income decreased by $1.5 million, or 46.9%, from $3.2 million for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003.  This decrease was attributable to lower shipments partially offset by a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating income as a percentage of net sales decreased from 2.6% for the three months ended June 30, 2002 to 1.5% for the three months ended June 30, 2003.

Building Products.  Net sales increased $.4 million, or 0.9%, from $45.0 million for the three months ended June 30, 2002 to $45.4 million for the three months ended June 30, 2003.  Operating costs and expenses increased $2.2 million, or 5.7%, from $38.5 million for the three months ended June 30, 2002 to $40.7 million for the three months ended June 30, 2003.  This increase was primarily due to higher cost of raw materials and increased insurance and employee benefit expenses.  Operating costs and expenses as a percentage of net sales increased from 85.6% for the three months ended June 30, 2002 to 89.6% for the three months ended June 30, 2003.  Operating income decreased by $1.8 million, or 27.7%, from $6.5 million for the three months ended June 30, 2002 to $4.7 million for the three months ended June 30, 2003.  This decrease was primarily due to higher cost of raw materials partially offset by lower depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating income as a percentage of net sales decreased from 14.4% for the three months ended June 30, 2002 to 10.4% for the three months ended June 30, 2003.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charges. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss decreased $5.2 million, from $9.1 million for the three months ended June 30, 2002 to $3.9 million for the three months ended June 30, 2003.  This decrease was primarily attributable to a decrease in the medical and property and casualty insurance costs, the majority of which have been allocated to the product groups in 2003.  Additionally, the reduction in costs includes decreased depreciation and asset impairment expenses.

Segment Results — Six Months Ended June 30, 2003 (Successor Company) Compared to June 30, 2002 (Predecessor Company)

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	(1) Tons Shipped
2003 (Successor):
Plates and Shapes	$167.9	$163.2	$4.7	$2.8	318
Flat Rolled	232.0	228.3	3.7	0.6	328
Building Products	78.9	74.1	4.8	0.8	—
Corporate and other	(10.2)	(3.6)	(6.6)	—	(19)
Total	$468.6	$462.0	$6.6	$4.2	627

2002 (Predecessor):
Plates and Shapes	$189.3	$187.6	$1.7	$0.2	316
Flat Rolled	241.2	234.9	6.3	0.4	400
Building Products	77.5	70.7	6.8	0.5	—
Corporate and other	(14.0)	—	(14.0)	0.1	(28)
Total	$494.0	$493.2	$0.8	$1.2	688

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales decreased $21.4 million, or 11.3%, from $189.3 million for the six months ended June 30, 2002 to $167.9 million for the six months ended June 30, 2003.  The decrease in net sales was principally due to the sale of certain Plates and Shapes operations that were accounted for under SFAS 121 during 2002.  These operations generated sales of $25.5 million in 2002 and none in 2003.  Excluding the operations that were sold, shipments increased by 2.2% and average realized sales prices increased by 0.2%.  Operating costs and expenses decreased $24.4 million, or 13.0%, from $187.6 million for the six months ended June 30, 2002 to $163.2 million for the six months ended June 30, 2003.  The decrease due to the operations that were sold was $27.4 million partially offset by higher cost of materials and, to a lesser extent, higher insurance and employee benefit costs.  Operating costs and expenses as a percentage of net sales decreased from 99.1% for the six months ended June 30, 2002 to 97.2% for the six months ended June 30, 2003.  Operating income increased by $3.0 million, or 176.5%, from $1.7 million for the six months ended June 30, 2002 to $4.7 million for the six months ended June 30, 2003.  This increase is primarily due to the sale of certain Plates and Shapes operations during 2002 which had an operating loss of $1.9 million.  Operating income as a percentage of net sales increased from 0.9% for the six months ended June 30, 2002 to 2.8% for the six months ended June 30, 2003.

Flat Rolled.  Net sales decreased $9.2 million, or 3.8%, from $241.2 million for the six months ended June 30, 2002 to $232.0 million for the six months ended June 30, 2003.  This decrease is primarily due to a 18.0% decline in shipments somewhat offset by a 17.3% increase in average realized prices for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  Operating costs and expenses decreased $6.6 million, or 2.8%, from $234.9 million for the six months ended June 30, 2002 to $228.3 million for the six months ended June 30, 2003.  This decrease was attributable to lower shipments and a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating costs and expenses as a percentage of net sales, increased from 97.4% for the six months ended June 30, 2002 to 98.4% for the six months ended June 30, 2003, primarily due to an 18.6%

increase in average cost per ton and higher insurance and employee benefit expenses.  Operating income decreased by $2.6 million, or 41.3%, from $6.3 million for the six months ended June 30, 2002 to $3.7 million for the six months ended June 30, 2003. This decrease was attributable to lower shipments partially offset by a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating income as a percentage of net sales decreased from 2.6% for the six months ended June 30, 2002 to 1.6% for the six months ended June 30, 2003.

Building Products.  Net sales increased $1.4 million, or 1.8%, from $77.5 million for the six months ended June 30, 2002 to $78.9 million for the six months ended June 30, 2003.  The increase in net sales was principally due to increased demand for these products.  Operating costs and expenses increased $3.4 million, or 4.8%, from $70.7 million for the six months ended June 30, 2002 to $74.1 million for the six months ended June 30, 2003. This was due to higher cost of raw materials and increased insurance and employee benefit expenses.  Operating costs and expenses as a percentage of net sales increased from 91.2% for the six months ended June 30, 2002 to 93.9% for the six months ended June 30, 2003.  Operating income decreased by $2.0 million, or 29.4%, from $6.8 million for the six months ended June 30, 2002 to $4.8 million for the six months ended June 30, 2003.  Operating income as a percentage of net sales decreased from 8.8% for the six months ended June 30, 2002 to 6.1% for the six months ended June 30, 2003.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as asset impairment charges.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss decreased $7.4 million, from $14.0 million for the six months ended June 30, 2002 to $6.6 million for the six months ended June 30, 2003.  This decrease was primarily attributable to a decrease in the medical and property and casualty insurance costs, the majority of which have been allocated to the product groups in 2003.  Additionally, the reduction in costs includes decreased depreciation and asset impairment expenses.

Liquidity and Capital Resources

The primary source of liquidity is our working capital. The two primary components of working capital are accounts receivable and inventory.  We supplement working capital requirements as needed with borrowings under our Credit Facility.  Generally, accounts receivable are collected within 45 to 60 days from invoice date and our inventory “turns” about four times per year.  At June 30, 2003, we had available cash of $9.8 million and working capital of $269.3 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 29.6% at June 30, 2003; which we believe places our Company in a competitive financial position with our peers.  At December 31, 2002, we had available cash of $6.3 million and working capital of $313.5 million, including $5.2 million of net assets related to the operations held for sale.  Our borrowing availability at June 30, 2003 was $112.7 million.  Borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At July 23, 2003, we had $64.1 million drawn and an additional borrowing availability of $112.8 million.

Net cash provided by operations was $50.5 million for the six months ended June 30, 2003 and consisted of $50.8 million provided by continuing operations, principally from the reduction in inventories, and $0.3 million used by discontinued operations.  With respect to the Predecessor Company, net cash provided by operations was $4.3 million for the six months ended June 30, 2002 and consisted of $4.9 million provided by continuing operations and $0.6 million used by discontinued operations.

Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2003 and consisted of $5.5 million from sales of assets, partially offset by purchases of assets of $4.2 million.  With respect to the Predecessor Company, net cash provided by investing activities was $16.5 million for the six months ended June 30, 2002 and consisted of $18.0 million from sales of assets, partially offset by purchases of assets of $1.5 million.

Net cash used in financing activities was $48.3 million for the six months ended June 30, 2003 and consisted of net repayments of borrowings on the credit facilities of $45.9 million and other long-term debt of $2.4 million.  With respect to the Predecessor Company, net cash used by financing activities was $66.2 million for the six months ended June 30, 2002 and consisted of net repayments of borrowings from credit facilities of $62.4 million, net repayments on other long-term debt of $1.2 million and $2.6 million of debt issuance costs incurred on the debtor-in-possession credit facility (the “DIP Financing”) put in place during the Chapter 11 Proceedings.

Financing Activities

On October 31, 2002, we executed our Credit Facility with a group of lenders.  The Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The DIP Financing was retired with borrowings under the Credit Facility.  The Credit Facility provides for a revolving credit facility providing up to $200.0 million in borrowings and is secured by all of our receivables, inventories, and intangible property.  Borrowings under the Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 million in the aggregate. Our property and equipment are not pledged as security for the loan.

The Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to certain cash payments (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the Credit Facility and varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The base and LIBOR rates were 4.50% and 1.11% as of July 24, 2003.

The Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the Fixed Charge Coverage Ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The Credit Facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our borrowing base availability is $20.0 million or greater, we do not have to maintain a minimum Fixed Charge Coverage Ratio.  Should the borrowing base availability fall below $20.0 million, we must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  We were in compliance with all covenants as of June 30, 2003 and July 24, 2003.

Investing Activities

During 2002, we announced planned divestitures of 11 business units that subsequently resulted in a significant downsizing of our Company.  These divestitures were a part of our Reorganization Plan. These divestitures, along with previously announced divestitures, generated net proceeds of approximately $90.0 million during 2002 and an additional $5.4 million in 2003.  These divestitures represented $3.4 million and $148.7 million of our revenues and $0.1 million of operating loss and $0.5 million of operating income for the six months ended June 30, 2003 and 2002, respectively.

During the first quarter of 2003, we elected to retain the remaining unsold operating unit that has been included in assets held for sale since April 2002.  As a result, this operating unit has been returned to held for use status and the results of operations have been reclassified and included in results of continuing operations for all periods presented.  No assets remain in the assets held for sale category subsequent to March 31, 2003.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2003.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.

The Company and its subsidiaries are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  The Company believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Industry Trends

The steel industry has declined substantially since the later part of 1999.  During early 2002, prices for certain steel products in the U.S. had reached a 20-year low, and an estimated 32 steel producers had filed for bankruptcy protection over the last five years.  Effective March 20, 2002, the U.S. government increased tariffs between 8% and 30% on most imported steel products.  The purpose of these increases was to assist the financially troubled U.S. steel industry.  These increased tariffs are intended primarily for the benefit of steel producers.  We do not produce any steel; however, we generally benefit from rising steel prices.  Subsequent to the implementation of the tariffs in 2002 steel prices increased.

The tariffs did not apply to a number of products sold by our Plates and Shapes Group.  For example, the recommendations for protection of the domestic steel industry did not include any tariff protection for wide-flange beams, which is one of the principal products sold by our Plates and Shapes Group.  Steel prices relating to products sold by our Plates and Shapes Group did not experience dramatic price increases as was seen in the flat rolled steel markets during 2002.  On the contrary, the absence of a significant tariff impact plus the weakening domestic construction and fabrication industry has led to price erosion across most structural product lines.

During the later stages of the quarter ended December 31, 2002 and throughout the six months ended June 30, 2003, revenue-producing activities weakened as manufacturing and construction activity continued to slow.  Our Flat Rolled and Plates and Shapes Groups have experienced weak demand for its products due to a slowdown in the construction and manufacturing industries, moreover the war in Iraq added further uncertainty in the market as overall demand has continued to decline.  The lower demand has weakened net margins for our Flat Rolled and Plates and Shapes Groups.  We expect the trend of lower volumes which will continue to place pressure on margins in these segments throughout 2003.  Our Building Products Group experienced its normal seasonal slowdown of construction during the winter months. We expect the Building Products Group sales to trend higher during the warmer months and continued strength in this market as long as interest rates remain low and the home improvement and building industries remain stable.

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

The Emerging Issues Task Force (“EITF”) has proposed Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which would require bifurcation of activities or deliverables in multiple revenue-generating arrangements. The Company does not have any arrangements that fall within the current scope of this issue; and therefore, the Company believes that this issue as currently contemplated will not have an impact on its financial position or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our Credit Facility.  The outstanding balance of $64.1 million as of July 23, 2003 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $0.6 million per annum.

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

ITEM 5.                 OTHER INFORMATION

Effective June 16, 2003, Mr. Robert J. McCluskey was named President of the Flat Rolled Group and a Senior Vice President of the Company.  Mr. McCluskey has served as Senior Vice President of Finance for the Flat Rolled Group since 2000.  Additionally, Mr. McCluskey served in various financial and management positions within the Company since it was founded in 1997.

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

21*	List of Subsidiaries of the Company.
99.1*	Informational Addendum Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (not filed pursuant to Securities Exchange Act of 1934).

* Filed herewith.

b.               Reports on Form 8-K:

April 11, 2003 – Other Events – Craig R. Doveala resigned as Senior Vice President and President of the Flat Rolled Group.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: July 25, 2003	By:	/s/	TERRY L. FREEMAN
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

Date: July 25, 2003

By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves
President and Chief Executive Officer

CERTIFICATIONS

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

Date: July 25, 2003

By:	/s/ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President and Chief Financial Officer