Form 10-Q/A
period 2003-06-30
METALS USA INC
filed 2003-08-14
CIK 1038363

FORM 10-Q/A

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

ITEM 4.                       CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, as of the end of the period covered by this report, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

21*	List of Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer, dated August 14, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, dated August 14, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, dated August 14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, dated August 14, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed.

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

METALS USA, INC.

Date: August 14, 2003	By:	/s/	TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President and Chief Financial Officer