Form 10-Q
period 2003-09-30
METALS USA INC
filed 2003-10-30
CIK 1038363

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding at October 24, 2003:  20,154,710

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

METALS USA, INC. AND SUBSIDIARIES

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	Successor Company
	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$10.4	$6.3
Accounts receivable, net of allowance of $7.3 and $8.5, respectively	128.3	113.2
Inventories	198.2	224.7
Prepaid expenses and other	4.3	19.9
Operations held for sale	—	5.4
Total current assets	341.2	369.5
Property and equipment, net	9.0	0.5
Other assets, net	3.6	3.7
Total assets	$353.8	$373.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33.7	$24.6
Accrued liabilities	32.6	29.9
Income taxes payable	0.4	—
Current portion of long-term debt	0.4	1.3
Operations held for sale	—	0.2
Total current liabilities	67.1	56.0
Long-term debt, less current portion	82.7	127.4
Other long-term liabilities	7.3	1.3
Total liabilities	157.1	184.7
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,154,710 shares issued and outstanding	0.2	0.2
Additional paid-in capital	194.9	192.1
Retained earnings (deficit)	1.6	(3.3)
Total stockholders’ equity	196.7	189.0
Total liabilities and stockholders’ equity	$353.8	$373.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor Company 2003	Predecessor Company 2002	Successor Company 2003	Predecessor Company 2002
Revenues:
Net sales	$245.1	$238.8	$713.7	$732.8
Cost of sales	185.5	180.2	544.0	553.0
Gross profit	59.6	58.6	169.7	179.8
Operating costs and expenses:
Operating and delivery	31.6	28.7	90.9	92.4
Selling, general and administrative	21.9	20.9	66.1	69.8
Depreciation and amortization	0.2	2.2	0.3	6.5
Asset impairments	—	(0.4)	—	3.1
Operating income	5.9	7.2	12.4	8.0
Other (income) expense:
Interest expense	1.1	4.4	4.4	14.8
Other (income) expense, net	0.1	(0.2)	(0.2)	(0.6)
Reorganization expenses	—	10.7	—	19.8
Income (loss) before income taxes and discontinued operations	4.7	(7.7)	8.2	(26.0)
Provision (benefit) for income taxes	1.9	(3.6)	3.2	(7.6)
Income (loss) before discontinued operations	2.8	(4.1)	5.0	(18.4)
Discontinued operations, net of taxes	—	(0.9)	(0.1)	(0.8)
Net income (loss)	$2.8	$(5.0)	$4.9	$(19.2)

Net income (loss) per share – basic and diluted:
Before discontinued operations	$.14	$(.11)	$.25	$(.50)
Discontinued operations	—	(.03)	(.01)	(.03)
Total	$.14	$(.14)	$.24	$(.53)

Number of common shares used in the per share calculations:
Basic and Diluted	20.2	36.5	20.2	36.5

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	Successor Company 2003	Predecessor Company 2002
Cash flows from operating activities:
Net income (loss)	$4.9	$(19.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	0.1	0.8
Asset impairments and integration	—	3.1
Gain on sale of property and equipment	(0.1)	(0.4)
Provision for bad debts	2.1	3.3
Amortization of deferred financing costs	0.5	—
Depreciation and amortization	0.3	6.5
Changes in operating assets and liabilities, net of non-cash transactions:
Accounts receivable	(17.3)	(20.0)
Inventories	26.5	(36.2)
Prepaid expenses and other	15.2	(2.4)
Accounts payable and accrued liabilities	18.5	9.4
Income taxes payable	0.4	17.2
Other operating	2.2	1.7
Net cash provided by (used in) continuing operating activities	53.3	(36.2)
Net cash provided by (used in) discontinued operating activities	(0.3)	34.2
Net cash provided by (used in) operations	53.0	(2.0)
Cash flows from investing activities:
Sale of assets	5.5	80.3
Purchases of assets	(8.8)	(2.2)
Net cash provided by (used in) investing activities	(3.3)	78.1
Cash flows from financing activities:
Net borrowings on DIP Financing	—	167.2
Net borrowings (repayments) on credit facilities	(43.1)	(278.2)
Repayments on long-term debt	(2.5)	(1.7)
Deferred financing costs	—	(2.6)
Net cash provided by (used in) financing activities	(45.6)	(115.3)

Net increase (decrease) in cash	4.1	(39.2)
Cash, beginning of period	6.3	72.4
Cash, end of period	$10.4	$33.2

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

As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to that date relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets that require divestitures be excluded from results of continuing operations for all periods presented.

The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the financial statements included herein should be reviewed in conjunction with the Company’s audited consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 21, 2002.  Any capitalized terms used but not specifically defined herein have the same meaning given to them in the Form 10-K.

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

Emergence from Chapter 11 Bankruptcy

Reorganization Plan.  Under the terms of the Reorganization Plan, the unsecured creditors received, upon resolution of all disputed creditor claims, 20,000,000 shares of new common stock, par value $.01 per share, (“Common Stock”) in the reorganized Company to discharge and in exchange for $370.7 of unsecured debt, and the financial advisor to Creditors Committee was issued 154,710 shares of Common Stock.  The final distribution to the unsecured creditors was completed on October 6, 2003.  The Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished and holders of such shares received in exchange for such shares, five-year warrants (the “Warrants”) to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share.  Instructions regarding the exchange of the Warrants were delivered to the exchange agent on May 9, 2003.  The Reorganization Plan established the 2002 Long Term Stock Incentive Plan (the “2002 Incentive Plan”) for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All previously outstanding options of the Company that had been issued under previous stock option plans were cancelled.

Reorganization Expenses.  The Company incurred $10.7 and $19.8 of reorganization expenses associated with the Chapter 11 Proceedings during the three and nine months ended September 30, 2002, respectively.  These expenses consisted primarily of professional fees and costs associated with an employee retention plan.

2.              Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), Earnings Per Share.  SFAS No. 128 requires presentation of “Earnings per Share — Basic” and “Earnings per Share — Diluted”.  Earnings per Share — Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  The Successor Company had outstanding options to purchase 840,000 shares of Common Stock as of September 30, 2003.  To the extent these securities were dilutive, they were included in the calculation for the three and nine month periods in 2003 with no affect on the weighted average number of shares outstanding.  The Predecessor Company had outstanding options to purchase shares of Common Stock as of September 30, 2002.  These securities were antidilutive and, accordingly, were not included in the net loss calculation.

3.              Inventories

Inventories consist of the following:

	Successor Company
	September 30, 2003	December 31, 2002
Raw materials —
Plates and Shapes	$77.7	$64.2
Flat Rolled	61.5	100.6
Building Products	15.6	17.7
Total raw materials	154.8	182.5
Work-in-process and finished goods—
Flat Rolled	19.2	17.7
Building Products	24.2	24.5
Total work-in-process and finished goods	43.4	42.2
Total	$198.2	$224.7

Approximately 13% of the Company’s inventory is accounted for under the LIFO method of accounting.  The replacement cost of the Company’s inventory as of September 30, 2003 and December 31, 2002 approximated the historical cost of the inventory computed using the LIFO method of valuation.  If the FIFO method had been used for all inventories, net income (loss) would have been unchanged for the periods presented.

4.              Debt

Debt consists of the following:

	Successor Company
	September 30, 2003	December 31, 2002
Borrowings under credit facilities	$69.5	$112.6
Industrial Revenue Bonds (various issues)	5.7	7.9
Mortgage Note	6.9	7.4
Obligations under capital leases and other	1.0	0.8
Total debt	83.1	128.7
Less — current portion of debt	0.4	1.3
Total long-term portion of debt	$82.7	$127.4

The weighted average interest rates under the Company’s credit facilities for the three and nine months ended September 30, 2003 and 2002 were 4.34%, 4.46%, 7.40% and 7.38%, respectively.

Credit Facility

On October 31, 2002, the Company entered into its exit financing with a group of lenders (the “Credit Facility”).  The Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms.  The Credit Facility is a revolving credit facility providing up to $200.0 in borrowings and is secured by all of the Company’s receivables, inventories, and intangible property.  Borrowings under the

Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate.  The Company’s property and equipment are not pledged as security for the loan.  As of September 30, 2003, the Company had $110.7 available to borrow under the Credit Facility.

The Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at the Company’s option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to certain cash payments (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with the Company’s financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The applicable base rate and LIBOR rate was 4.25% and 1.12%, respectively, as of September 30, 2003.

The Credit Facility requires the Company to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the Fixed Charge Coverage Ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as the Company’s borrowing base availability is $20.0 or greater, the Company does not have to maintain a minimum Fixed Charge Coverage Ratio.  Should the borrowing base availability fall below $20.0, the Company must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  The Company was in compliance with all of the covenants as of September 30, 2003.

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

6.              Stockholders’ Equity

Common Stock

Under the terms of the Reorganization Plan, the unsecured creditors received 20,000,000 shares of Common Stock in the reorganized Company to discharge, and in exchange for, approximately $370.7 of unsecured debt, and the financial advisor to holders of general unsecured claims was issued 154,710 shares of Common Stock.  In addition, authorized shares of Common Stock were decreased from 203,122,914 to 200,000,000.

Warrants

Under the terms of the Reorganization Plan, the Company’s Old Common Stock was extinguished and holders of such shares received in exchange for such shares, five-year Warrants to purchase an aggregate of

3,556,713 shares of the Common Stock (representing 15% of the Company’s outstanding Common Stock).  The Warrants have an exercise price of $18.50 per share and expire on October 31, 2007.

Stock Based Compensation

The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company and up to 2,015,000 shares of Common Stock were reserved for issuance under the Plan.  Options granted under the Plan are issued at or above the closing price on the date of the grant.  On February 24, 2003, the Company issued to its newly hired President (who is also a Director) options to purchase up to 300,000 shares of Common Stock from the 2002 Incentive Plan of which 100,000 are exercisable at $4.75 per share, 100,000 at $9.50 per share and 100,000 at $14.25 per share.  The options have a term of five years and one-third of the option grant at each respective exercise price will vest on each of the first three anniversaries beginning February 24, 2004.  On April 5, 2003, the Company issued options to the other six Directors for the purchase of up to 187,500 shares of Common Stock from the 2002 Incentive Plan that are exercisable at $3.08 per share.  These options have a term of five years and one-third of the option grant will vest on each of the first three anniversaries beginning November 1, 2003.  On July 1, 2003 and July 10, 2003, the Company issued options to certain members of management for the purchase of up to 346,500 shares of Common Stock from the 2002 Incentive Plan that are exercisable at $4.75 per share.  These options have a term of five years and one-third of the option grant will vest on each of the first three anniversaries beginning with their respective issue dates.  On September 18, 2003, the Company issued options to certain members of management for the purchase of up to 6,000 shares of Common Stock from the 2002 Incentive Plan that are exercisable at $7.00 per share.  These options have a term of five years and one-third of the option grant will vest on each of the first three anniversaries beginning September 18, 2004.  The fair value of these option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	2.4 - 3.2%
Expected life of options	4.0

The following table provides information for options granted during the three and nine months ended September 30, 2003:

	September 30, 2003
	Three Months Ended	Nine Months Ended
Fair value of options granted	$0.4	$0.8
Weighted average fair value per option granted	$1.27	$.94
Weighted average exercise price per option granted	$4.79	$6.09

The Company accounts for its stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized.  Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net income and net income per share would have decreased to the following pro forma amounts:

	September 30, 2003
	Three Months Ended	Nine Months Ended
Net income, as reported	$2.8	$4.9
Deduct: Compensation determined under fair value based method, net of tax	(0.1)	(0.1)
Pro forma net income	$2.7	$4.8
Net income per share, Basic and Diluted:
As reported	$0.14	$0.24
Pro forma	$0.13	$0.24

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

	Nine Months Ended September 30,
	Successor Company 2003	Successor Company 2002
Statement of Operations Data:
Net sales	$3.4	$204.4
Cost of sales	2.8	160.7
Gross profit	.6	43.7
Operating expenses	.7	44.4
Operating income (loss)	(0.1)	(0.7)
Provision (benefit) for taxes	—	(0.1)
Net income (loss)	$(0.1)	$(0.8)

During the first quarter of 2003, the remaining unsold operating unit, which had been included in assets held for sale since April 2002 and for which the Company had no interested purchasers, was returned to held for use status and the results of operations have been reclassified and included in results of continuing operations for all periods presented.  No assets remain in the assets held for sale category subsequent to March 31, 2003.  Sales of property and equipment during the three months ended March 31, 2003, generated proceeds of $5.4.

	Successor Company
	September 30, 2003	December 31, 2002
Assets:
Property and equipment, net	$—	$8.2
Reserves	—	(2.8)
Operations held for sale	$—	$5.4
Liabilities:
Accounts payable and accrued liabilities	—	$0.2
Operations held for sale	$—	$0.2

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

	Nine Months Ended September 30,
	Successor Company 2003	Predecessor Company 2002
Net sales	$—	$30.7
Operating loss	—	(2.7)

8.              Supplemental Cash Flow Information

	Nine Months Ended September 30,
	Successor Company 2003	Predecessor Company 2002
Cash paid for interest	$4.2	$13.5
Cash refunded for income taxes	(19.4)	(25.2)

9.              Segment and Related Information

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

	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total
	As of and for the Three Months Ended September 30,
2003 (Successor Company):
Net sales	$91.3	$112.2	$46.8	$(5.2)	$245.1
Operating income (loss)	3.2	1.7	5.1	(4.1)	5.9
Capital expenditures	2.4	1.6	0.6	—	4.6
Depreciation and amortization	0.2	—	—	—	0.2

2002 (Predecessor Company):
Net sales	$84.5	$117.1	$43.1	$(5.9)	$238.8
Operating income (loss)	3.3	3.9	4.7	(4.7)	7.2
Capital expenditures	0.1	0.3	0.3	—	0.7
Depreciation and amortization	0.6	0.7	0.6	0.3	2.2

	As of and for the Nine Months Ended September 30,
2003 (Successor Company):
Net sales	$259.2	$344.2	$125.7	$(15.4)	$713.7
Operating income (loss)	7.9	5.2	9.9	(10.6)	12.4
Total assets	112.3	84.3	66.1	91.1	353.8
Capital expenditures	5.2	2.2	1.4	—	8.8
Depreciation and amortization	0.2	—	0.1	—	0.3

2002 (Predecessor Company):
Net sales	$273.7	$358.2	$120.7	$(19.8)	$732.8
Operating income (loss)	5.5	10.7	11.6	(19.8)	8.0
Total assets	129.6	172.6	100.6	119.9	522.7
Capital expenditures	0.4	0.7	0.8	0.1	2.0
Depreciation and amortization	2.0	2.1	1.6	0.8	6.5

METALS USA, INC. AND SUBSIDIARIES

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

Chapter 11 Proceedings

On November 14, 2001, the Predecessor Company voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S Bankruptcy Court, Southern District of Texas and began operating our business as debtors-in-possession pursuant to the Bankruptcy Code.  The Predecessor Company emerged from bankruptcy on October 31, 2002.  As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for Impairment or Disposal of Long-Lived Assets that requires divestitures be excluded from results of continuing operations for all periods presented.

On June 21, 2002, the Predecessor Company reached an agreement with the Creditors Committee on the terms of the Reorganization Plan and subsequently filed such plan along with its disclosure statement with the Bankruptcy Court on August 27, 2002.  The Bankruptcy Court held a hearing approving the disclosure statement and the Reorganization Plan on September 18, 2002 and, after receiving a majority of the vote from the claim holders, the Bankruptcy Court confirmed the Reorganization Plan on October 18, 2002.  As a result, the Predecessor Company was permitted to consummate the transactions described in the Reorganization Plan and emerge from bankruptcy on October 31, 2002, the Effective Date.

Under the terms of the Reorganization Plan, the unsecured creditors received, upon resolution of all disputed creditor claims, 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for approximately $370.7 million of unsecured debt, additionally, the financial advisor to the Creditors Committee was issued 154,710 shares of Common Stock as partial payment for services performed.  The final distribution to the unsecured creditors was completed on October 6, 2003.  Our Old Common Stock, outstanding prior to the Effective Date was extinguished and holders of such shares received in exchange for such shares, five-year Warrants to purchase an aggregate of 3,556,713 shares of our Common Stock (representing 15% of our outstanding Common Stock upon exercise).  The Warrants have an exercise price of $18.50 per share and expire on October 31, 2007.  On June 4, 2003, our stock began trading on the American Stock Exchange (the “AMEX”) under the ticker symbol “MLT.”  Additionally the Warrants are also trading on the AMEX under the symbol “MLT.WS.”  The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of the newly reorganized Company.  Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan.  All outstanding options of the Predecessor Company that had been issued under previous stock option plans were cancelled.  Additionally, the Board of Directors of the reorganized Company was initially reconstituted with six new members with the newly hired President and Chief Executive Officer added as a seventh member on February 24, 2003.

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

Results of Operations

The following unaudited consolidated financial information reflects the historical financial statements, and the divested companies as of their respective divestiture dates.  For comparison purposes, the results of operations data for 2003 reflects the Successor Company results for the three and nine months ended September 30, 2003 and 2002 reflects the Predecessor Company results for the three and nine months ended September 30, 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor		Predecessor		Successor		Predecessor
	2003	%	2002	%	2003	%	2002	%
	(In millions, except percentages)
Net sales	$245.1	100.0%	$238.8	100.0%	$713.7	100.0%	$732.8	100.0%
Cost of sales	185.5	75.7%	180.2	75.5%	544.0	76.2%	553.0	75.5%
Gross profit	59.6	24.3%	58.6	24.5%	169.7	23.8%	179.8	24.5%
Operating and delivery	31.6	12.9%	28.7	12.0%	90.9	12.7%	92.4	12.6%
Selling, general and administrative	21.9	8.9%	20.9	8.8%	66.1	9.3%	69.8	9.5%
Depreciation and amortization	0.2	0.1%	2.2	0.9%	0.3	—	6.5	0.9%
Asset impairments	—	—	(0.4)	(0.2)%	—	—	3.1	0.4%
Operating income	5.9	2.4%	7.2	3.0%	12.4	1.7%	8.0	1.1%
Interest expense	1.1	0.4%	4.4	1.8%	4.4	0.6%	14.8	2.0%
Other (income) expense, net	0.1	—	(0.2)	(0.1)%	(0.2)	—	(0.6)	(0.1)%
Reorganization expenses	—	—	10.7	4.5%	—	—	19.8	2.7%
Income (loss) before income taxes	$4.7	1.9%	$(7.7)	(3.2)%	$8.2	1.1%	$(26.0)	(3.5)%

Consolidated Results — Three Months Ended September 30, 2003 (Successor Company) Compared to

September 30, 2002 (Predecessor Company)

Net sales.  Net sales increased $6.3 million, or 2.6%, from $238.8 million for the three months ended September 30, 2002 to $245.1 million for the three months ended September 30, 2003.  Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements), net sales increased $11.5 million, principally due to increased volumes in the Plates and Shapes and Building Products operations partially offset by a decrease in volumes in the Flat Rolled operations.  With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the benefit of a 5.5% volume increase was partially offset by a 1.4% price decrease.

Cost of sales.  Cost of sales increased $5.3 million, or 2.9%, from $180.2 million for the three months ended September 30, 2002, to $185.5 million for the three months ended September 30, 2003.  Exclusive of the operations that were sold during 2002, cost of sales increased $8.9 million, principally due to higher volumes in the Plates and Shapes and Building Products operations partially offset by a decrease in volumes in the Flat Rolled operations.  With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the average cost per ton decreased 0.9%, which was more than offset by a 5.5% volume increase.  As a percentage of sales, cost of sales increased from 75.5% in 2002 to 75.7% in the same period in 2003.

Operating and delivery.  Operating and delivery expenses increased $2.9 million, or 10.1%, from $28.7 million for the three months ended September 30, 2002 to $31.6 million for the three months ended September 30, 2003.  The increase in operating and delivery expenses, exclusive of the operations that were sold, was $3.7 million and was principally due to higher volumes in the Plates & Shapes and Building Products operations.  As a percentage of net sales, operating and delivery expenses increased from 12.0% for the three months ended September 30, 2002 to 12.9% for the three months ended September 30, 2003.  This percentage increase was primarily due to increased insurance and employee benefit expenses.

Selling, general and administrative.  Selling, general and administrative expenses increased $1.0 million, or 4.8%, from $20.9 million for the three months ended September 30, 2002 to $21.9 million for the three months ended September 30, 2003.  Exclusive of the operations that were sold, selling, general and administrative costs increased $2.6 million primarily due to increased employee benefit costs.  As a percentage of net sales, selling, general and administrative expenses increased from 8.8% for the three months ended September 30, 2002 to 8.9% for the three months ended September 30, 2003.  This percentage increase was primarily due to higher insurance costs incurred during 2003.

Depreciation and amortization.  Depreciation and amortization expense decreased $2.0 million or 90.9%, from $2.2 million for the three months ended September 30, 2002 to $0.2 million for the three months ended September 30, 2003.  This decrease was due to the application of “Fresh-Start Reporting” that resulted in the reduction in carrying values of all property and equipment to zero as of October 31, 2002, the Effective Date offset by depreciation and amortization expense on capital expenditures since the Effective Date.

Asset impairments.  Asset impairment charges of $0.4 million were reversed in the third quarter of 2002, such amount representing the difference between the estimated sales price and the carrying value of the divested assets.  There were no asset impairment charges during the three months ended September 30, 2003.

Operating income.  Operating income decreased $1.3 million, or 18.1%, from $7.2 million for the three months ended September 30, 2002 to $5.9 million for the three months ended September 30, 2003.  As a percentage of net sales, operating income decreased from 3.0% for the three months ended September 30, 2002 to 2.4% for the three months ended September 30, 2003.

Interest expense.  Interest expense decreased $3.3 million, or 75.0%, from $4.4 million for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003.  The decrease in interest expense was primarily due to decreased debt levels and lower interest rates.

Reorganization expenses.  Reorganization expenses in the amount of $10.7 million for the three months ended September 30, 2002 consist of approximately $7.3 million of professional and trustee fees associated with the Chapter 11 Proceedings and $3.4 million related to employee retention expenses.  The Company has not incurred any reorganization expenses since the emergence from bankruptcy on October 31, 2002.

Consolidated Results — Nine Months Ended September 30, 2003 (Successor Company) Compared to

September 30, 2002 (Predecessor Company)

Net sales.  Net sales decreased $19.1 million, or 2.6%, from $732.8 million for the nine months ended September 30, 2002 to $713.7 million for the nine months ended September 30, 2003.  Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements), net sales increased $11.6 million due to increased volumes in the Plates and Shapes and Building Products operations, partially offset by decreased volumes in the Flat Rolled operation.  With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the benefit of a 5.3% price increase was substantially offset by a 3.9% volume decrease.

Cost of sales.  Cost of sales decreased $9.0 million, or 1.6%, from $553.0 million for the nine months ended September 30, 2002, to $544.0 million for the nine months ended September 30, 2003.  Exclusive of the operations that were sold during 2002, cost of sales increased $14.3 million due to increased volumes in the Plates and Shapes and Building Products operations, partially offset by decreased volumes in the Flat Rolled operation. With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the average cost per ton increased 6.3%, which was partially offset by a 3.9% volume increase.  As a percentage of net sales, cost of sales increased from 75.5% in 2002 to 76.2% in the same period in 2003 due to higher cost of raw materials.

Operating and delivery.  Operating and delivery expenses decreased $1.5 million, or 1.6%, from $92.4 million for the nine months ended September 30, 2002 to $90.9 million for the nine months ended September 30, 2003.  Exclusive of the operations that were sold during 2002, operating and delivery expenses increased $2.9 million, principally due to increased volumes in the Plates and Shapes and Building Products operations.  As a percentage of net sales, operating and delivery expenses increased from 12.6% in 2002 to 12.7% for the same period in 2003.

Selling, general and administrative.  Selling, general and administrative expenses decreased $3.7 million, or 5.3%, from $69.8 million for the nine months ended September 30, 2002 to $66.1 million for the nine months ended September 30, 2003.  Exclusive of the operations that were sold, selling, general and administrative expenses increased $2.0 million, primarily due to increased employee benefit costs.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.5% for the nine months ended September 30, 2002 to 9.3% for the nine months ended September 30, 2003.

Depreciation and amortization.  Depreciation and amortization decreased $6.2 million or 95.4%, from $6.5 million for the nine months ended September 30, 2002 to $0.3 million for the nine months ended September 30, 2003.  This decrease was due to the application of “Fresh-Start Reporting” that resulted in the reduction in carrying values of all property and equipment to zero as of October 31, 2002, the Effective Date, offset by depreciation and amortization expense on capital expenditures since the Effective Date.

Asset impairments.  Asset impairment charges of $3.1 million were recorded for the nine months ended September 30, 2002, such amount representing the difference between the estimated sales price and the carrying value of the divested assets.  There were no asset impairment charges during the nine months ended September 30, 2003.

Operating income.  Operating income increased $4.4 million, or 55.0%, from $8.0 million for the nine months ended September 30, 2002 to $12.4 million for the nine months ended September 30, 2003.  The increase in operating income was primarily attributable to the sale of certain Plates and Shapes operations that generated an operating loss of $2.7 million during the nine months ended September 30, 2002 and the decrease in selling, general and administrative expenses and depreciation and amortization and asset impairments discussed above.  As a percentage of net sales, operating income increased from 1.1% for the nine months ended September 30, 2002 to 1.7% for the nine months ended September 30, 2003.

Interest expense.  Interest expense decreased $10.4 million, or 70.3%, from $14.8 million for the nine months ended September 30, 2002 to $4.4 million for the nine months ended September 30, 2003.  The decrease in interest expense was primarily due to decreased debt levels and lower interest rates.

Reorganization expenses.  Reorganization expenses in the amount of $19.8 million for the nine months ended September 30, 2002 consisted of approximately $14.3 million of professional and trustee fees associated with Chapter 11 Proceedings and $5.5 million related to employee retention.  The Company has not incurred any reorganization expenses since the emergence from bankruptcy on October 31, 2002.

Segment Results — Three Months Ended September 30, 2003 (Successor Company) Compared to

September 30, 2002 (Predecessor Company)

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	(1) Tons Shipped
2003 (Successor):
Plates and Shapes	$91.3	$88.1	$3.2	$2.4	174
Flat Rolled	112.2	110.5	1.7	1.6	158
Building Products	46.8	41.7	5.1	0.6	—
Corporate and other	(5.2)	(1.1)	(4.1)	—	(8)
Total	$245.1	$239.2	$5.9	$4.6	324

2002 (Predecessor):
Plates and Shapes	$84.5	$81.2	$3.3	$0.1	148
Flat Rolled	117.1	113.2	3.9	0.3	169
Building Products	43.1	38.4	4.7	0.3	—
Corporate and other	(5.9)	(1.2)	(4.7)	—	(10)
Total	$238.8	$231.6	$7.2	$0.7	307

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $6.8 million, or 8.0%, from $84.5 million for the three months ended September 30, 2002 to $91.3 million for the three months ended September 30, 2003.  Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements), net sales increased $12.0 million due to an increase in volumes of 17.6%, partially offset by a decrease in average realized prices of 2.1%.

Operating costs and expenses increased $6.9 million, or 8.5%, from $81.2 million for the three months ended September 30, 2002 to $88.1 million for the three months ended September 30, 2003.  Exclusive of the operations that were sold during 2002, operating costs and expenses increased $12.9 million, primarily due to costs associated with higher sales volumes and increased employee benefit costs.Operating costs and expenses as a percentage of net sales increased from 96.1% for the three months ended September 30, 2002 to 96.5% for the three months ended September 30, 2003, primarily due to an increased employee benefit costs.

Operating income decreased $0.1 million, or 3.0%, from $3.3 million for the three months ended September 30, 2002 to $3.2 million for the three months ended September 30, 2003.  Operating income as a percentage of net sales decreased from 3.9% for the three months ended September 30, 2002 to 3.5% for the three months ended September 30, 2003.

Flat Rolled.  Net sales decreased $4.9 million, or 4.2%, from $117.1 million for the three months ended September 30, 2002 to $112.2 million for the three months ended September 30, 2003.  This decrease is primarily due to a 6.5% decrease in shipments partially offset by a 2.5% increase in average realized sales prices.

Operating costs and expenses decreased $2.7 million, or 2.4%, from $113.2 million for the three months ended September 30, 2002 to $110.5 million for the three months ended September 30, 2003.  This decrease was primarily attributable to lower shipments partially offset by a 3.6% increase in average cost per ton.  Operating costs and expenses as a percentage of net sales increased from 96.7% for the three months ended September 30, 2002 to 98.5% for the three months ended September 30, 2003 primarily due to the increase in the cost of raw materials.

Operating income decreased by $2.2 million, or 56.4%, from $3.9 million for the three months ended September 30, 2002 to $1.7 million for the three months ended September 30, 2003.  This decrease was attributable to lower shipments partially offset by a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating income as a percentage of net sales decreased from 3.3% for the three months ended September 30, 2002 to 1.5% for the three months ended September 30, 2003.

Building Products.  Net sales increased $3.7 million, or 8.6%, from $43.1 million for the three months ended September 30, 2002 to $46.8 million for the three months ended September 30, 2003.

Operating costs and expenses increased $3.3 million, or 8.6%, from $38.4 million for the three months ended September 30, 2002 to $41.7 million for the three months ended September 30, 2003.  This increase was primarily due to higher cost of raw materials and increased insurance and employee benefit expenses.  Operating costs and expenses as a percentage of net sales remained stable at 89.1% for the three months ended September 30, 2002 and for the three months ended September 30, 2003.

Operating income increased by $0.4 million, or 8.5%, from $4.7 million for the three months ended September 30, 2002 to $5.1 million for the three months ended September 30, 2003.  This increase was primarily due to increased sales volumes that were partially offset by the increase in the cost of raw materials.  Operating income as a percentage of net sales remained stable at 10.9% for the three months ended September 30, 2002 and for the three months ended September 30, 2003.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as the asset impairment charges. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss decreased $0.6 million, from $4.7 million for the three months ended September 30, 2002 to $4.1 million for the three months ended September 30, 2003.  This decrease was primarily attributable to a decrease in the medical and property and casualty insurance costs, the majority of which has been allocated to the product groups in 2003.  Additionally, the reduction in costs includes decreased depreciation and asset impairment expenses.

Segment Results — Nine Months Ended September 30, 2003 (Successor Company) Compared to

September 30, 2002 (Predecessor Company)

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	(1) Tons Shipped
2003 (Successor):
Plates and Shapes	$259.2	$251.3	$7.9	$5.2	492
Flat Rolled	344.2	339.0	5.2	2.2	486
Building Products	125.7	115.8	9.9	1.4	—
Corporate and other	(15.4)	(4.8)	(10.6)	—	(27)
Total	$713.7	$701.3	$12.4	$8.8	951

2002 (Predecessor):
Plates and Shapes	$273.7	$268.2	$5.5	$0.4	464
Flat Rolled	358.2	347.5	10.7	0.7	569
Building Products	120.7	109.1	11.6	0.8	—
Corporate and other	(19.8)	—	(19.8)	0.1	(38)
Total	$732.8	$724.8	$8.0	$2.0	995

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales decreased $14.5 million, or 5.3%, from $273.7 million for the nine months ended September 30, 2002 to $259.2 million for the nine months ended September 30, 2003.  Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 7 of the Condensed Notes to Unaudited Consolidated Financial Statements), net sales increased $16.2 million primarily due to a 7.2% increase in volumes partially offset by a 0.5% decrease in average realized sales prices.

Operating costs and expenses decreased $16.9 million, or 6.3%, from $268.2 million for the nine months ended September 30, 2002 to $251.3 million for the nine months ended September 30, 2003.  Exclusive of the operations that were sold during 2002, operating costs and expenses increased $16.4 million, primarily due to higher sales volumes.  Operating costs and expenses as a percentage of net sales decreased from 98.0% for the nine months ended September 30, 2002 to 97.0% for the nine months ended September 30, 2003.

Operating income increased by $2.4 million, or 43.6%, from $5.5 million for the nine months ended September 30, 2002 to $7.9 million for the nine months ended September 30, 2003.  This increase is primarily due to the sale of certain Plates and Shapes operations during 2002 which had an operating loss of $2.7 million.  Operating income as a percentage of net sales increased from 2.0% for the nine months ended September 30, 2002 to 3.0% for the nine months ended September 30, 2003.

Flat Rolled.  Net sales decreased $14.0 million, or 3.9%, from $358.2 million for the nine months ended September 30, 2002 to $344.2 million for the nine months ended September 30, 2003.  This decrease is primarily due to a 14.6% decline in shipments somewhat offset by a 12.5% increase in average realized prices for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Operating costs and expenses decreased $8.5 million, or 2.4%, from $347.5 million for the nine months ended September 30, 2002 to $339.0 million for the nine months ended September 30, 2003.  This decrease was attributable to lower shipments and a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating costs and expenses as a percentage of net sales increased from 97.0% for the nine months ended September 30, 2002 to 98.5% for the nine months ended September 30, 2003, primarily due to a 13.7% increase in average cost per ton and higher insurance and employee benefit expenses.

Operating income decreased by $5.5 million, or 51.4%, from $10.7 million for the nine months ended September 30, 2002 to $5.2 million for the nine months ended September 30, 2003. This decrease was attributable to lower shipments partially offset by a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above during 2002.  Operating income as a percentage of net sales decreased from 3.0% for the nine months ended September 30, 2002 to 1.5% for the nine months ended September 30, 2003.

Building Products.  Net sales increased $5.0 million, or 4.1%, from $120.7 million for the nine months ended September 30, 2002 to $125.7 million for the nine months ended September 30, 2003.  The increase in net sales was principally due to increased demand for these products.

Operating costs and expenses increased $6.7 million, or 6.1%, from $109.1 million for the nine months ended September 30, 2002 to $115.8 million for the nine months ended September 30, 2003. This increase was due to increased volumes and increased marketing, insurance and employee benefit expenses.  Operating costs and expenses as a percentage of net sales increased from 90.4% for the nine months ended September 30, 2002 to 92.1% for the nine months ended September 30, 2003.

Operating income decreased by $1.7 million, or 14.7%, from $11.6 million for the nine months ended September 30, 2002 to $9.9 million for the nine months ended September 30, 2003.  Operating income as a percentage of net sales decreased from 9.6% for the nine months ended September 30, 2002 to 7.9% for the nine months ended September 30, 2003.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments as well as asset impairment charges.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss decreased $9.2 million, from $19.8 million for the nine months ended September 30, 2002 to $10.6 million for the nine months ended September 30, 2003.  This decrease was primarily attributable to a decrease in the medical and property and casualty insurance costs, the majority of which have been allocated to the product groups in 2003.  Additionally, the reduction in costs includes decreased depreciation and asset impairment expenses.

Liquidity and Capital Resources

The primary source of liquidity is our working capital. The two primary components of working capital are accounts receivable and inventory.  We supplement working capital requirements as needed with borrowings under our Credit Facility.  Generally, accounts receivable are collected within 45 to 60 days from invoice date and our inventory “turns” about four times per year.  At September 30, 2003, we had available cash of $10.4 million and working capital of $274.1 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 29.7% at September 30, 2003; which we believe places our Company in a competitive financial position with our peers.  At December 31, 2002, we had available cash of $6.3 million and working capital of $313.5 million, including $5.2 million of net assets related to the operations held for sale.  Our borrowing availability at September 30, 2003 and December 31, 2002 was $110.7 million and $70.9 million, respectively.  Borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At October 24, 2003, we had $70.3 million drawn and an additional borrowing availability of $110.0 million.

Net cash provided by operations was $53.0 million for the nine months ended September 30, 2003 and consisted of $53.3 million provided by continuing operations, principally from the reduction in inventories, and $0.3 million used by discontinued operations.  With respect to the Predecessor Company, net cash used by operations was $2.0 million for the nine months ended September 30, 2002 and consisted of $36.2 million used by continuing operations and $34.2 million provided by discontinued operations.

Net cash used by investing activities was $3.3 million for the nine months ended September 30, 2003 and consisted of purchases of assets of $8.8 million partially offset by $5.5 million in proceeds from sales of assets.  With respect to the Predecessor Company, net cash provided by investing activities was $78.1 million for the nine months ended September 30, 2002 and consisted of $80.3 million from sales of assets, partially offset by purchases of assets of $2.2 million.

Net cash used in financing activities was $45.6 million for the nine months ended September 30, 2003 and consisted of net repayments of borrowings on the credit facilities of $43.1 million and other long-term debt of $2.5 million.  With respect to the Predecessor Company, net cash used by financing activities was $115.3 million for the nine months ended September 30, 2002 and consisted of net repayments of borrowings from credit facilities of $111.0 million, net repayments on other long-term debt of $1.7 million and $2.6 million of debt issuance costs incurred on the debtor-in-possession credit facility (the “DIP Financing”) put in place during the Chapter 11 Proceedings.

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

The Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to certain cash payments (the “Fixed Charge Coverage Ratio”).  The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio.  A commitment fee is payable on any unused portion of the Credit Facility and varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio.  The base and LIBOR rates were 4.25% and 1.12%, respectively, as of September 30, 2003.

The Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the Fixed Charge Coverage Ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The Credit Facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our borrowing base availability is $20.0 million or greater, we do not have to maintain a minimum Fixed Charge Coverage Ratio.  Should the borrowing base availability fall below $20.0 million, we must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0.  We were in compliance with all covenants as of September 30, 2003 and October 24, 2003.

Investing Activities

During 2002, we announced planned divestitures of 11 business units that subsequently resulted in a significant downsizing of our Company.  These divestitures were a part of our Reorganization Plan. These divestitures, along with previously announced divestitures, generated net proceeds of approximately $90.0 million during 2002 and an additional $5.4 million in 2003.  These divestitures represented $3.4 million and $204.4 million of our revenues and $0.1 million and $0.8 million of operating loss for the nine months ended September 30, 2003 and 2002, respectively.

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

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2003.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.

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

Our Flat Rolled and Plates and Shapes Groups have experienced weak demand for their products due to the recession in the United States which led to a slowdown in the construction and manufacturing industries in general.  The lower demand has weakened net margins for our Flat Rolled and Plates and Shapes Groups.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our Credit Facility.  The outstanding balance of $70.3 million, as of October 24, 2003, is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $0.7 million per annum.

ITEM 4.                             CONTROLS AND PROCEDURES

Within the 90-day period before the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal controls over financial reporting that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed.  During the quarterly period ended September 30, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART II.                        OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

On November 14, 2001, the Predecessor Company voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code.  The petitions were filed in Bankruptcy Court for the Southern District of Texas, Case No. 01-42530-H4-11 through 01-42573-H4-11.  It continued to operate as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code until October 31, 2002, when we substantially completed the required transactions to affect the Reorganization Plan that had previously been confirmed by the Bankruptcy Court on October 18, 2002.  Under the provisions of the U.S. Bankruptcy Code, all secured and unsecured creditors were required to submit proofs of claim.  Substantially all of the claims were settled by issuance of New Common Stock.  We believe that all claim liabilities have been properly recorded in the unaudited consolidated financial statements included herein.

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

	Exhibit Number	Description
	31.1	Certification of the Chief Executive Officer, dated October 29, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer, dated October 29, 2003, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer, Dated October 29, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer, Dated October 29, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

July 30, 2003 – Other Events – Text of Press Release Dated July 28, 2003 - Metals USA Announces Profitable Second Quarter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC.

Date: October 30, 2003	By:	\s\ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President
and Chief Financial Officer