Form 10-K
period 2003-12-31
METALS USA INC
filed 2004-03-26
CIK 1038363

Use these links to rapidly review the document
PART III

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-13123

METALS USA, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0533626 (I.R.S. Employer Identification Number)
One Riverway, Suite 1100 Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

Registrant's telephone number, including area code: (713) 965-0990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Based on the AMEX closing price of $4.15 per share on June 30, 2003, the aggregate market value of the Registrant's outstanding common stock held by non-affiliates, approximately 15.4 million shares, on such date was approximately $63.9 million. Based on the NASDAQ closing price of $12.80 per share on March 24, 2004, the aggregate market value of the Registrant's outstanding common stock held by non-affiliates, approximately 15.4 million shares, on such date was approximately $197.1 million. The common stock held by the Registrant's directors, executive officers and persons beneficially owning 10% or more of the shares of common stock, who are the only persons known to the Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2, is excluded from the figures in this paragraph. There were 20,173,910 shares of outstanding common stock, $.01 par value, of the Registrant as of March 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

FRESH START ACCOUNTING

        We applied "Fresh-Start Reporting" to our consolidated balance sheet as of October 31, 2002 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as promulgated by the American Institute of Certified Public Accountants ("SOP 90-7"). Under "Fresh-Start Reporting", a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date "Fresh-Start Reporting" is applied. On October 31, 2002, we emerged from bankruptcy. As a result of the application of "Fresh-Start Reporting," our financial information of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002. As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the "Successor Company" and activities prior to November 1, 2002 relate to the "Predecessor Company."

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including Item 1. "Business," Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We caution you that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of our strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. These may not be all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, you should refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Affect Future Operating Results" for risk factors that may affect future performance.

i

PART I

Item 1. Business

        Unless otherwise indicated, all references to"we," "us," "our" or other similar terms herein are intended to refer to Metals USA, Inc. and all of its subsidiaries. Readers should refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Which May Affect Future Operating Results" for risk factors that may affect future performance.

Overview

        We are a leading provider of value-added processed steel, stainless steel, aluminum and manufactured metal components. Approximately 85% of our revenues are derived from our metal service center and distribution activities and the remaining portion of our revenues are derived from our Building Products Group that manufactures and distributes products primarily related to the residential home improvement industry. We were organized as a Delaware corporation on July 3, 1996, and began operations upon completion of an initial public offering in July 1997. From June 2003 to March 2004, our common stock and warrants were traded on the American Stock Exchange under the ticker symbols "MLT" and "MLT.WS," respectively. Beginning in March 2004, our common stock and warrants are quoted on the NASDAQ National Market under the ticker symbols "MUSA" and "MUSAW," respectively.

        We have three segments, which are identified by their product groups—the Flat Rolled, Plates and Shapes and Building Products Groups. Each of our segments purchases metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.

        Our Flat Rolled and Plates and Shapes Groups perform customized, value-added processing services required to meet specifications provided by our customers, as well as offering inventory management and just-in-time delivery services. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor, warehouse space and other expenses. The customers of our Flat Rolled and Plates and Shapes Groups are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, as well as machinery and equipment manufacturers. Our Building Products Group manufactures higher-value finished building products for distributors and contractors engaged in residential and commercial projects.

Strategy

        We are one of the leading providers of higher-value components from processed metals. We have invested substantial capital integrating our operations to maximize operating margins and accelerate internal sales growth. We are committed to becoming a premier company in both the metals processor/service center and building products industries in the U.S. Our strategy is simply one of providing the best service to our customers, diligent inventory management and prudent risk assessment. Although no longer the central focus of our business plan, we will consider acquisitions that are accretive to earnings and are complementary to our existing mix of products and services.

Recent Developments

        On March 31, 2003, Robert McPherson was named Senior Vice President of Business Development. Mr. McPherson was previously employed as the Treasurer and Controller for California Steel Industries, Inc., or CSI. Prior to his position as Treasurer and Controller, Mr. McPherson served in various capacities at CSI since 1989.

        On November 17, 2003, Roger L. Krohn, Jr. was named President of the Flat Rolled Group. Mr. Krohn previously served as the General Manager of the Springfield, Ohio facility and was a part owner of the facility prior to its purchase by us in 1998.

Segment Information

        Each of our product groups is led by an experienced executive and is supported by a professional staff in finance, purchasing and sales and marketing. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies, focused capital investment and improved working capital turnover. For additional industry segment information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Results of Operations by Segment" and Note 11 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data."

  Metal Processing/Services Center Businesses: Plates and Shapes and Flat Rolled Groups

        Overview.    Companies operating in the metals industry can be generally characterized as primary metals producers, metals processors/service centers or end-users. Our Plates and Shapes and Flat Rolled Groups are metals processor/service centers. As such, we purchase steel, aluminum, brass, copper and other metal from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals processors/service centers like us.

        Primary metals producers, which manufacture and sell large volumes of metals in standard sizes and configurations, generally sell only to those large end-users and metals processors/service centers who do not require processing of the products and who can tolerate relatively long lead times. Metal processors/service centers offer services ranging from precision value-added pre-production processing, in accordance with specific customer specifications, to storage and distribution of unprocessed metal products. Generally service centers function as intermediaries between primary metals producers and end-users. End-users, such as contractors and original equipment manufacturers, or OEMs, incorporate the processed metal into a finished product, in some cases with little further modification.

        In our Plates and Shapes and Flat Rolled Groups, we engage in pre-production processing of steel, stainless steel and aluminum and act as an intermediary between primary metals producers and end-users. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled Groups contributed approximately 85% of our 2003 net sales and approximately 61% of our 2003 net income.

        Plates and Shapes Group.    Plates and Shapes consists of 20 facilities throughout the U.S. that maintain an inventory focusing on carbon steel products. With net sales from continuing operations of $354.1 million in 2003, the Plates and Shapes Group sells carbon steel products such as wide-flange beams, plate, tubular, angles, bars and other structural shapes. These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery. This group provides processing services, including cutting, sawing, cambering/leveling, punching, drilling, beveling, surface grinding, bending, shearing, cut-to-length and tee-splitting. Plates and Shapes customers are primarily in the fabrication, construction, machinery and equipment, transportation and energy industries.

        Flat Rolled Group.    Flat Rolled consists of 13 facilities in the Midwest and southern regions of the U.S. that maintain an inventory of cold rolled and hot rolled steel products and various nonferrous flat rolled products. With net sales from continuing operations of $463.6 million in 2003, the Flat Rolled Group sells a number of products, including carbon and stainless steel, aluminum, brass and copper in a variety of alloy grades and sizes. Because few end-user customers can handle carbon steel in the form generally shipped by steel mills (sizes less than a quarter of an inch in thickness in continuous coils that typically weigh 40 to 60 thousand pounds each), substantially all of the carbon steel material as well as the nonferrous materials sold by the Flat Rolled Group undergo additional processing prior to customer delivery. Processing services include slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing. Flat Rolled customers are in the electrical manufacturing, fabrication, furniture, appliance manufacturing, machinery and equipment and transportation industries.

        Industry Overview.    Historically, metal service centers provided few value-added services and were little more than distribution centers, linking metals producers with all but the largest end-users. In the past two decades, however, the metals service center business has evolved significantly, and the most successful metals service centers have added a significant number of, and more sophisticated, processing capabilities, thereby offering an increasingly broad range of value-added services and products both to primary metals producers and end-users. This evolution has resulted from changing trends in the primary metals industry as well as among end-users.

        During the past two decades, the trend among primary metals producers has been to focus on their core competency of high-volume production of a relatively limited number of standardized metal products. This change in focus has been driven by metal producers' need to develop and improve efficient, volume-driven production techniques in order to remain competitive. As a result, most of the primary producers have sold their service centers. One steel producer, U.S. Steel, announced in October 2001 that it had created an internet-based service center directed toward end-users, intended to bypass value-added metal processors/service centers such as ours (and our competitors) and sell its products directly to end-users. However, on December 8, 2003 U.S. Steel announced they were closing this market approach. It is generally believed that recurring losses were responsible for this decision. We are not aware of any similar initiatives by other steel producers.

        Because metal producers generally have left the service center business, most end-users are no longer able to obtain processed products directly from primary metals producers and have recognized the economic advantages associated with outsourcing their customized metals processing and inventory management requirements. Outsourcing permits end-users to reduce total production cost by shifting the responsibility for pre-production processing to value-added metals processors/service centers, whose higher efficiencies in performing these processing services make the ownership and operation of the necessary equipment more financially feasible.

        Value-added metals processors/service centers have also benefited from growing customer demand for inventory management and just-in-time delivery services. These supply-chain services, which are not normally available from primary metals producers, enable end-users to reduce material costs, decrease capital required for inventory and equipment and save time, labor and other expenses. In response to customer expectations, the more sophisticated value-added metals processors/service centers have acquired specialized and expensive equipment to perform customized processing and have installed sophisticated computer systems to automate order entry, inventory tracking, management sourcing and work-order scheduling. Additionally, some value-added metals processors/service centers have installed electronic data interchange, or EDI, between their computer systems and those of their customers to facilitate order entry, timely delivery and billing.

        These trends have resulted in value-added metals processors/service centers playing an increasingly important role in all segments of the metals industry. Metals processors/service centers now serve the needs of over 300,000 OEMs, contractors and fabricators nationwide. However, we expect the metals processor/service center industry to experience substantial consolidation in the near future. The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive. In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services. These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities, or they cannot economically justify the investment in equipment. As a result, smaller companies are finding it increasingly difficult to compete as current industry trends continue. Based on industry data, we believe that the metals processor/service center industry is highly fragmented, with as many as 3,000 participants generating about $50 billion in annual net sales.

        Products and Services.    We purchase our raw materials in anticipation of projected customer requirements based on interaction with and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise thickness, length, width, shape, temper and surface quality specified by our customers. Our value-added processes include:

  •
  Slitting—the cutting of coiled metals to specified widths along the length of the coil.

  •
  Shearing and cutting to length—the cutting of metals into pieces and along the width of a coil to create sheets or plates.

  •
  Precision blanking—the process in which flat rolled metal is cut into precise two-dimensional shapes.

  •
  Laser, flame and plasma cutting—the cutting of metals to produce various shapes according to customer-supplied drawings.

  •
  Leveling—the flattening of metals to uniform tolerances for proper machining.

  •
  Sawing—the cutting to length of bars, tubular goods and beams.

  •
  Tee-splitting—the splitting of metal beams.

  •
  Plate forming and rolling—the forming and bending of plates to cylindrical or required specifications.

  •
  Edge trimming—a process that removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

  •
  Cambering—the bending of structural steel to improve load-bearing capabilities.

  •
  Metallurgy—the analysis and testing of the physical and chemical composition of metals.

        Our additional capabilities include applications engineering and a variety of other value-added processes such as blasting, painting and custom machining. Using these capabilities, we use processed metals to manufacture higher-value components.

        Once we receive an order, we select the appropriate inventory and schedule it for processing in accordance with the customer's requirements and specified delivery date. Orders are monitored by our computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material. Our computer systems record the source of all metal shipped to customers. This enables us to identify the source of any metal which may later be shown to not meet industry standards or that fails during or after manufacture. This capability is important to our customers as it allows them to assign responsibility for non-conforming or defective metal to the mill or foundry that produced the metal. Many of the products and services we provide can be ordered and tracked through a web-based electronic network that directly connects our computer system to those of our customers.

        The substantial portion of our orders is filled within 24-48 hours. This is accomplished through our special inventory management programs, which permit us to deliver processed metals in accordance with the just-in-time inventory programs of our customers. We are required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of our customers.

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

        We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer approved quality standards, inspection criteria and metals source traceability. A total of 20 of our metal processing/service center facilities have International Standards Organization, or ISO, 9002 certification. In addition to our metal processing/service center facilities that are ISO certified, one location in our Building Products Group is ISO certified.

  Building Products Group

        Overview.    Building Products had net sales from continuing operations of $165.2 million in 2003 and currently has 19 operating locations and 32 sales and distribution centers throughout the southeast, southwest and western regions of the U.S. The Building Products Group sells a number of finished products that are both inexpensive and energy efficient, including sunrooms, roofing products, awnings and solariums for use in residential applications and large area covered canopies, awnings and covered walkways for commercial uses. Approximately 75% of the Building Products Group sales are attributable to the residential home markets; the remaining sales are attributable to commercial applications. Building Products customers are predominantly in the construction, wholesale trade and building material industries. The Building Products Group contributed approximately 15% of our 2003 net sales and approximately 39% of our 2003 net income.

        Industry Overview.    The residential remodeling industry is estimated to be $170 billion annually by the National Association of the Remodeling Industry, or NARI. Over the last ten years, the industry has experienced accelerated growth due to a number of different factors, including demographic changes, rising disposable incomes, aging American homes and increased rates of home ownership. The increase in disposable incomes has been reflected in the increase in home ownership since the middle of the century. In 1990, over 64% of the population had built some type of home equity as opposed to 55% in 1950. The increase in home ownership among middle-aged Americans is extremely important for the building products industry, as this generation spends twice as much on remodeling projects as any other. Industry sources, such as the NARI, believe that by the time Americans enter their peak earning years, they have grown comfortable with their neighborhoods and their children's schools and would rather remodel their current home than purchase a new home. Among the most popular remodeling projects are windows and doors, siding, kitchens, bathrooms, sunrooms and roofing. Our Building Products Group manufactures and distributes windows and doors, sunrooms and roofing products through a network of independent distributors and home improvement contractors.

        The aging of the domestic home supply is also expected to bolster remodeling sales in the near future. It is estimated that 85 million American homes are over 20 years old and are prime candidates for reconstruction and remodeling. Although new housing trends have grown steadily over the past few years, new homes generally account for less than 2% of the domestic home supply in any given year. As Americans look to improve and add value to their homes, more and more will turn to remodeling as a cost-efficient alternative to new housing construction. The NARI reports that new homeowners tend to remodel their homes within the first 16-24 months of moving in, but more importantly, as the younger population reaches middle age, they are likely to make more expensive purchases. Individuals age 35-44 spend twice as much on remodeling than any other age group in the country. Further, advancements in quality and a broader range of price-offerings in home improvement products are making consumers feel more comfortable about making significant remodeling decisions as opposed to purchasing a new home. All of these demographic trends are expected to benefit the continued growth of the building products industry.

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

        We obtain the overwhelming majority of our raw materials from domestic suppliers, which include Nucor Corp., U.S. Steel, AK Steel, Gerdau Ameristeel, International Steel Group, Alcoa Inc., Ormet, Inc., Bayou Steel, Chaparral Steel and IPSCO Steel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been and will continue to be our principal source of raw material.

        Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers. Since most metals are shipped freight-on-board and the transportation of metals is a significant cost factor, we seek to purchase metals, to the extent possible, from the nearest mill, but will use a more distant mill when it offers a lower delivered price.

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

        Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 2% of our revenues in 2003 and 1% in 2002 and 2001.

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

        Historically, we believe that we have been able to compete effectively because of our significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale. Furthermore, we believe our financial position is equal or similar to our peers.

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

        We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, National Priority List. We have a number of leased properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, we may not be notified of such claims with respect to our existing leased or owned properties in the future.

        Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage.

Management Information Systems

        Both the Plates and Shapes Group and Flat Rolled Group service centers use a system marketed and distributed specifically for the service center industry. We have recently completed a similar common-platform initiative in the Building Products Group. Some of our subsidiaries currently use EDI, through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of our subsidiaries also use computer-aided drafting systems to directly interface with computer-controlled metal processing equipment, resulting in more efficient use of material and time.

        We believe the investment in uniform management information systems and computer-aided manufacturing technology will permit us to respond quickly and proactively to our customers' needs and service expectations. These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

        We employ approximately 2,400 persons. As of December 31, 2003, approximately 292 employees (12%) at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; United Auto Workers; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at one facility, which involved approximately 30 employees and lasted approximately 30 days. We are currently a party to 9 collective bargaining agreements, which expire at various times. Collective bargaining agreements for all of our union employees expire in each of the next four years. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike.

        From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are good.

Vehicles

        We operate a fleet of owned or leased trucks and trailers, as well as forklifts and support vehicles. We believe these vehicles are generally well maintained and adequate for our current operations.

Risk Management and Insurance

        The primary risks in our operations are bodily injury, property damage and vehicle liability. We maintain general and vehicle liability insurance and liability insurance for bodily injury and property damage and workers' compensation coverage, which we consider sufficient to protect us against a catastrophic loss due to claims associated with these risks.

Safety

        Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility's focus and emphasis on safety in the workplace. We currently have a number of safety programs in place, which include regular weekly or monthly field safety meetings, bonuses based on an employee's or a team's safety record and training sessions to teach proper safe work procedures. We have developed a comprehensive "best practices" safety program to be implemented throughout our operations to ensure that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety.

Financial Information About Segments

        For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment" and Note 11 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data."

Patents and Trademarks

        We own several U.S. patents, trademarks, service marks and copyrights. Certain of the trademarks and patents are registered with the U.S. Patent and Trademark Office, and, in some cases, with trademark offices of foreign countries. We consider other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees and implementing security measures to restrict access to such information. We believe that our safeguards provide adequate protection to our proprietary rights. While we consider all of our intellectual property to be important, we do not consider any single intellectual property right to be essential to our operations as a whole.

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

Foreign Operations

        Substantially all of our business is domestic. We do not derive any material revenue from foreign countries and do not have long-term assets or customer relationships outside of the U.S.

Research and Development

        We do not incur material expenses in research and development activities but do participate in various research and development programs. We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Chapter 11 Proceedings and Reorganization

        In November 2001, we sought protection under the U.S. bankruptcy laws. We emerged from bankruptcy on October 31, 2002. Under the reorganization plan approved by the bankruptcy court, we divested certain assets resulting in proceeds of approximately $90.1 million during 2002, re-valued our remaining assets, cancelled our old common stock, issued new common stock and warrants, and entered into our current revolving credit facility. For more information about our bankruptcy filing and our subsequent reorganization, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Proceedings and Reorganization" as well as the notes to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data."

Certain Relationships

        Three of our seven directors (including our chairman) are directors of Metal Management, Inc. (NASDAQ: MTLM) and our chairman is also the chief executive officer of Metal Management. Metal Management purchases scrap metal from us at one of our metals processing/service centers. Sales of scrap for the year ended December 31, 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001 were $0.9 million, $0.2 million, $0.5 million, and $0.6 million, respectively, and were recorded at prevailing market rates. As a result of the director overlap, our board of directors decided to implement specified procedures to avoid the appearance of, and to protect against, conflicts of interest relating to business transactions involving Metal Management.

Available Information

        Our internet address is www.metalsusa.com. On our internet web site we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our internet web site. The information found on our internet web site is not a part of this or any other report we file with or furnish to the SEC.

Item 2. Properties

        As of December 31, 2003, we operated 20 metals processing facilities in the Plates and Shapes Group and 13 facilities in the Flat Rolled Group. These facilities are used to receive, warehouse, process and ship metals. These facilities use various metals processing and materials handling machinery and equipment. Our Building Products Group operates 19 facilities where we process metals into various building products and 32 sales and distribution centers. Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our facilities, sales and distribution centers and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2003

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Leased
	Langhorne, Pennsylvania	160,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania	109,000	Leased
	Canton, Ohio	110,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	104,000	Owned
Mid Atlantic Plates and Shapes	Ambridge, Pennsylvania	200,000	Leased
	Greenville, Kentucky	56,000	Owned
	Greensboro, North Carolina	115,000	Owned
	Wilmington, North Carolina	178,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	214,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	226,200	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased
Flat Rolled Group:	Madison, Illinois	150,000	Owned
	Jeffersonville, Indiana(1)	90,000	Owned
	Randleman, North Carolina(1)	110,000	Owned
	Springfield, Ohio	96,000	Owned
	Wooster, Ohio	140,000	Owned
	Chattanooga, Tennessee	60,000	Owned
	Germantown, Wisconsin	90,000	Owned
	Horicon, Wisconsin	103,000	Leased
	Wichita, Kansas	24,000	Leased
	Liberty, Missouri	84,000	Leased
	Mokena, Illinois	21,000	Leased
	Northbrook, Illinois	187,000	Owned
	Walker, Michigan	50,000	Owned

Building Products Group:
Service Centers	Phoenix, Arizona	111,000	Leased
	Brea, California	44,000	Leased
	Buena Park, California	73,000	Leased
	Corona, California	38,000	Leased
	Ontario, California	29,000	Leased
	Rancho Cordova, California	69,000	Leased
	Groveland, Florida	253,000	Leased
	Leesburg, Florida	75,000	Leased
	Pensacola, Florida	48,000	Leased
	Stone Mountain, Georgia	60,000	Leased
	Kansas City, Missouri	58,000	Leased
	Las Vegas, Nevada	42,000	Leased
	Las Vegas, Nevada	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Houston, Texas	285,000	Owned
	Houston, Texas	220,000	Leased
	Mesquite, Texas	200,000	Leased
	Mesquite, Texas	55,000	Leased
	Kent, Washington	57,000	Leased
Sales and Distribution Centers	Birmingham, Alabama	12,000	Leased
	Little Rock, Arizona	20,000	Leased
	Gilbert, Arizona	33,000	Leased
	Tucson, Arizona	9,000	Leased
	Cerritos, California	20,000	Leased
	Hayward, California	25,000	Leased
	San Diego, California	8,000	Leased
	Aurora, Colorado	18,000	Leased
	Clearwater, Florida	20,000	Leased
	Fort Myers, Florida	18,000	Leased
	Holly Hill, Florida	6,000	Leased
	Jacksonville, Florida	17,000	Leased
	Lakeland, Florida	25,000	Leased
	Orlando, Florida	17,000	Leased
	West Melbourne, Florida	12,000	Leased
	Duluth, Georgia	5,000	Leased
	Louisville, Kentucky	12,000	Leased
	Harahan, Louisiana	15,000	Leased
	Scott, Louisiana	16,000	Leased
	Jackson, Mississippi	25,000	Leased
	Overland, Missouri	14,000	Leased
	Albuquerque, New Mexico	16,000	Leased

Building Products Group (con't):
	Greensboro, North Carolina	15,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Harrisburg, Pennsylvania	12,000	Leased
	Nashville, Tennessee	15,000	Leased
	Dallas, Texas	50,000	Leased
	Longview, Texas	15,000	Leased
	San Antonio, Texas	20,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Virginia Beach, Virginia	10,000	Leased
Administrative Locations:
Corporate Headquarters	Houston, Texas	13,200	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,300	Leased
BP Group Headquarters	Plano, Texas	5,500	Leased

(1)
These facilities are subject to liens with respect to specific debt obligations, including Industrial Revenue Bonds.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        From June 2003 to March 2004, our common stock and warrants were traded on the American Stock Exchange under the ticker symbols "MLT" and "MLT.WS," respectively. From November 1, 2002 until March 2003, our common stock traded on a "when issued basis" under the symbol "MTLSV". From March 2003 until June 2003, our common stock traded on the OTC Bulletin Board under the symbol "MTLS". Beginning in March 2004, our common stock and warrants are quoted on the NASDAQ National Market under the ticker symbols "MUSA" and "MUSAW," respectively.

        The following table sets forth the high and low prices for our common stock and warrants as reported by the AMEX or by the OTC Bulletin Board, as applicable for each calendar quarter during the periods indicated.

	Common Stock(1)		Warrants
	High	Low	High	Low
2002:
November 1 to December 31	$5.00	$3.05	$—	$—
2003:
January 1 to March 31	$4.40	$2.25	$—	$—
April 1 to June 30	$4.45	$2.45	$0.50	$0.10
July 1 to September 30	$7.20	$4.01	$0.69	$0.13
October 1 to December 31	$10.49	$6.28	$1.90	$0.45
2004:
January 1 to March 24	$14.37	$9.45	$3.50	$1.23

(1)
On October 31, 2002, pursuant to the reorganization plan approved by the court in our bankruptcy proceedings, all shares of our old common stock were cancelled and we issued 20,000,000 shares of new common stock. Accordingly, information relating to our old common stock is not comparable to, or meaningful with respect to, the performance or trading history of our new common stock. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Proceedings and Reorganization" as well as the notes to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data."

        As of March 24, 2004, there were 20,173,910 outstanding shares of our common stock, held by approximately 1,800 shareholders of record. We currently do not anticipate paying dividends on our common stock. Our revolving credit facility currently restricts our ability to pay dividends. For information regarding these restrictions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities" and Note 6 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data." Any determination to declare or pay dividends out of funds legally available for that purpose will be at the discretion of our board of directors and will depend on future earnings, results of operations, financial condition, capital requirements and other factors the board of directors deems relevant, as well as the restrictions in our revolving credit facility and any other applicable contractual restrictions.

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by common stockholders	815,000	$6.13	1,200,000
Equity compensation plans not approved by common stockholders	—	—	—

Total	815,000	$6.13	1,200,000

Item 6. Selected Financial Data

        The following selected financial data is derived from our consolidated financial statements for the year ended December 31, 2003 and for the periods before and after our emergence from bankruptcy proceedings on October 31, 2002. As a result of our emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the "Successor Company" and activities prior to November 1, 2002 relate to the "Predecessor Company". With respect to periods relating to the Predecessor Company, the consolidated financial statements and related selected financial data have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for Impairment or Disposal of Long-Lived Assets" which requires divestitures be excluded from results of operations for all periods presented.

        In addition, the consolidated financial statements for 2001 and 2002 were prepared in accordance with the AICPA's SOP 90-7. The consolidated statements of operations information for the period from November 1, 2002 through December 31, 2002 and the consolidated balance sheet information at December 31, 2002 reflect our financial position and operating results after application of our Reorganization Plan and the application of the principles of "Fresh-Start Reporting" in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to our historical financial information prior to November 1, 2002.

        This financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The selected financial data for the fiscal years ended 1999 through 2001 reflects our historical consolidated financial statements restated for the effects of SFAS No. 144.

	Successor Company		Predecessor Company
		Period From November 1, 2002 thru December 31, 2002	Period From January 1, 2002 thru October 31, 2002
				Years Ended December 31,
	Year Ended December 31, 2003
				2001	2000	1999
	(In millions, except per share amounts)
Statements of Operations Data:
Net sales	$963.2	$128.7	$833.3	$1,243.0	$1,585.6	$1,363.4
Cost of sales	731.6	98.7	639.0	953.3	1,210.5	997.6

Gross profit	231.6	30.0	194.3	289.7	375.1	365.8
Operating expenses	215.2	30.9	197.1	296.2	320.8	271.6
Asset impairments and integration	—	—	(0.2)	384.0	—	9.4

Operating income (loss)	16.4	(0.9)	(2.6)	(390.5)	54.3	84.8
Interest expense	5.7	1.3	15.8	49.6	50.5	40.0
Other (income) expense, net	(2.0)	0.1	(1.1)	1.8	(1.6)	(0.8)
Fresh-start/gain on reorganization	—	—	(80.9)	—	—	—
Reorganization expenses	—	—	28.3	19.4	—	—

Income (loss) before taxes and discontinued operations	12.7	(2.3)	35.3	(461.3)	5.4	45.6
Provision (benefit) for taxes	5.1	—	(15.4)	(52.9)	3.9	18.9

Income (loss) before discontinued operations	7.6	(2.3)	50.7	(408.4)	1.5	26.7
Discontinued operations, net	(0.1)	(1.0)	0.6	(0.7)	10.2	13.1

Net income (loss)	$7.5	$(3.3)	$51.3	$(409.1)	$11.7	$39.8

Income (loss) per share:
Income (loss) per share—basic:
From continuing operations	$0.38	$(0.11)	$1.39	$(11.19)	$0.04	$0.70
From discontinued operations	(0.01)	(0.05)	0.02	(0.02)	0.28	0.34

Total	$0.37	$(0.16)	$1.41	$(11.21)	$0.32	$1.04

Income (loss) per share—diluted:
From continuing operations	$0.37	$(0.11)	$1.39	$(11.19)	$0.04	$0.70
From discontinued operations	—	(0.05)	0.02	(0.02)	0.28	0.34

Total	$0.37	$(0.16)	$1.41	$(11.21)	$0.32	$1.04

Number of common shares used in the per share calculations:
Basic	20.2	20.2	36.5	36.5	36.8	38.1
Diluted	20.3	20.2	36.5	36.5	37.0	38.4

	Successor Company		Predecessor Company
	Years Ended December 31,		Years Ended December 31,
	2003	2002	2001	2000	1999
	(In millions)
Balance Sheet Data:
Working capital(1)	$303.4	$318.2	$183.2	$344.8	$305.4
Total assets	407.2	378.6	690.1	1,104.8	1,049.3
Long-term debt, less current portion(2)	118.2	127.4	—	489.9	434.7
Stockholders' equity (deficit)	200.6	189.0	(35.1)	375.1	379.4
Dividends declared(3)	—	—	1.1	4.5	—

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

(2)
Because of our Chapter 11 filing, $301.9 million of long-term debt was reclassified as a current pre-petition liability not subject to compromise and $200.0 million was reclassified as a non-current pre-petition liability subject to compromise as of December 31, 2001.

(3)
Dividends declared with respect to our old common stock were as follows: Four quarterly dividends of $0.03 per share during the year ended December 31, 2000 and one dividend of $0.03 per share during the first quarter of 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements. Readers should refer to "Factors Which May Affect Future Operating Results" for risk factors that may affect future performance. The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and Item 8. "Financial Statements and Supplementary Data."

Overview

        We are a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. We sell to businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial/residential construction, consumer durables and electrical equipment, and machinery and equipment manufacturers.

        We do not produce or manufacture any metal. We are primarily a service center company, and as such, we purchase steel, aluminum, brass, copper and other metal from the producing mills. We then sell our metal processing services and the metal to our customers. The primary factors management follows with respect to the Flat Rolled and Plates and Shapes Product Groups are volume and operating margin, defined as net sales less operating costs and expenses. Our Building Products Group manufactures and distributes windows and doors, sunrooms and roofing products through a network of independent distributors and home improvement contractors. The primary factors management follows in the Building Products Group are net sales and operating margin, defined as net sales less operating costs and expenses. See Part I, Item 1. Business, included in this report, for a more complete discussion of our business and product groups.

Recent Events/ Industry Trends

        During the period from mid-2000 through mid-2003, prices for certain steel products in the U.S. reached a 20-year low. Additionally, numerous steel producers filed for bankruptcy protection during the last five years. Effective March 2002, increased tariffs of between 8% and 30% were imposed on most imported steel. The purpose of these increases was to assist the financially troubled U.S. steel industry. These increased tariffs were intended primarily for the benefit of flat rolled steel producers. Subsequent to implementation of the tariffs, flat rolled steel prices did increase. The tariffs did not apply to a number of products bought or sold by our Plates and Shapes Group. For example, the recommendations for protection of the domestic steel industry did not include any tariff protection for wide-flange beams, which is one of the principal products sold by our Plates and Shapes Product Group. Steel prices relating to products sold by our Plates and Shapes Group did not experience dramatic price increases as was seen in the flat rolled steel markets during 2002. These tariffs were subsequently ruled invalid by the World Trade Organization and were allowed to expire in December 2003.

        However, due to the increased demand for steel in China, shortages of raw material, such as coke, increased demand for scrap and the weak U.S. dollar, prices for domestic steel of all types have increased significantly over the past six months. We do not produce any steel; however, historically metal service centers generally benefit from rising steel prices, although in the short term rapidly rising prices create an equal demand on cash. This is because, during the initial period in which prices are rising, we will have to fund the purchase of higher cost material as the lower cost material is sold. This will have a negative impact on cash flow until prices for material stabilize and the normal lag from collections of accounts receivable, typically 45 to 60 days, passes. We believe our cash flow from operations, supplemented with the cash availability afforded us by our revolving credit facility, will provide sufficient liquidity to meet challenges we face due to the rising steel price environment.

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

        Recent emergence from Chapter 11 Reorganization and history of recent losses.    We sought protection under Chapter 11 of the Bankruptcy Code in November 2001. Exclusive of the "Fresh-Start Reporting" and reorganization adjustments, we incurred net losses of $29.6 million and $409.1 million during the ten-month period ended October 31, 2002 and the fiscal year ended December 31, 2001, respectively. We also incurred a net loss of $3.3 million for the two-month period ended December 31, 2002. Our equity ownership, board of directors and a portion of our senior management was replaced in connection with our reorganization. While our current senior management has concentrated on reformulating and refining our business strategy, we may not attain sustained profitability or achieve growth in our operating performance.

        Substantial debt obligations.    Our long-term debt was $118.2 million as of December 31, 2003, including $105.2 million under our revolving credit facility. Because we may be more leveraged than some of our competitors, our level of indebtedness may place us at a competitive disadvantage. In addition, the revolving credit facility contains restrictive operating and financial covenants that may limit our ability to obtain additional debt financing or to engage in other business activities that otherwise may be in our interest. Those limits may restrict our ability to service our debt obligations or finance our future activities (whether operations, potential acquisitions or other capital needs) through additional debt financing if cash flow from operations is insufficient to service our existing debt obligations. If we cannot achieve the financial results necessary to maintain compliance with our revolving credit facility's covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

        Limited liquidity.    We are currently funding our liquidity needs out of operating cash flow and from borrowings under the revolving credit facility. We believe our current liquidity is sufficient to meet our operating and capital expenditure requirements during 2004; however, our existing sources of liquidity may not be adequate to fund future liquidity needs and additional sources of liquidity may not be available to us or adequate. Any liquidity shortages would likely have a material adverse effect on our business and financial condition.

        Historical financial information not comparable to current financial condition and results of operations. As a result of our emergence from bankruptcy on October 31, 2002, we were subject to "Fresh-Start Reporting." Accordingly, our financial information as of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002. This is primarily because the "Fresh-Start Reporting" required us to reduce the carrying value of our property and equipment to zero.

        Negative impact of reorganization on some of our relationships with customers, suppliers and employees. We cannot accurately predict or quantify the long-term effect, if any, that our Chapter 11 filing and our subsequent reorganization may have upon our continued operations. Because of wariness associated with our previous bankruptcy, we may not be able to expand relationships with our existing customers or obtain new customers.

        Susceptible to economic downturn.    Any downturn in the U.S. economy can cause demand by our customers to decline, which could cause volumes and pricing to remain low, reducing our sales. Likewise, our Building Products Group could be adversely affected if mortgage rates rise or consumer confidence falls, since the results for that group have been at least in part due to the strong housing market, which in turn has been driven by low mortgage rates and relatively high consumer confidence.

        Possible impact on varying metals prices.    We principally use steel, aluminum and various specialty metals as raw materials. The metals industry as a whole is cyclical and at times pricing and availability of these raw materials can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, adversely affect our net sales, operating margin and net income. Our service centers maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers. Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers, which we base on information derived from customers, market conditions, historic usage and industry research. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass any portion of the price increase on to customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we use existing inventory, lower margins.

        Fluctuations in demand.    Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control. We may not be able to increase or maintain our level of sales in periods of economic stagnation or downturn. Additionally, as more domestic manufacturers move their manufacturing facilities offshore, we may not be able to maintain our level of sales to those customers.

        Competition.    We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added metals processors/service centers on a regional and local basis, some of which may have greater financial resources than us. We also compete, to a lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Increased competition could have a material adverse effect on our net sales and profitability.

        Environmental regulation.    Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use and are on or near sites listed on the CERCLA National Priority List. We have a number of leased properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties. However, we may not be notified of such claims with respect to our existing leased or owned properties in the future.

        Although no environmental claims have been made against us and we have not been named as a potentially responsible party by the Environmental Protection Agency or any other party, it is possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial litigation costs to prove that we are not responsible for the environmental damage. We have obtained limited indemnities from the former stockholders of the acquired companies whose facilities are located at or near contaminated sites. Those limited indemnities are subject to certain deductible amounts, however, and may not protect us fully, if at all.

Critical Accounting Policies

        We have identified the following critical accounting policies based upon the significance of the policy to and the potential impact of estimates and subjective assessments on our overall financial statement presentation. We have concluded our critical accounting policies are as follows:

        Concentration of credit risk—Concentrations of credit risk with respect to trade accounts are within several industries. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers' current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Estimation of such losses requires adjusting historical loss experience for current economic conditions and judgments about the probable effects of economic conditions on certain customers. The rate of future credit losses may not be similar to past experience.

        We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements. Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. During the past three years, expense for uncollectible accounts as a percentage of net sales by quarter ranged from a low of 0.2% to a high of 0.9%; averaging 0.4%. The allowance for doubtful accounts, as a percentage of accounts receivable for the past three years (by quarter), has ranged from a low of 3.3% to a high of 6.4%. At December 31, 2003 and 2002, the reserve was 5.5% and 5.8%, respectively.

        Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out, or FIFO, method of accounting. Through December 31, 2002, certain of our subsidiaries used the last-in, first-out, or LIFO, method of accounting for inventories. We have changed the method of accounting for inventories for these subsidiaries to conform to the method (FIFO) used by similar businesses within our product groups effective January 1, 2003. The effect of this change in accounting method is immaterial. Accordingly, prior period information has not been restated. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

        We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements each quarterly reporting period. Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. During the past three years, expense for damaged or slow-moving inventory as a percentage of cost of sales by quarter has ranged from a low of 0.1% to a high of 0.4%, averaging 0.1%. The reserve for damaged or slow-moving inventory, as a percentage of inventory for the past three years (by quarter), has ranged from a low of 1.3% to a high of 3.1%; averaging 2.6%. At December 31, 2003 and 2002, the reserve was 2.2% and 2.6%, respectively.

Consolidated Results of Operations

        The following financial information reflects our historical financial statements and divested operations as of their respective divestiture dates. The results of operations data for 2002 includes the Predecessor Company results for the period January 1, 2002 through October 31, 2002 and the Successor Company results for the period November 1, 2002 through December 31, 2002. See the Supplementary table presented after the Results of Operations discussion below for the 2002 Successor Company and Predecessor Company results.

	Fiscal Years Ended December 31,
	2003	%	2002	%	2001	%
	(in millions, except percentages)
Net sales	$963.2	100.0%	$962.0	100.0%	$1,243.0	100.0%
Cost of sales	731.6	76.0%	737.7	76.7%	953.3	76.7%

Gross profit	231.6	24.0%	224.3	23.3%	289.7	23.3%
Operating and delivery	127.7	13.3%	128.4	13.3%	156.8	12.6%
Selling, general and administrative	87.0	9.0%	92.3	9.6%	118.1	9.5%
Depreciation and amortization	0.5	0.1%	7.3	0.8%	21.3	1.7%
Asset impairments and integration	—	—	(0.2)	—	384.0	30.9%

Operating income (loss)	16.4	1.7%	(3.5)	(0.4)%	(390.5)	(31.4)%
Interest expense	5.7	0.6%	17.1	1.8%	49.6	4.0%
Other (income) expense, net	(2.0)	(0.2)%	(1.0)	(0.1)%	1.8	0.1%
Fresh-start and gain on reorganization	—	—	(80.9)	(8.4)%	—	—
Reorganization expenses	—	—	28.3	2.9%	19.4	1.6%

Income (loss) before income taxes and discontinued operations	$12.7	1.3%	$33.0	3.4%	$(461.3)	(37.1)%

  Results of Operations—Years Ended December 31, 2003 Compared to 2002

        Net sales.    Net sales increased $1.2 million, or 0.1%, from $962.0 million in 2002 to $963.2 million in 2003. Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 10 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data"), net sales increased $32.4 million due to increased volumes in the Plates and Shapes and Building Products groups and increased average realized prices in the Flat Rolled group. With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the benefit of a 3.3% increase in average realized prices was partially offset by a 0.3% decline in material shipments for steel products.

        Cost of sales.    Cost of sales decreased $6.1 million, or 0.8%, from $737.7 million in 2002 to $731.6 million in 2003. Exclusive of the operations that were sold during 2002, cost of sales increased $17.4 million due to increased volumes in the Plates and Shapes and Building Products groups. With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the average cost per ton increased by 2.4%, which was partially offset by a 0.3% volume decrease. As a percentage of net sales, cost of sales decreased from 76.7% in 2002 to 76.0% in 2003 as average realized prices increased more than costs.

        Operating and delivery.    Operating and delivery expenses decreased $0.7 million, or 0.5%, from $128.4 million in 2002 to $127.7 million in 2003. Exclusive of the operations that were sold during 2002, operating and delivery expenses increased $3.8 million, principally due to increased volumes in the Plates and Shapes and Building Products operations. As a percentage of net sales, operating and delivery expenses remained stable at 13.3% for both years.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $5.3 million, or 5.7%, from $92.3 million in 2002 to $87.0 million in 2003. Exclusive of the operations that were sold during 2002, selling, general and administrative expenses increased $0.6 million, primarily due to increased employee benefit costs. As a percentage of net sales, selling, general and administrative expenses decreased from 9.6% in 2002 to 9.0% in 2003.

        Depreciation and amortization.    Depreciation and amortization decreased $6.8 million or 93.2%, from $7.3 million in 2002 to $0.5 million in 2003. This decrease was due to the application of "Fresh-Start Reporting" that resulted in the reduction in carrying values of all property and equipment to zero as of October 31, 2002, the effective date of our emergence from bankruptcy, offset by depreciation and amortization expense on capital expenditures since October 31, 2002.

        Asset impairments.    An asset impairment credit of $0.2 million was recorded in 2002 such amount representing the difference between the estimated sales price and the carrying value of the divested assets. There were no asset impairment charges during 2003.

        Operating income (loss).    Operating income increased by $19.9 million, or 568.6%, from an operating loss of $3.5 million in 2002 to operating income of $16.4 million in 2003. The increase in operating income was primarily attributable to increased margins in the Plates and Shapes and Building Products operations and the decrease in selling, general and administrative expenses and depreciation and amortization discussed above. This was somewhat offset by the sales of certain Plates and Shapes operations that generated an operating loss of $2.7 million during the twelve months ended December 31, 2002. As a percentage of net sales, operating income increased from (0.4%) in 2002 to 1.7% in 2003.

        Interest expense.    Interest expense decreased $11.4 million, or 66.7%, from $17.1 million in 2002 to $5.7 million in 2003. This decrease was primarily due to decreased debt levels and lower interest rates. The decrease in debt was a result of debt forgiveness resulting from our reorganization and proceeds generated from asset sales of $90.1 million during 2002.

        Other (income) expense, net.    Other income increased $1.0 million, or 100.0%, from $1.0 million in 2002 to $2.0 million in 2003. This increase is primarily due to a credit of $1.6 million recorded in 2003 resulting from the final adjustments for restructuring expenses.

        Reorganization expenses.    Reorganization expenses in the amount of $28.3 million in 2002 consisted of $18.8 million of professional and trustee fees associated with Chapter 11 proceedings, $8.1 million of key employee retention expenses and obligations associated with employment agreements and $1.4 million associated with the write-off of debt issuance costs incurred on the debtor-in-possession financing. The Company has not incurred any reorganization expenses since the emergence from bankruptcy on October 31, 2002.

  Results of Operations—Years Ended December 31, 2002 Compared to 2001

        Net sales.    Net sales decreased $281.0 million, or 22.6%, from $1,243.0 million in 2001 to $962.0 million in 2002. Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 10 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data"), net sales decreased $189.6 million, due primarily to a continued decline in the U.S. economy. With respect to Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, shipments decreased 22.4% and average realized prices increased by 3.0% in 2002 compared to 2001. See "Results of Operations by Segment" for additional information.

        Cost of sales.    Cost of sales decreased $215.6 million, or 22.6%, from $953.3 million in 2001 to $737.7 million in 2002. Exclusive of the operations that were sold during 2002, the decrease in cost of sales was $141.5 million, due primarily to the decrease in sales caused by the decline in the U.S. economy. As a percentage of net sales, cost of sales remained stable in 2002 as compared to 2001 at 76.7%.

        Operating and delivery.    Operating and delivery expenses decreased $28.4 million, or 18.1%, from $156.8 million in 2001 to $128.4 million in 2002. Exclusive of the operations that were sold during 2002, the decrease in operating and delivery expenses was $19.8 million, primarily due to a decrease in shipments. As a percentage of net sales, operating and delivery expenses increased from 12.6% in 2001 to 13.3% in 2002.

The increase as a percentage of net sales was due to the lower sales level and the inherent fixed costs included in operating and delivery expenses.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $25.8 million, or 21.8%, from $118.1 million in 2001 to $92.3 million in 2002. Exclusive of the operations that were sold, the decrease in selling, general and administrative expenses was $14.9 million. This decrease in selling, general and administrative expenses was primarily attributable to overhead reductions resulting from the declining economy and decreasing sales level. As a percentage of net sales, selling, general and administrative expenses increased from 9.5% in 2001 to 9.6% in 2002.

        Depreciation and amortization.    Depreciation and amortization decreased $14.0 million or 65.7%, from $21.3 million in 2001 to $7.3 million in 2002. This decrease was due to the asset impairments recorded subsequent to filing bankruptcy in 2001 of $376.0 million. See discussion below regarding asset impairments. As a percentage of net sales, depreciation and amortization decreased from 1.7% in 2001 to 0.8% in 2002.

        Asset impairments and integration credit.    Asset impairments and integration charge (credit) of $(0.2) million was recorded in 2002 as compared to $384.0 million in 2001. As a result of the decline in the U.S. economy and subsequent bankruptcy, we determined that our ability to recover our investment in a significant portion of our long-lived assets (goodwill, property and equipment) was doubtful in 2001. Of the total charges in 2001, $288.7 million related to goodwill, $87.3 million related to property and equipment and $10.1 million related to future reserves for personnel and facility costs associated with disposition of certain properties. The principal components of the $10.1 million reserve were $7.9 million for lease buyouts, $1.1 million for severance payments to employees and $1.1 million for asset reserves. These charges were partially offset by an integration credit of $2.1 million. Of the total charges in 2002, $3.0 million were related to property and equipment and were offset by reversal of $3.2 million of the 2001 reserve caused by lower than expected facility and severance costs associated with disposition of certain properties.

        Operating income (loss).    Operating loss decreased $387.0 million, from a $390.5 million loss in 2001 to a $3.5 million loss in 2002. Exclusive of the asset impairments and integration credit, the operating loss decreased by $2.8 million, or 43.1%, from a loss of $6.5 million in 2001 to a loss of $3.7 million in 2002. The decline in revenues resulted in increases in all operating expenses as a percentage of net sales. Operating loss as a percentage of net sales, decreased from (31.4%) in 2001 to (0.4%) in 2002. Exclusive of the asset impairments and integration credit, operating loss as a percentage of net sales would have been (0.5%) in 2001 and (0.4%) in 2002.

        Interest expense.    Interest expense decreased $32.5 million, or 65.5%, from $49.6 million in 2001 to $17.1 million in 2002. Approximately $12.9 million of the decrease was due to the elimination of interest accrued in respect of the previously outstanding senior subordinated notes due to discontinuance of recording such interest as a result of the Chapter 11 Filing. The remaining decrease was due to lower debt levels and interest rates on our credit facilities and debtor-in-possession financing. In total, interest costs decreased by $32.5 million and other expenses decreased by $2.8 million.

        Other (income) expense, net.    Other (income) expense, net decreased $2.8 million, or 155.6%, from $1.8 million expense in 2001 to $(1.0) million income in 2002. This decrease in other expense is primarily a result of a $1.8 million write-off of a non-trade-related note receivable in 2001.

        Fresh-start and gain on reorganization.    Upon exiting from bankruptcy on October 31, 2002, we recorded a write-down of our non-current assets of $109.7 million and a gain on the reorganization of $190.6 million.

        Reorganization expenses.    Reorganization expenses associated with the Chapter 11 proceedings in the amount of $28.3 million were incurred in 2002. These expenses included $18.8 million of professional fees, $8.1 million of key employee retention expenses and obligations associated with employment agreements and $1.4 million associated with the write-off of debt issuance costs incurred on the debtor-in-possession financing.

  Results of Operations—2002 Successor Company and Predecessor Company Results

        The following table presents the 2002 results for the Successor Company from November 1, 2002 through December 31, 2002 and the Predecessor Company from January 1, 2002 through October 31, 2002.

	Year Ended December 31, 2002	Successor Company	Predecessor Company
	(in millions)
Net sales	$962.0	$128.7	$833.3
Cost of sales	737.7	98.7	639.0

Gross profit	224.3	30.0	194.3
Operating and delivery	128.4	18.3	110.1
Selling, general and administrative	92.3	12.6	79.7
Depreciation and amortization	7.3	—	7.3
Asset impairments and integration	(0.2)	—	(0.2)

Operating income (loss)	(3.5)	(0.9)	(2.6)
Interest expense	17.1	1.3	15.8
Other (income) expense, net	(1.0)	0.1	(1.1)
Fresh-start and gain on reorganization	(80.9)	—	(80.9)
Reorganization expenses	28.3	—	28.3

Income (loss) before income taxes and discontinued operations	$33.0	$(2.3)	$35.3

Results of Operations by Segment

        The results of operations by segment data for 2002 includes the Predecessor Company results for the period January 1, 2002 through October 31, 2002 and the Successor Company results for the period November 1, 2002 through December 31, 2002. See the Supplementary table presented after the Results of

Operations by Segment discussion below for the 2002 Successor Company and Predecessor Company results.

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Expend- itures	Shipments (1)
	(in millions, except percentages)
2003:
Plates and Shapes	$354.1	36.8%	$342.5	36.2%	$11.6	70.7%	$11.0	663
Flat Rolled	463.6	48.1%	455.9	48.2%	7.7	47.0%	3.1	658
Building Products	165.2	17.1%	152.8	16.1%	12.4	75.6%	2.4	—
Corporate and other	(19.7)	(2.0)%	(4.4)	(0.5)%	(15.3)	(93.3)%	1.0	(33)

Total	$963.2	100.0%	$946.8	100.0%	$16.4	100.0%	$17.5	1,288

2002:
Plates and Shapes	$365.4	38.0%	$362.6	37.6%	$2.8	(80.0)%	$0.8	627
Flat Rolled	465.6	48.4%	459.0	47.5%	6.6	(188.6)%	1.3	717
Building Products	156.1	16.2%	146.1	15.1%	10.0	(285.7)%	1.1	—
Corporate and other	(25.1)	(2.6)%	(2.2)	(0.2)%	(22.9)	654.3%	0.3	(47)

Total	$962.0	100.0%	$965.5	100.0%	$(3.5)	100.0%	$3.5	1,297

2001:
Plates and Shapes	$579.4	46.6%	$578.9	35.4%	$0.5	(0.1)%	$4.6	889
Flat Rolled	543.8	43.7%	532.9	32.6%	10.9	(2.8)%	5.5	880
Building Products	150.7	12.1%	145.3	8.9%	5.4	(1.4)%	3.3	—
Corporate and other	(30.9)	(2.4)%	376.4	23.1%	(407.3)	104.3%	2.9	(74)

Total	$1,243.0	100.0%	$1,633.5	100.0%	$(390.5)	100.0%	$16.3	1,695

(1)
Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group.

  Segment Results—Years Ended December 31, 2003 Compared to 2002

        Plates and Shapes.    Net sales decreased $11.3 million, or 3.1%, from $365.4 million in 2002 to $354.1 million in 2003. Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 10 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data"), net sales increased $19.9 million primarily due to a 5.8% increase in volumes and, additionally, a 0.2% increase in average realized sales prices.

        Operating costs and expenses decreased $20.1 million, or 5.5%, from $362.6 million in 2002 to $342.5 million in 2003. Exclusive of the operations that were sold during 2002, operating costs and expenses increased $13.8 million. This increase is primarily due to costs associated with increased volumes and increased employee benefit costs which were partially offset by a decrease in depreciation expenses as a result of the application of "Fresh-Start Reporting" during 2002, discussed above. Operating costs and expenses as a percentage of net sales decreased from 99.2% in 2002 to 96.7% in 2003.

        Operating income increased by $8.8 million, or 314.3%, from $2.8 million in 2002 to $11.6 million in 2003. Exclusive of the operations that were sold during 2002, operating income increased $6.1 million, primarily due to increased material shipments. Operating income as a percentage of net sales increased from 0.8% in 2002 to 3.3% in 2003.

        Flat Rolled.    Net sales decreased $2.0 million, or 0.4%, from $465.6 million in 2002 to $463.6 million in 2003. This decrease is primarily due to a 7.5% decline in volume somewhat offset by a 7.7% increase in average realized prices in 2003 compared to 2002.

        Operating costs and expenses decreased $3.1 million, or 0.7%, from $459.0 million in 2002 to $455.9 million in 2003. This decrease was attributable to lower shipments and a decrease in depreciation expenses as a result of the application of "Fresh-Start Reporting" discussed above during 2002 partially offset by increased employee benefit costs. Operating costs and expenses as a percentage of net sales decreased slightly from 98.6% in 2002 to 98.3% in 2003, primarily due to a decline in shipments.

        Operating income increased by $1.1 million, or 16.7%, from $6.6 million in 2002 to $7.7 million in 2003. This increase is primarily due to decreased costs associated with lower volumes and the decrease in depreciation expenses discussed above. Operating income as a percentage of net sales increased slightly from 1.4% in 2002 to 1.7% in 2003.

        Building Products.    Net sales increased $9.1 million, or 5.8%, from $156.1 million in 2002 to $165.2 million in 2003. The increase in net sales was principally due to increased demand for these products.

        Operating costs and expenses increased $6.7 million, or 4.6%, from $146.1 million in 2002 to $152.8 million in 2003. This increase was due to costs associated with increased volumes and increased marketing, insurance and employee benefit expenses partially offset by a decrease in depreciation expenses as a result of the application of "Fresh-Start Reporting" discussed above. Operating costs and expenses as a percentage of net sales decreased from 93.6% in 2002 to 92.5% in 2003.

        Operating income increased by $2.4 million, or 24.0%, from $10.0 million in 2002 to $12.4 million in 2003. Operating income as a percentage of net sales increased from 6.4% in 2002 to 7.5% in 2003 primarily due to increased sales of higher margin products.

        Corporate and other.    This category reflects certain administrative costs and expenses that we have not allocated to our industry segments as well as asset impairment charges. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $7.6 million, from $22.9 million in 2002 to $15.3 million in 2003. This decrease was primarily attributable to a decrease in the medical and property and casualty insurance costs, the majority of which have been allocated to the product groups in 2003. Additionally, the reduction in costs includes decreased depreciation and asset impairment expenses.

  Segment Results—Years Ended December 31, 2002 Compared to 2001

        Plates and Shapes.    Net sales decreased $214.0 million, or 36.9%, from $579.4 million in 2001 to $365.4 million in 2002. Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 10 of our consolidated financial statements in Item 8, "Financial Statements and Supplementary Data"), net sales decreased $122.6 million primarily due to a 27.7% decrease in volumes partially offset by a 1.1% increase in average realized sales prices.

        Operating costs and expenses decreased $216.3 million, or 37.4%, from $578.9 million in 2001 to $362.6 million in 2002. Exclusive of the operations that were sold during 2002, operating costs and expenses decreased $121.0 million primarily due to the decrease in volumes discussed above. Operating costs and expenses as a percentage of net sales decreased slightly from 99.9% in 2001 to 99.2% in 2002. On a unit volume basis, operating costs per ton declined 11.2% primarily due to closing and divesting higher cost facilities.

        Operating income increased by $2.3 million, or 460%, from $0.5 million in 2001 to $2.8 million in 2002. Operating income as a percentage of net sales increased from 0.1% in 2001 to 0.8% in 2002, primarily due to improved margins.

        Flat Rolled.    Net sales decreased $78.2 million, or 14.4%, from $543.8 million in 2001 to $465.6 million in 2002. The decrease in net sales is principally due to an 18.5% decrease in volumes partially offset by a 5.1% increase in average realized sales prices in 2002 as compared to 2001.

        Operating costs and expenses decreased $73.9 million, or 13.9%, from $532.9 million in 2001 to $459.0 million in 2002. Operating costs and expenses as a percentage of net sales increased from 98.0% in 2001 to 98.6% in 2002 as a result of the lower sales level. On a unit volume basis, operating costs and expenses increased by 5.7% primarily due to the lower sales level and the inherent fixed costs.

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

        Corporate and other.    This category reflects certain administrative costs, asset impairments and expenses management has not allocated to its industry segments. The negative net sales amount represents the elimination of intercompany sales. Exclusive of the asset impairments and integration credit of $384.0 million and $(0.2) million, respectively, the operating loss decreased by $0.2 million from $23.3 million in 2001 to $23.1 million in 2002.

  Results of Operations by Segment—2002 Successor Company and Predecessor Company Results

        The following table presents the 2002 results by segment for the Successor Company from November 1, 2002 through December 31, 2002 and the Predecessor Company from January 1, 2002 through October 31, 2002.

	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Expend- itures	Shipments (1)
	(in millions, except percentages)
Year Ended 2002:
Plates and Shapes	$365.4	38.0%	$362.6	37.6%	$2.8	(80.0)%	$0.8	627
Flat Rolled	465.6	48.4%	459.0	47.5%	6.6	(188.6)%	1.3	717
Building Products	156.1	16.2%	146.1	15.1%	10.0	(285.7)%	1.1	—
Corporate and other	(25.1)	(2.6)%	(2.2)	(0.2)%	(22.9)	654.3%	0.3	(47)

Total	$962.0	100.0%	$965.5	100.0%	$(3.5)	100.0%	$3.5	1,297

Successor Company:
Plates and Shapes	$49.1	38.2%	$47.8	36.9%	$1.3	(144.5)%	$0.2	87
Flat Rolled	61.5	47.8%	60.3	46.5%	1.2	(133.3)%	0.1	90
Building Products	21.2	16.4%	21.8	16.8%	(0.6)	66.7%	0.2	—
Corporate and other	(3.1)	(2.4)%	(0.3)	(0.2)%	(2.8)	311.1%	—	(6)

Total	$128.7	100.0%	$129.6	100.0%	$(0.9)	100.0%	$0.5	171

Predecessor Company:
Plates and Shapes	$316.3	38.0%	$314.8	37.7%	$1.5	(57.7)%	$0.6	540
Flat Rolled	404.1	48.4%	398.7	47.6%	5.4	(207.8)%	1.2	627
Building Products	134.9	16.2%	124.3	14.9%	10.6	(407.6)%	0.9	—
Corporate and other	(22.0)	(2.6)%	(1.9)	(0.2)%	(20.1)	773.1%	0.3	(41)

Total	$833.3	100.0%	$835.9	100.0%	$(2.6)	100.0%	$3.0	1,126

(1)
Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group.

Liquidity and Capital Resources

        Our primary source of liquidity is our working capital. The two primary components of working capital are accounts receivable and inventory. We supplement working capital requirements as needed with borrowings under our revolving credit facility. Generally, accounts receivables are collected within 45 to 60 days from invoice date and our inventory "turns" about four times per year. At December 31, 2003, we had available cash of $11.4 million and working capital of $303.4 million. Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 37.2% at December 31, 2003. At December 31, 2002, we had available cash of $6.3 million and working capital of $318.2 million, including $5.2 million of net assets related to the operations held for sale.

        Borrowing availability under our revolving credit facility fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. At December 31, 2003, our borrowing availability was $76.4 million. Prices for steel increased during the fourth quarter of 2003 and have continued to increase during the first quarter of 2004. The increased cost of raw material has caused us to increase our borrowings under the revolving credit facility and is the primary reason borrowing availability declined from September to year-end 2003. We amended our revolving credit facility to increase the maximum allowed borrowings and to extend the maturity date by an additional year. See Financing Activities below. At March 24, 2004, we had $149.1 million drawn and borrowing availability of $78.3 million.

        The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8—"Financial Statements and Supplementary Data." During the year ended December 31, 2003, net cash provided by continuing operating activities was $26.8 million. During the two months ended December 31, 2002, net cash provided by continuing operating activities was $9.0 million, which was primarily due to a continued contraction of our working capital requirements. During the ten months ended October 31, 2002 cash used in continuing operations was $31.3 million. This use of cash was principally to fund bankruptcy related reorganization expenses and interest. The net cash provided by discontinued operations for all periods presented was primarily attributable to the liquidation of working capital.

        Net cash used by investing activities for the year ended December 31, 2003 was $11.8 million and consisted of the purchase of assets of $17.5 million, partially offset by the sales of assets of $5.7 million. Net cash provided by investing activities for the two-month period ended December 31, 2002 was $6.4 million and for the ten-months ended October 31, 2002 was $80.2 million, both a result of proceeds from the sale of underperforming or non-core assets. During 2002, capital expenditures were severely limited as we strove to reduce bank indebtedness.

        Net cash used in financing activities for the year ended December 31, 2003 was $10.0 million, consisting primarily of repayments of debt. Net cash used in financing activities for the two-month period ended December 31, 2002 was $33.7 million and for the ten-months ended October 31, 2002 was $141.9 million; consisting primarily of repayments of debt.

  Financing Activities

        On October 31, 2002, we entered into a revolving credit facility with a group of lenders, using the initial proceeds from that facility to retire our debtor-in-possession financing. This facility, which has an initial term of three years with an option to extend the agreement by two one-year terms, provides for a revolving credit facility providing up to $200.0 million in borrowings and is secured by all of our receivables, inventories, and intangible property (but not our property and equipment). Borrowings under our revolving credit facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 million in the aggregate.

        Our revolving credit facility matures on October 31, 2005, subject to extension, and bears interest at the bank's base rate or LIBOR, at our option, plus an applicable margin based on "fixed charge coverage ratio", determined by dividing a cash flow measure by our cash interest expense. The applicable margin for base rate loans ranges from 0.00% to 0.50%, and LIBOR margin loans range from 2.00% to 3.00%. These marginal rates vary with our fixed charge coverage ratio. A commitment fee is payable on any unused portion of the revolving credit facility and varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio. The base and LIBOR rates were 4.00% and 1.11% as of March 24, 2004.

        Our revolving credit facility requires us to comply with various financial covenants, the most significant of which are as follows: (1) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (2) restrictions on additional indebtedness, (3) restrictions on liens, guarantees and quarterly dividends, and (4) obtaining the lenders' consent with respect to certain individual acquisitions. Our revolving credit facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter if borrowing base availability is greater than $40.0 million. As long as our availability (the applicable advance rate on eligible receivables and inventories, less outstanding borrowings and letters of credit) is $20.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should availability fall below $20.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

        On March 24, 2004, we amended our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 million to $250.0 million and to extend the maturity date an additional year to October 31, 2006. The amendment limits borrowings on inventory to 175% of eligible accounts receivable. This covenant does not limit, nor do we believe it will limit, our ability to utilize the full $250.0 million of borrowings available to us under the amended agreement. All other terms and conditions of the loan agreement are unchanged. The amendment immediately increased our borrowing availability by $50.0 million. As of March 24, 2004, our borrowing availability under the revolving credit facility, as amended, was $78.3 million. We were in compliance with all covenants as of December 31, 2003 and March 24, 2004.

        In connection with the establishment of the revolving credit facility, we incurred fees and expenses of approximately $2.1 million, which are being amortized over the three-year term of the facility. We paid $0.6 million in connection with the amendment which will be amortized over the remaining term of the revolving credit facility.

        From January 2002 until October 31, 2002, we were party to a debtor-in-possession financing arrangement, or DIP financing, with Bank of America and PNC Bank, consisting of revolving loans, letters of credit and credit support. We used this financing arrangement during our reorganization and repaid and retired the financing with proceeds from our revolving credit facility when we emerged from bankruptcy.

  Off-Balance Sheet Arrangements

        We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2003.

  Commitments and Contingencies

        We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2004	2005	2006	2007	2008	Beyond
	(In millions)
Credit Facility	$105.2	$—	$—	$105.2	$—	$—	$—
Mortgage Note	7.1	0.3	0.3	0.4	6.1	—	—
Letters of credit supporting IRBs	5.7	—	—	—	—	—	5.7
Other obligations	0.7	0.2	0.1	—	0.1	0.1	0.2
Operating lease obligations	94.1	13.9	12.3	11.1	10.0	8.2	38.6

Total	$212.8	$14.4	$12.7	$116.7	$16.2	$8.3	$44.5

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Accounting for Goodwill and Other Intangible Assets". SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. We adopted SFAS 142 on January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, SFAS 142 did not have any impact on our financial statements during 2002. SFAS 142 requires pro forma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no pro forma information has been presented. The goodwill amortization for the year ended December 31, 2001 was $7.2 million.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets and was adopted by the Company effective January 1, 2002. Beginning in the second quarter of 2002, we reported the divestitures announced on April 5, 2002 as discontinued operations. As a result of executing these divestitures, we recorded asset impairments of $3.0 million during 2002, such amount representing the difference between the sales price and the carrying value of the divested assets.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No 13, and Technical Corrections". SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged. However, we were required to adopt upon emergence from bankruptcy the application of "Fresh-Start Reporting" as specified by SOP 90-7. Upon emergence from bankruptcy, any gains on debt forgiveness will be reported in continuing operations. All previously reported amounts have been reclassified.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces Emerging Issues Task Force Issue 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. However, we were required to adopt upon emergence from bankruptcy the application of "Fresh-Start Reporting" as specified by SOP 90-7. We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results. The provisions of SFAS 148 are effective for years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have any impact on our results of operations or financial position in 2002.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", which requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for the financial statements as of February 1, 2003. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on our results of operations or financial position in 2003.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have any impact on our results of operations or financial position as we do not have a variable interest entity.

Chapter 11 Proceedings and Reorganization

        The steel industry declined substantially during 2000 and 2001 as a result of pricing pressure from foreign imports and an economic recession experienced in the U.S. These factors, combined with our high level of debt, caused us to seek protection under U.S. bankruptcy laws on November 14, 2001, when we voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S. Bankruptcy Court, Southern District of Texas and began operating our business as debtors-in-possession. As debtors-in-possession, we maintained possession of, and continued to operate, our properties and assets. We were authorized to manage the properties and operate the businesses in the ordinary course, but were not authorized to engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

        The need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry-wide recession caused by pricing pressure from foreign imports and decline in the manufacturing sector of the U.S. economy, (2) the inability to obtain additional liquidity from the then existing primary lending sources and (3) the high level of indebtedness related to acquisitions made prior to 2000. During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports. During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack of September 11, 2001. Due to these deteriorating economic conditions, we incurred significant operating losses through 2002.

        In June 2002, we reached an agreement with our official committee of unsecured creditors, or creditors committee, on the terms of our reorganization plan, subject to definitive documentation and obtaining the required approvals and exit financing. The reorganization plan was filed with the bankruptcy court in August 2002. The court held a hearing in September 2002 and determined that the disclosure statement contained adequate information to be used for distribution and the solicitation of vote from the impaired claim holders. After receiving a majority of votes from the claim holders, both in number and amount, our reorganization plan was confirmed by the bankruptcy court on October 18, 2002 and we were permitted to consummate the transactions described in the reorganization plan and emerge from bankruptcy on October 31, 2002.

        As part of our reorganization plan, we divested 11 business units to raise proceeds to reduce our indebtedness and improve our liquidity. These divestitures, along with previously announced divestitures, generated proceeds of approximately $90.1 million during 2002.

        Under the terms of our reorganization plan, our unsecured creditors received 20,000,000 shares of our new common stock to discharge and in exchange for all of our unsecured debt. The financial advisor to the creditors committee was issued 154,710 shares of new common stock in accordance with their engagement agreement as partial payment for their services. All of our previously outstanding common stock was extinguished, and holders of the extinguished common stock received warrants to purchase an aggregate of 3,556,713 shares of our new common stock (then representing 15% of the outstanding common stock on a fully diluted basis). Those warrants have an exercise price of $18.50, an amount calculated at full recovery for all unsecured creditors based upon the total of our unsecured claims, and expire on October 31, 2007, subject to earlier termination upon the occurrence of certain events.

        Because all stock options that had been issued under our then existing stock option plans were cancelled, our reorganization plan also established our 2002 Incentive Plan for employees, to be administered by our board of directors. Up to 2,015,000 shares of common stock are reserved for issuance under our 2002 Incentive Plan. As of March 24, 2004, 858,200 of those shares have been issued.

        Additionally, pursuant to our reorganization plan, as we emerged from bankruptcy our previous board of directors, as well as our chief executive officer and certain other of our executive officers, resigned. Our board of directors was replaced with new members appointed by the creditors committee, and the new board appointed two of its members, Daniel W. Dienst and Eugene I. Davis, to assume the duties of the president and chief executive officer until a replacement was selected.

        In January 2003, Terry L. Freeman was promoted to Chief Financial Officer and John A. Hageman was promoted to Chief Administrative Officer, and, in February 2003, the board of directors appointed C. Lourenço Gonçalves as our President and Chief Executive Officer. Mr. Gonçalves was also appointed to our board of directors.

        We were required to adopt "Fresh-Start Reporting" as specified by the American Institute of Certified Public Accountant's, or AICPA, Statement of Position 90-7, or SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". "Fresh-Start Reporting" is required upon a substantive change in control and required that, on the date we emerged from bankruptcy, that we allocate our reorganization value to our assets and liabilities in relation to their fair values. Accordingly, the carrying values of our assets and liabilities as of December 31, 2003 differ from the amounts shown for periods prior to November 1, 2002. The principal differences relate to the exchange of shares of new common stock for pre-petition liabilities subject to compromise, issuance of warrants in exchange for the extinguished old common stock, adjustments to reflect the fresh-start impact on the carrying value of certain non-current assets and elimination of the retained deficit.

        Our consolidated financial statements for periods and dates prior to our emergence from bankruptcy were prepared in accordance with SOP 90-7. SOP 90-7 requires, among other things, that we (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) due to the change of control set forth in the Reorganization Plan, apply "Fresh-Start Reporting" rules upon emerging from bankruptcy.

        Upon emerging from bankruptcy, we also entered into a revolving credit facility with a group of lenders. Our revolving credit facility has an initial term of three years with an option to extend the agreement by two one-year terms. We initially used borrowings under this facility to retire our debtor-in-possession financing. This revolving credit facility was amended March 24, 2004. See "—Liquidity and Capital Resources—Financing Activities."

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

  Interest Rate Exposure

        Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility. All of the credit facilities were subject to variable interest rates as of December 31, 2003 and 2002. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the revolving credit facility were $105.2 million as of December 31, 2003. Assuming a 1% change in the interest rate on the revolving credit facility, our annual interest expense would increase by $1.1 million.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of our Company are set forth at pages F-1 through F-25 inclusive, found at the end of this report, as set forth in the index thereto included under Item 15. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," and are incorporated herein by reference.

        Selected unaudited quarterly financial information for the years ended December 31, 2003, and 2002 is as follows:

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
	(In millions, except per share amounts)
Successor Company:
2003:
Net sales	$226.3	$242.3	$245.1	$249.5
Gross profit	52.6	58.8	60.3	59.9
Operating income (loss)	1.5	5.0	5.9	4.0
Income (loss) from continuing operations	(0.1)	3.6	4.7	4.5
Income (loss) per share—basic and diluted	(0.01)	0.11	0.14	0.13
2002(1):
Net sales	$—	$—	$—	$128.7
Gross profit	—	—	—	30.0
Operating income (loss)	—	—	—	(0.9)
Income (loss) from continuing operations	—	—	—	(2.3)
Income (loss) per share—basic and diluted	—	—	—	(0.16)
Predecessor Company:
2002(2):
Net sales	$244.8	$249.2	$238.8	$100.5
Gross profit	59.8	62.4	59.1	13.0
Operating income (loss)	(2.0)	2.8	7.2	(10.6)
Income (loss) from continuing operations	(9.7)	(8.6)	(7.7)	61.3
Income (loss) per share—basic and diluted	(0.19)	(0.19)	(0.14)	1.93

(1)
For the period November 1, 2002 through December 31, 2002.

(2)
For the period January 1, 2001 through October 31, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

        We maintain a system of internal accounting controls that are designed to provided reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no significant changes in our internal controls or other factors during the fourth quarter that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

PART III

        Information required under Part III (Items 10, 11, 12, 13 and 14) has been omitted from this report. The Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors, which information in such proxy statement is incorporated herein by reference. The Company's Code of conduct is attached as Exhibit 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

  (2)
  Financial Statement Schedules:

        All schedules have been omitted since the required information is not significant or is included in the consolidated financial statements or notes thereto or is not applicable.

(b)
Reports on Form 8-K

  November 18, 2003—Other Events—Text of Press Release Dated November 18, 2003—Metals USA Announces Changes in the Flat Rolled Group.

  October 30, 2003—Other Events—Text of Press Release Dated October 29, 2003—Metals USA Reports Profitable Third Quarter Results.

(c)
Exhibits

        Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 42), which index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

METALS USA, INC.
By:	/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2004.

Signature	Title

/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chief Executive Officer, President and Director
/s/ TERRY L. FREEMAN Terry L. Freeman	Senior Vice President, and Chief Financial Officer
DANIEL W. DIENST*	Chairman of the Board of Directors and Director
EUGENE I. DAVIS*	Director
JOHN T. DILACQUA, JR.*	Director
JACK G. LECKIE*	Director
GERALD E. MORRIS*	Director
CHARLES P. SANIDA*	Director
*By:	/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit Number	Description
2.1	Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Metals USA, Inc. and its Affiliate Debtors as included in the Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code thereto dated September 18, 2002, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 1-13123) filed with the Commission on September 19, 2002.
3.1	Amended and Restated Certificate of Incorporation of Metals USA, Inc. (the "Company"), incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference to Exhibit 1.1 to the Company's registration statement on Form 8-A (File No. 1-13123), filed with the Commission on November 20, 2002.
4.2	Warrant Agreement, dated as of October 31, 2002, between the Company and Equiserve Trust Company, N.A., as Warrant Agent, incorporated herein by reference to Exhibit 2.3 to the Company's registration statement on Form 8-A (File No. 1-13123), filed with the Commission on November 20, 2002.
4.3	Registration Rights Agreement, dated as of October 31, 2002, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.
4.5(a)	Amendment to Registration Rights Agreement, dated as of April 3, 2003, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.5(a) to the Company's registration statement on Form 8-A (File No. 1-13123), filed with the Commission on May 1, 2003.
10.1	The Company's 2002 Long-Term Incentive Plan incorporated herein by reference to the Company's Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.
10.2	Form of Loan and Security Agreement dated October 31, 2002 by and among Bank of America, N.A. as Agent, and Metals USA, Inc. and each of its subsidiaries, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.
10.2(a)	First Amendment to Loan and Security Agreement, effective as of October 31, 2002, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries incorporated herein by reference to the Company's Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.
10.2(b)*	Second Amendment to Loan and Security Agreement, effective as of March 24, 2004, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries.
10.3	Employment Agreement, dated February 24, 2003, between the Company and Celso Lourenço Gonçalves incorporated herein by reference to the Company's Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.

10.4	Employment Agreement, dated November 1, 2002, between the Company and William R. Bennett incorporated herein by reference to the Company's Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.
10.5	Order of the United States Bankruptcy Court for the Southern District of Texas, Houston Division Granting Debtors' Expedited Motion for Approval of Key Employee Retention Plan, dated June 6, 2002 incorporated herein by reference to the Company's Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.
14*	Metals USA, Inc. Code of Conduct.
21	List of Subsidiaries of the Company, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on July 25, 2003.
23.1*	Independent Auditor's Consent.
31.1*	Certification of the Chief Executive Officer, dated March 26, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, dated March 26, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, Dated March 26, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Dated March 26, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

METALS USA, INC. AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Metals USA, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 (Successor Company balance sheets) and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003 and the period from November 1, 2002 to December 31, 2002 (Successor Company operations), the period from January 1, 2002 to October 31, 2002, and the year ended December 31, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on November 14, 2001, the Company filed petition for relief under Chapter 11 of the U.S. Bankruptcy Code from which it emerged on October 31, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2 to the consolidated financial statements.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from November 1, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to October 31, 2002, and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" on January 1, 2002.

DELOITTE & TOUCHE LLP

Houston, Texas
February 10, 2004
(March 24, 2004 as to Note 16)

METALS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	Successor Company
	December 31,
	2003	2002
Assets
Current assets:
Cash	$11.4	$6.3
Accounts receivable, net of allowance of $6.9 and $7.3, respectively	125.0	113.0
Inventories	240.0	226.5
Prepaid expenses and other	8.4	23.0
Operations held for sale	—	5.4

Total current assets	384.8	374.2
Property and equipment, net	17.6	0.5
Other assets, net	4.8	3.9

Total assets	$407.2	$378.6

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48.9	$24.5
Accrued liabilities	32.0	30.0
Current portion of long-term debt	0.5	1.3
Operations held for sale	—	0.2

Total current liabilities	81.4	56.0
Long-term debt, less current portion	118.2	127.4
Other long-term liabilities	7.0	6.2

Total liabilities	206.6	189.6

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,154,710 shares issued and outstanding	0.2	0.2
Additional paid-in capital	196.2	192.1
Retained earnings (deficit)	4.2	(3.3)

Total stockholders' equity	200.6	189.0

Total liabilities and stockholders' equity	$407.2	$378.6

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Revenues:
Net sales	$963.2	$128.7	$833.3	$1,243.0
Cost of sales	731.6	98.7	639.0	953.3

	231.6	30.0	194.3	289.7
Operating costs and expenses:
Operating and delivery	127.7	18.3	110.1	156.8
Selling, general and administrative	87.0	12.6	79.7	118.1
Depreciation and amortization	0.5	—	7.3	21.3
Asset impairments and integration credit	—	—	(0.2)	384.0

Operating income (loss)	16.4	(0.9)	(2.6)	(390.5)
Other (income) expense:
Interest expense	5.7	1.3	15.8	49.6
Other (income) expense, net	(2.0)	0.1	(1.1)	1.8
Fresh-start adjustments	—	—	109.7	—
Gain on reorganization	—	—	(190.6)	—
Reorganization expenses	—	—	28.3	19.4

Income (loss) before taxes and discontinued operations	12.7	(2.3)	35.3	(461.3)
Provision (benefit) for income taxes	5.1	—	(15.4)	(52.9)

Income (loss) before discontinued operations	7.6	(2.3)	50.7	(408.4)
Income (loss) from discontinued operations, net of taxes	(0.1)	(1.0)	0.6	(0.7)

Net income (loss)	$7.5	$(3.3)	$51.3	$(409.1)

Income (loss) per share—basic:
Before discontinued operations	$0.38	$(0.11)	$1.39	$(11.19)
Discontinued operations	(0.01)	(0.05)	0.02	(0.02)

Net income (loss) per share	$0.37	$(0.16)	$1.41	$(11.21)

Income (loss) per share—diluted:
Before discontinued operations	$0.37	$(0.11)	$1.39	$(11.19)
Discontinued operations	—	(0.05)	0.02	(0.02)

Net income (loss) per share	$0.37	$(0.16)	$1.41	$(11.21)

Number of common shares used in per share calculations:
Basic	20.2	20.2	36.5	36.5

Diluted	20.3	20.2	36.5	36.5

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor Company:
BALANCE, January 1, 2001	$0.4	$247.7	$127.0	$—	$375.1
Net loss	—	—	(409.1)	—	(409.1)
Other comprehensive income (loss)—change in fair value of interest rate swap agreements	—	—	—	(6.2)	(6.2)
Other comprehensive income (loss)—termination of interest rate swap agreements	—	—	—	6.2	6.2
Dividends	—	—	(1.1)	—	(1.1)

BALANCE, December 31, 2001	0.4	247.7	(283.2)	—	(35.1)
Net income from January 1, 2002 through October 31, 2002	—	—	51.3	—	51.3
Reorganization adjustments	(0.4)	(247.7)	231.9	—	(16.2)

BALANCE, October 31, 2002	—	—	—	—	—

Successor Company:
Stock issued in reorganization	0.2	192.1	—	—	192.3
Net loss from November 1, 2002 through December 31, 2002	—	—	(3.3)	—	(3.3)

BALANCE, December 31, 2002	0.2	192.1	(3.3)	—	189.0
Tax benefit realized from tax attribute carryforwards	—	4.1	—	—	4.1
Net income	—	—	7.5	—	7.5

BALANCE, December 31, 2003	$0.2	$196.2	$4.2	$—	$200.6

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net income (loss)	$7.5	$(3.3)	$51.3	$(409.1)
Adjustments for non-cash and non-operating items —
Gain on reorganization	—	—	(190.6)	—
Fresh start adjustments	—	—	109.7	—
Net (income) loss from discontinued operations	0.1	1.0	(0.6)	0.7
Asset impairments and integration credit	—	—	(0.2)	384.0
(Gain) loss on sale of property and equipment	(0.3)	0.2	(0.4)	—
Provision for bad debts	2.7	0.2	3.5	5.8
Depreciation and amortization	0.5	—	7.3	21.3
Deferred income taxes	—	—	—	(25.7)
Write-off of debt issuance costs	—	—	—	2.9
Reorganization expenses	—	—	—	12.2
Changes in operating assets and liabilities, net —
Accounts receivable	(14.7)	15.9	(12.9)	44.2
Inventories	(13.5)	2.7	(25.7)	105.1
Prepaid expenses and other	18.7	4.2	(6.2)	6.9
Accounts payable and accrued liabilities	26.2	(11.3)	22.0	13.1
Income taxes (receivable) payable	1.0	—	10.5	(17.4)
Other operating, net	(1.4)	(0.6)	1.0	(1.6)

Net cash provided by (used in) continuing operations	26.8	9.0	(31.3)	142.4
Net cash provided by (used in) discontinued operations	0.1	5.5	39.7	38.1

Net cash provided by (used in) operations	26.9	14.5	8.4	180.5

Cash flows from investing activities
Sale (repurchase) of securitized receivables	—	—	—	(100.0)
Sale of assets	5.7	6.9	83.2	—
Purchase of assets	(17.5)	(0.5)	(3.0)	(16.3)
Other investing, net	—	—	—	7.0

Net cash provided by (used in) investing activities	(11.8)	6.4	80.2	(109.3)

Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	(7.4)	(33.0)	(132.6)	8.7
Repayments on long-term debt	(2.6)	(0.7)	(6.8)	(6.3)
Payment of dividends	—	—	—	(2.2)
Deferred financing costs incurred	—	—	(2.5)	(8.0)
Other financing, net	—	—	—	5.2

Net cash used in financing activities	(10.0)	(33.7)	(141.9)	(2.6)

Net increase (decrease) in cash	5.1	(12.8)	(53.3)	68.6
Cash, beginning of period	6.3	19.1	72.4	3.8

Cash, end of period	$11.4	$6.3	$19.1	$72.4

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies

  Organization

        Metals USA, Inc. and its wholly-owned subsidiaries are collectively referred to throughout these financial statements as "Metals USA", the "Company", "we", "us" and "our". We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. We were organized as a Delaware corporation on July 3, 1996 and began operations on July 11, 1997.

        Our operations are organized into three product group segments located entirely in the United States. Approximately 85% of our revenue is derived from the metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction/fabrication, consumer durables and electrical equipment industries and machinery and equipment manufacturers. The Building Products Group customers are distributors and contractors engaged in residential and commercial building products.

  Basis of Presentation

        The steel industry declined substantially during 2000 and 2001 as a result of pricing pressure from foreign imports and an economic recession experienced in the United States ("U.S."). These factors, combined with our high level of debt, caused us to seek protection under U.S. bankruptcy laws. On November 14, 2001, the Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code ("Chapter 11 Filing"), in the U.S. Bankruptcy Court, Southern District of Texas. On October 31, 2002 (the "Effective Date"), our Reorganization Plan became effective, and we emerged from bankruptcy court protection.

        The financial statements for the periods prior to November 1, 2002 are prepared in accordance with the AICPA's Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. SOP 90-7 required us to, among other things, (1) identify transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and (3) apply "Fresh-Start Reporting" rules upon emergence from Bankruptcy. See Note 2 for description of the Reorganization Plan and application of "Fresh-Start Reporting." Accordingly, our financial position, results of operations and cash flows for the period after we emerged from bankruptcy are not comparable to earlier periods. For reporting purposes, the Predecessor Company refers to activities prior to November 1, 2002 and the Successor Company refers to activities subsequent to October 31, 2002. With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for Impairment or Disposal of Long-Lived

Assets" which require divestitures be excluded from results of operations for all periods presented (see Note 10).

  Use of Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

  Summary of Significant Accounting Policies

        Principles of consolidation—Our consolidated financial statements include the accounts of Metals USA and its subsidiaries which are all wholly-owned. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

        Concentration of credit risk—Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. Concentrations of credit risk with respect to trade accounts are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

        Valuation and qualifying accounts—We provide reserves for accounts receivable, inventory, operational reorganizations and personnel and facility costs associated with dispositions. The reserves for these activities for the year ended December 31, 2003, the periods from November 1, 2002 through

December 31, 2002 and from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001 are summarized below:

Description	Balance at Beginning of Year	Amount Charged to Expense	Utilization of Reserve	Balance at End of Year
Year ended December 31, 2003:
Allowance for doubtful accounts	$7.3	$2.7	$(3.1)	$6.9
Inventory valuation allowance	5.8	3.5	(4.1)	5.2
Two Months ended December 31, 2002:
Allowance for doubtful accounts	$7.4	$0.2	$(0.3)	$7.3
Inventory valuation allowance	4.9	0.1	0.8	5.8

Ten Months ended October 31, 2002:
Allowance for doubtful accounts	$6.3	$3.5	$(2.4)	$7.4
Inventory valuation allowance	7.5	(1.0)	(1.6)	4.9
Reserve for personnel and facility cost associated with dispositions	9.6	(3.3)	(6.3)	—
Year ended December 31, 2001:
Allowance for doubtful accounts	$5.3	$5.8	$(4.8)	$6.3
Inventory valuation allowance	5.3	2.4	(0.2)	7.5
Integration charge (credit)	4.4	(2.1)	(2.3)	—
Reserve for personnel and facility cost associated with dispositions	—	10.1	(0.5)	9.6

        Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out ("FIFO") method of accounting. Through December 31, 2002, certain of our subsidiaries used the last-in, first-out ("LIFO") method of accounting for inventories. We have changed the method of accounting for inventories for these subsidiaries to conform to the methods used by similar businesses within our product groups effective January 1, 2003. As of December 31, 2002, approximately 22.2% of the consolidated inventories were accounted for using the LIFO method of accounting. The LIFO reserve attributable to these inventories has historically been insignificant (less than $0.1); accordingly, if the FIFO method had been used for all inventories prior to December 31, 2002, the net income (loss) would have been unchanged for all periods presented.

        Property and equipment—Property and equipment is stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. During 2002 and 2001, we wrote down the carrying value of our property and equipment by $111.6 and $87.3, respectively. Of the amount written off in 2002, $108.6 was attributable to "Fresh-Start Reporting" rules under SOP 90-7.

        Impairment of long-lived assets—Long-lived assets are comprised principally of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

        Due to the recessionary economy in 2000 which continued into 2001 in the U.S. and the Chapter 11 Filing, the economic conditions indicated that a significant portion of our long-lived assets were impaired. At December 31, 2001, we estimated the fair value of goodwill and property and equipment based on each operating unit's expected undiscounted future cash flows. These estimates were calculated from current economic and operating conditions projected throughout 2002 and future periods. We believe these estimates were appropriate in light of the current over-capacity of global steel production. These projections indicated that the carrying amounts for goodwill and property and equipment were not recoverable. We obtained an independent appraisal of our property and equipment which we believe represented the fair value of these assets as of December 31, 2001. As a result, the property and equipment balances were written down to the appraised value if such value was lower than the net book value of such assets as of December 31, 2001. We recorded $288.7 of impairment losses with respect to goodwill and $87.3 to property and equipment during the year ended December 31, 2001.

        Debt issuance costs—We defer certain expenses incurred in connection with our long-term debt and amortize these costs to interest expense over the term of the respective agreements. Amortization for the year ended December 31, 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001, totaled $0.7, $0.1, $1.6 and $2.5, respectively, and is included in interest expense on the consolidated statements of operations. During 2002, we incurred $2.1 in debt issuance costs associated with the Revolving Credit Facility. As a result of the Chapter 11 Filing, unamortized debt issuance costs of $5.8 were written off and included in reorganization expense for the year ended December 31, 2001.

        Fair value of financial instruments—The carrying values of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered in the open market. At December 31, 2003, the carrying value of our fixed rate long-term debt approximates its fair value based on interest rates for the same or similar debt offered in the open market and the carrying amount of the indebtedness attributable to the Credit Facility of $105.2 approximates its fair value.

        Revenue recognition—We recognize revenues when products are shipped and our significant obligations have been satisfied. Risk of loss for products shipped passes at the time of shipment. Provisions are made currently for estimated returns.

        Delivery expenses—Delivery expenses consist of distribution costs, including shipping and handling. These expenses totaled $36.9, $4.3, $27.5 and $36.9 for the year ended December 31, 2003, for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001, respectively.

        Asset impairments and integration credit—Asset impairment charges include the write down of the carrying value of property and equipment, the write off of the carrying value of goodwill and impairment charges to future reserves for personnel and facility costs associated with the disposition of operations held for sale. Asset impairments of $3.0 and $386.1 were recorded for the period from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001, respectively. Integration credits resulted from the reversal of reserves determined to be in excess of amounts ultimately required for the disposition of certain assets. Credits resulting from the reversal of such reserves were $3.2 and $2.1 for the period from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001.

        Fresh-start adjustments and gain on reorganization—During 2002, we recorded fresh-start adjustments primarily related to the reduction of the carrying value of our non-current assets of $109.7 and a gain on reorganization associated with the emergence from bankruptcy of $190.6.

        Reorganization expenses—Reorganization expenses include all costs and expenses directly attributable to the Chapter 11 Filing. For the period from January 1, 2002 through October 31, 2002 and year ended December 31, 2001, these expenses consisted of the following:

	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Professional fees	$18.8	$3.3
Employee retention expenses and obligations associated with employment agreements	8.1	—
Termination of interest rate swap agreements	—	6.2
Write-off of debt issuance costs	1.4	9.9

Total reorganization expenses	$28.3	$19.4

        Income taxes—Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Earnings (loss) per share—Earnings per Share—Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share—Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There were outstanding options to purchase 815,000 shares of Common Stock as of the year ended December 31, 2003. Of the total options outstanding at December 31, 2003, 609,000 were included in the calculation as dilutive with 206,000 excluded as antidilutive. There were no options outstanding for the period from November 1, 2002 through December 31, 2002. There were outstanding options to purchase 4.1 million shares of Common Stock for the period from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001. These securities were antidilutive and, accordingly, were not included in the net loss calculation for the periods in 2002 and 2001.

        The number of shares used in the per share calculations consists of the following:

	Year Ended 2003	Period From November 1, 2002 through December 31, 2002	Period From January 1, 2002 through October 31, 2002	Year Ended 2001
		(in millions of shares)
Weighted average shares used in computing income (loss) per share — basic	20.2	20.2	36.5	36.5
Effect of dilutive securities:
Stock options and convertible securities	0.1	—	—	—

Weighted average shares used in computing income (loss) per share—diluted	20.3	20.2	36.5	36.5

        New Accounting Pronouncements—In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Accounting for Goodwill and Other Intangible Assets". SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest impairment may have occurred. SFAS 142 also introduces a more stringent framework for assessing goodwill impairment than the approach required under existing rules. SFAS 142 discontinues the regular charge, or amortization, of goodwill assets against income. We adopted SFAS 142 on January 1, 2002. Due to the write-off of all goodwill as of December 31, 2001, SFAS 142 did not have any impact on our financial statements during 2002. SFAS 142 requires pro forma presentation. However, due to the write-off of all goodwill as of December 31, 2001, no pro forma information has been presented. The goodwill amortization for the year ended December 31, 2001 was $7.2.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We adopted SFAS 144 effective January 1, 2002. Beginning in the second quarter of 2002, we reported the divestitures announced on April 5, 2002 as discontinued operations (see Note 10). As a result of executing these divestitures, we recorded asset impairments of $3.0 during 2002, such amount representing the difference between the sales price and the carrying value of the divested assets.

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections". SFAS 145, among other things, amends SFAS 4 and SFAS 44, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions for SFAS 145 are effective for the fiscal years beginning after May 15, 2002 and early application is encouraged. However, upon emergence from bankruptcy, we were required to apply "Fresh-Start Reporting" as specified by SOP 90-7. All previously reported amounts have been reclassified.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces Emerging Issues Task Force Issue 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on our results of operations or financial position in 2003.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS 123 to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects of stock-based compensation on reported results. The provisions of SFAS 148 are effective for years ending after December 15, 2002. The adoption of SFAS 148 did not have any impact on our results of operations or financial position in 2003 or 2002.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", which requires recognition of a liability for the obligation undertaken upon issuing a guarantee. This liability would be recorded at the inception date of the guarantee and would be measured at fair value. The disclosure provisions of the statement are effective for the financial statements as of February 1, 2003. The liability recognition provisions apply prospectively to any guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on our results of operations or financial position in 2003.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities, as defined. FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have any impact on our results of operations or financial position as we do not have a variable interest entity.

2.     Reorganization and Fresh-Start Reporting

        Under the terms of the Reorganization Plan, the unsecured creditors received, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of new common stock, par value $.01 per share, ("Common Stock") in the reorganized Company to discharge and in exchange for an estimated $367.3 of unsecured debt, and the financial advisor to Creditors Committee was issued 154,710 shares of Common Stock. Subsequent to October 31, 2002, we settled certain disputed claims which increased the original estimate by $3.4 to $370.7. Our existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the "Old Common Stock") was extinguished. Upon completion of distributions under the Reorganization Plan, holders of the Old Common Stock received in exchange five-year warrants (the "Warrants") to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the outstanding Common Stock). The Warrants have an exercise price of $18.50 which was calculated at full recovery for all unsecured creditors. The warrant exercise price was determined six months after the Effective Date based upon our estimate of total general unsecured claims. Instructions regarding the exchange of the Warrants were delivered to the exchange agent on May 9, 2003. The Warrants expire on October 31, 2007.

        The Reorganization Plan established the 2002 Long Term Stock Incentive Plan (the "2002 Incentive Plan") for employees to be administered by the Board of Directors of the newly reorganized Company. Up to 2,015,000 shares of Common Stock are reserved for issuance under the 2002 Incentive Plan. All of our previously outstanding options that had been issued under the existing stock option plans were cancelled. Additionally, the Board of Directors of the reorganized Company was initially reconstituted with six new members.

        We were required to adopt "Fresh-Start Reporting" as specified by SOP 90-7. "Fresh-Start Reporting" is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values as of the Effective Date. The reorganization value of $305.0 was based on accepted valuation techniques, including using a five-year discounted cash flow analysis and analysis of comparable publicly traded companies. The equity value of $192.3 is equal to the reorganization value less debt (net of assets held for sale and other credits). Accordingly, the carrying values of our assets and liabilities differ from the amounts shown in previous periods. The application of "Fresh-Start Reporting" as of the Effective Date is summarized below:

	Predecessor Company	Adjustments to Record Effects of the Reorganization Plan		Successor Company
	Balance Sheet	Reorganization Adjustments	Fresh-Start Adjustments	Balance Sheet
Assets:
Current assets	$416.9	$—	$—	$416.9
Property and equipment, net	108.6	—	(108.6)	—
Other assets, net	3.7	1.8	(1.1)	4.4

Total assets	$529.2	$1.8	$(109.7)	$421.3

Liabilities:
Current liabilities	$226.7	$(159.8)	$0.3	$67.2
Long-term debt, less current portion	—	161.8	—	161.8
Other long-term liabilities	367.3	(367.3)	—	—

Total liabilities	594.0	(365.3)	0.3	229.0

Stockholders Equity (Deficit):
Common stock	0.4	0.2	(0.4)	0.2
Additional paid-in capital	247.7	192.1	(247.7)	192.1
Retained earnings (deficit)	(312.9)	174.8	138.1	—

Total stockholders' equity (deficit)	(64.8)	367.1	(110.0)	192.3

Total liabilities and stockholders' equity (deficit)	$529.2	$1.8	$(109.7)	$421.3

3.     Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
Raw materials—
Plates and Shapes	$103.4	$66.0
Flat Rolled	79.0	100.1
Building Products	15.0	17.7

Total raw materials	197.4	183.8

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled	20.2	18.3
Building Products	22.4	24.4

Total work-in-process and finished goods	42.6	42.7

Total inventories	$240.0	$226.5

        As previously stated, a few subsidiaries accounted for their inventories using the LIFO method. We have changed the method of accounting for inventories for these subsidiaries to conform to the methods used by similar businesses within our product groups effective January 1, 2003. The replacement cost of such inventories as of December 31, 2002 approximated the historical cost of the inventory computed using the LIFO method of valuation. The LIFO reserve attributable to these inventories has historically been insignificant (less than $0.1); accordingly, if the FIFO method had been used for all inventories prior to December 31, 2002, the net income (loss) would have been unchanged for all periods presented.

4.     Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Lives
		2003	2002
Land	—	$0.6	$—
Building and improvements	5-40 years	5.2	—
Machinery and equipment	7-25 years	7.2	0.5
Automobiles and trucks	3-12 years	0.7	—
Construction in progress	—	4.3	—

Total property and equipment		18.0	0.5
Less—accumulated depreciation		(0.4)	—

Total property and equipment, net		$17.6	$0.5

        At December 31, 2001, our property and equipment was appraised and reduced in value by $87.3 due to the concerns of recovering the historical value through operations due to the bankruptcy filing. Additionally, in connection with the fresh-start adjustments recorded as of October 31, 2002, no value was assigned to our property and equipment. These assets had a carrying value of $108.6 prior to the fresh-start adjustments. The excess of tax basis over the carrying value for financial statement purposes accounts for a significant portion of the deferred tax assets described elsewhere in these financial statements. We continue to use this property and equipment in conducting our regular operations. Amounts shown in the accompanying table have been acquired subsequent to October 31,2002.

        Depreciation expense for the year ended December 31, 2003, the period from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001 was $0.4, $7.3 and $21.3, respectively.

5.     Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2003	2002
Accrued salaries and employee benefits	$10.2	$7.1
Accrued taxes, other than income	4.1	4.3
Accrued insurance	11.1	10.1
Accrued bankruptcy costs	0.8	3.3
Accrued audit and tax fees	1.1	1.5
Accrued income taxes payable	1.0	—
Other	3.7	3.7

Total accrued liabilities	$32.0	$30.0

6.     Debt

        Debt consists of the following:

	December 31,
	2003	2002
Borrowings under credit facilities	$105.2	$112.6
Industrial Revenue Bonds (various issues)	5.7	7.9
Mortgage Note	7.1	7.4
Other	0.7	0.8

Total debt	118.7	128.7
Less—current portion of debt	0.5	1.3

Total long-term portion of debt	$118.2	$127.4

        Maturities on our debt as of December 31, 2003 were $0.5 in 2004, $105.6 in 2005, $0.4 in 2006, $6.2 in 2007, $0.1 in 2008 and $5.9 thereafter.

        The weighted average interest rates under our credit facilities for year ended December 31, 2003, the periods from November 1, 2002 through December 31, 2002 and January 1, 2002 through October 31, and the year ended December 31, 2001 were 4.41%, 3.08%, 6.18% and 7.88%, respectively.

  Revolving Credit Facility

        On October 31, 2002, we entered into our exit financing with a group of lenders (the "Revolving Credit Facility"). The Revolving Credit Facility has an initial term of three years with an option to extend the agreement by two one-year terms. The debtor-in-possession facility (the "DIP Financing") was retired with borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides for a revolving credit facility providing up to $200.0 in borrowings and is secured by all of our receivables, inventories, and intangible property. Borrowings under the Revolving Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $200.0 in the aggregate; however, our property and equipment is not pledged as security for the loan. As of February 6, 2004 and December 31, 2003, we had $64.2 and $76.4, respectively, available to borrow under the Revolving Credit Facility.

        The Revolving Credit Facility matures on October 31, 2005, subject to extension and bears interest at the bank's base rate or LIBOR, at our option, plus an applicable margin based on a ratio of EBITDA (as defined and adjusted) to cash interest expense (the "Fixed Charge Coverage Ratio"). The Fixed Charge Coverage Ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt. The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%. These marginal rates vary with our financial performance as measured by the Fixed Charge Coverage Ratio. A commitment fee is payable on any unused portion of the Revolving Credit Facility. The commitment fee varies between 0.250% and 0.375% per annum, based on the Fixed Charge Coverage Ratio. The base rate and the LIBOR rate were 4.375% and 1.17%, respectively, as of December 31, 2003.

        The Revolving Credit Facility requires us to comply with various financial covenants, the most significant of which are as follows: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the Fixed Charge Coverage Ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders' consent with respect to certain individual acquisitions. The Revolving Credit Facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0. As long as our availability (the applicable advance rate on eligible receivables and inventories, less outstanding borrowings and letters of credit) is $20.0 or greater, we do not have to maintain a minimum Fixed Charge Coverage Ratio. Should availability fall below $20.0, we must comply with a Fixed Charge Coverage Ratio of 1.0 to 1.0. We were in compliance with all of the covenants as of December 31, 2003.

        In connection with the establishment of the Revolving Credit Facility in 2002, we incurred debt issuance costs of approximately $2.1, which are being amortized over the three-year term of the facility.

  Debtor-in-Possession Financing

        On January 2, 2002, we executed our DIP Financing with Bank of America and PNC Bank in the amount of $350.0. On July 22, 2002, we amended its DIP Financing agreement reducing the maximum permitted borrowings to $275.0. Initial borrowings of $278.2 were used to repay the outstanding balance under the previous credit facilities. The facility was composed of a revolving line of credit consisting of revolving loans, letters of credit and credit support. The DIP Financing bore interest at the bank's prime rate plus an applicable margin of 2%, had an eighteen-month term with two three-month extensions and was collateralized by all of our accounts receivable, inventory, equipment and real estate. The lending formula was 85% of eligible accounts receivable and up to 60% of eligible inventory. A commitment fee was payable on any unused portion of the DIP Financing. Borrowings were used to fund post-petition operating expenses and supplier and employee obligations throughout the reorganization process. The DIP Financing was retired upon execution of the Revolving Credit Facility discussed above.

        On March 12, 2001, we entered into a credit facility with Bank of America and PNC Bank. The credit facility was for a period of three years, represented $450.0 in financing, and replaced the former credit facility. In connection with the establishment of the credit facility, we incurred fees and expenses of $7.5, which were being amortized over the three-year term of the facility. As a result of the Chapter 11 Filing, the unamortized amount of $5.8 was written off and included in reorganization expense for the year ended December 31, 2001. This credit facility was retired upon execution of the DIP Financing on January 2, 2002.

  Industrial Revenue Bonds (various issues)

        The IRBs are payable in installments ranging from monthly to annual with variable interest ranging from 1.70% to 3.67% per annum at December 31, 2003 and mature from July 1, 2004 to May 1, 2023. The IRBs are secured by real estate and equipment acquired with proceeds from these bonds with no net book value at December 31, 2003. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all of the covenants as of December 31, 2003.

  Mortgage Note

        Certain of the IRBs were automatically called as a result of the Chapter 11 Filing. We subsequently refinanced these IRBs with a mortgage note with a fixed interest rate of 6.88% per annum and maturing on October 31, 2007. The mortgage note places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth. This mortgage note is secured by property and equipment with no net book value as of December 31, 2003. We were in compliance with all of the covenants as of December 31, 2003.

7.     Income Taxes

        The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Deferred tax assets—
Accounts receivable and inventories	$5.3	$4.7
Accrued liabilities	8.5	8.6
Tax attributes and carryforwards	16.0	13.1
Property and equipment	30.5	38.5

Total deferred tax assets	60.3	64.9

Deferred tax liabilities—
Foreign DISC	(1.4)	(1.4)
Other	(0.9)	(1.4)

Total deferred tax liabilities	(2.3)	(2.8)

Valuation allowance	(58.0)	(62.1)

Deferred tax assets (liabilities), net	$—	$—

        As of December 31, 2003, we have net operating loss ("NOL") carryforwards for U.S. federal income taxes of approximately $30.6 which expires in 2023. Such NOLs are subject to limitations of Internal Revenue Code Section 382. The carryovers are based on tax returns as currently filed. Our tax returns are subject to periodic audit by the various jurisdictions in which we operate. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

        Valuation allowances of $62.1 were recorded as a part of the fresh-start adjustments. Valuation allowances have been established for uncertainties in realizing the benefit of certain tax loss carryforwards and other deferred tax assets. In assessing the realizability of carryforwards and other deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance will be adjusted in the periods that we determine it is more likely than not that deferred tax asses will or will not be realized. As we realize the benefit of these tax assets, the resulting credit will be reflected as an increase in paid-in-capital.

        The components of the provision (benefit) for income taxes are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Federal—
Current	$0.9	$—	$(15.0)	$(29.6)
Deferred	4.1	—	—	(21.3)

	5.0	—	(15.0)	(50.9)

State—
Current	.1	—	—	0.2
Deferred	—	—	—	(2.7)

	.1	—	—	(2.5)

Total provision (benefit)	$5.1	$—	$(15.0)	$(53.4)

        The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Federal income tax at statutory rates	$4.4	$(1.1)	$12.7	$(162.2)
State taxes, net of federal income tax benefit	0.4	—	2.6	0.1
Nondeductible expenses:
Bankruptcy costs	—	—	8.1	—
Amortization and impairment of goodwill	—	—	—	59.0
Valuation allowance	—	1.1	(45.9)	52.1
Other	0.3	—	7.5	(2.4)

Total provision (benefit)	$5.1	$—	$(15.0)	$(53.4)

8.     Stockholders' Equity (Deficit)

  Common Stock

        During 2001, we declared and paid one quarterly dividend of $0.03 per share, for a total of $1.1.

        Under the terms of the Reorganization Plan, the unsecured creditors received 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for all unsecured debt. The financial advisor to holders of general unsecured claims was issued 154,710 shares of Common Stock. In addition, authorized shares of Common Stock were decreased from 203,122,914 to 200,000,000.

  Warrants

        Under the terms of the Reorganization Plan, our Old Common Stock was extinguished. Holders of our Old Common Stock received in exchange five-year Warrants to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of our outstanding Common Stock). The Warrants were issued during 2003, have an exercise price of $18.50 per share and expire on October 31, 2007.

9.     Stock Based Compensation

        The Reorganization Plan established the 2002 Incentive Plan for employees to be administered by the Board of Directors of our newly reorganized Company and up to 2,015,000 shares of Common Stock were reserved for issuance under the Plan. Options granted under the Plan are issued at or above the closing price on the date of the grant. One-third of the options granted under the Plan vest on the first three anniversary dates following the date granted and have a term of five years.

        The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares
Balance, December 31, 2002				—
Granted to directors	$0.89	$3.08	$3.08	187,500
Granted to employees	$0.96	$4.75 — $14.25	$6.95	652,500
Exercised				—
Canceled or expired	$1.24	$4.75	$4.75	(25,000)

Balance, December 31, 2003				815,000

Exercisable as of December 31, 2003			$3.08	62,500

        The fair value of these option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	2.4% - 3.2%
Expected life of options	4.0

        We account for our stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been accounted for consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," our net income and net income per share would have decreased to the following pro forma amounts:

Year Ended December 31, 2003
Net income, as reported	$7.5
Deduct:
Compensation determined under fair value based method, net of tax	(0.2)

Pro forma net income	$7.3

Net income per share, Basic and Diluted:
As reported	$0.37

Pro forma	$0.36

10.   Operations Held for Sale

        During 2001, we decided to sell certain assets from our Plates and Shapes business unit. Because the sale of these operations was initiated prior to our adoption of SFAS 144 on January 1, 2002, the accounting for the disposal of these assets is governed by the provisions of SFAS 121. SFAS 121 requires that the operating results of operations held for sale be reported as continuing operations on the statement of operations with supplemental footnote disclosure of the assets, liabilities and results of operations. Operating results included in the consolidated statements of operations regarding the businesses classified as operations held for sale under SFAS 121 are as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Statement of Operations Data:
Net sales	$—	$31.2	$122.6
Operating loss	(0.1)	(2.6)	(6.6)

        On April 5, 2002, we announced planned divestitures of 11 additional business units that resulted in a significant downsizing for us. These divestitures were a part of the Reorganization Plan. The accounting for disposal of the operations placed into the held for sale category during 2002 is governed by the provisions of SFAS 144. This pronouncement requires that the operational results of the operations held for sale be recorded as discontinued operations on the statement of operations with separate earnings per share disclosure and supplemental footnote disclosure of the assets and liabilities. Operational information included in the consolidated statements of operations with respect to the businesses classified as discontinued operations and held for sale under SFAS 144 are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Statement of Operations Data:
Net sales	$3.4	$6.2	$192.2	$319.1
Cost of sales	2.8	4.9	149.8	249.8

Gross profit	0.6	1.3	42.4	69.3
Operating expenses	0.7	2.3	41.4	70.4

Operating income (loss)	(0.1)	(1.0)	1.0	(1.1)
Provision (benefit) for taxes	—	—	0.4	(0.4)

Net loss	$(0.1)	$(1.0)	$0.6	$(0.7)

        The asset and liability amounts for discontinued operations held for sale under SFAS 144 are classified as current assets and liabilities in the consolidating balance sheet as follows:

Successor Company
December 31, 2002
Assets:
Accounts receivable	$1.2
Inventories and other	2.2
Property and equipment, net	2.0

Operations held for sale	$5.4

Liabilities:
Accounts payable and accrued liabilities	$0.2

Operations held for sale	$0.2

        There are no assets and liabilities held for sale at December 31, 2003. There were no assets and liabilities held for sale under SFAS 121 at December 31, 2002. Total proceeds received from the sale of both assets held for sale under SFAS 144 and SFAS 123 during the year ended December 31, 2003, for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 were $5.4, $6.9 and $83.2, respectively.

        During the first quarter of 2003, the remaining unsold operating unit, which had been included in assets held for sale since April 2002 and for which the Company had no interested purchasers, was returned to held for use status and the results of operations have been reclassified and included in results of continuing operations for all periods presented. The amounts reclassified to continuing operations are as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Statement of Operations Data:
Net sales	$2.5	$15.8	$21.0
Cost of sales	1.8	11.5	16.5

Gross profit	0.7	4.3	4.5
Operating expenses	0.9	4.6	6.3

Operating income (loss)	(0.2)	(0.3)	(1.8)
Provision (benefit) for taxes	—	(0.1)	(0.7)

Net loss	$(0.2)	$(0.2)	$(1.1)

11.   Segment and Related Information

        We are organized into three product group segments. Each segment is described as follows:

  •
  Plates and Shapes consists of 20 facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing. This segment provides processing services such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length and tee-splitting.

  •
  Flat Rolled consists of 13 facilities that maintain an inventory of cold rolled and hot rolled steel products and various nonferrous flat rolled products including aluminum, stainless steel, copper and brass. This segment provides processing services such as slitting, precision blanking, leveling, cut-to-length, laser cutting, punching, bending and shearing.

  •
  Building Products consists of 19 operating locations and 32 sales and distribution centers that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

        The following table summarizes financial information regarding these segments:

	Plates and Shapes	Flat Rolled	Building Products	Corp, Elims And Other	Total
Successor Company:
Year ended December 31, 2003
Net sales	$354.1	$463.6	$165.2	$(19.7)	$963.2
Operating income (loss)	11.6	7.7	12.4	(15.3)	16.4
Total assets	143.6	107.7	62.1	93.8	407.2
Capital expenditures	11.0	3.1	2.4	1.0	17.5
Depreciation and amortization	0.2	0.1	0.2	0.0	0.5
Period from November 1, 2002 through December 31, 2002:
Net sales	$49.1	$61.5	$21.2	$(3.1)	$128.7
Operating income (loss)	1.3	1.2	(0.6)	(2.8)	(0.9)
Total assets	96.3	135.6	61.4	85.3	378.6
Capital expenditures	0.2	0.1	0.2	0.0	0.5
Depreciation and amortization	—	—	—	—	—

Predecessor Company:
Period from January 1, 2002 through October 31, 2002:
Net sales	$316.3	$404.1	$134.9	$(22.0)	$833.3
Operating income (loss)	1.5	5.4	10.6	(20.1)	(2.6)
Total assets	98.9	137.8	73.8	110.8	421.3
Capital expenditures	0.6	1.2	0.9	0.3	3.0
Depreciation and amortization	2.2	2.2	2.0	0.9	7.3
Year Ended December 31, 2001:
Net sales	$579.4	$543.8	$150.7	$(30.9)	$1,243.0
Operating income (loss)	0.5	10.9	5.4	(407.3)	(390.5)
Capital expenditures	4.6	5.5	3.3	2.9	16.3
Depreciation and amortization	8.5	4.9	3.0	4.9	21.3

        The amounts shown as an operating loss under the column heading "Corp, Elims and Other" consist primarily of general and administrative costs that are not allocated to the segments and the amortization of goodwill. Operating loss for 2001 includes asset impairments of $386.1, including $288.7 related to goodwill, $87.3 related to property and equipment and $10.1 related to costs associated with the disposition of operations held for sale. The goodwill impairment charge by segment included $176.9 for Plates and Shapes, $54.0 for Flat Rolled and $57.8 for Building Products. The property and equipment impairment charge by segment included $34.8 for Plates and Shapes and $52.5 for Flat Rolled.

        Reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is summarized as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002	Year Ended December 31, 2001
Statement of Operations Data:
Operating income (loss)	$16.4	$(0.9)	$(2.6)	$(390.5)
Interest expense	5.7	1.3	15.8	49.6
Other (income) expense, net	(2.0)	0.1	(1.1)	1.8
Fresh-start adjustments	—	—	109.7	—
Gain on reorganization	—	—	(190.6)	—
Reorganization expenses	—	—	28.3	19.4

Income (loss) before taxes and discontinued operations	$12.7	$(2.3)	$35.3	$(461.3)

        Our areas of operations are solely in the U.S. No geographic area is significant to the consolidated operations. We have a broad customer base within the U.S. with no single customer being significant to consolidated operations.

12.   Employee Benefit Plans

        We established the Metals USA, Inc. 401(k) Plan (the "Plan") on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Plan on the first day of any calendar month coinciding with or following their date of hire. Employee contributions are limited to the Internal Revenue Service established annual dollar limits. Prior to January 1, 2004, participants were eligible to join the Plan after completing six full calendar months of service and contributions were limited to 15% of eligible compensation.

        Effective December 31, 2003, active employees are 100% vested in both prior and future Company matching contributions and earnings. Employees hired after December 31, 2003 become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service. On January 1, 2004, the Company match was reinstated after being suspended on October 1, 2001. We match 100% of the first 2% of each employee's contributions.

        We established the Metals USA, Inc. Union 401(k) Plan on October 1, 1998 to provide a standard defined contributions savings plan for all employees covered under the terms of a collective bargaining agreement (the "Union Plan"). The employer is not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement. The Union Plan allows the employee to contribute up to 15% of their eligible compensation. The Company match for the Union Plan is based upon the individual collective bargaining agreements, ranging from 1% to 1/2% up to the first 6% of an employees contribution.

        The aggregate contributions to the Plan and the Union Plan were $2.3 for the year ended December 31, 2001.

13.   Commitments and Contingencies

  Operating Lease Agreements

        Our minimum lease obligations for continuing operations under certain long-term non-cancelable operating lease agreements for office space, warehouse space and equipment are as follows: 2004—$13.9; 2005—$12.3; 2006—$11.1; 2007—$10.0; 2008—$8.2 thereafter—$38.6. We recorded approximately $10.9, $1.8, $9.7 and $13.7 in rent expense in continuing operations for the year ended December 31, 2003, for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001, respectively. Certain of these leases are with previously affiliated individuals and companies.

  Letters of Credit

        We have entered into letters of credit in the amount of $5.8 in conjunction with the various IRBs (see Note 6) and other letters of credit in the amount of $12.6 as of December 31, 2003. These letters of credit reduce the amount available to borrow under the Revolving Credit Facility.

  Contingencies

        We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

14.   Supplemental Cash Flow Information

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from November 1, 2002 through December 31,	Period from January 1, 2002 through October 31,	Year Ended December 31,
	2003	2002	2002	2001
Cash paid for interest expense	$5.4	$0.6	$13.6	$48.2
Cash paid (refunded) for income taxes	(19.3)	(0.1)	(25.5)	(10.7)

15.   Related-Party Transactions

        Transactions with our directors, executive officers, principal shareholders or affiliates must be at terms that are no less favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors. During the year ended December 31, 2003 and the period from November 1, 2002 through December 31, 2002, the Board of Directors received fees of $0.7 and $0.2, respectively. A subsidiary of ours sells scrap to Metals Management, Inc., a company where we shared two common directors in 2003. Sales of scrap for the year ended December 31, 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 and the year ended December 31, 2001 were $0.9, $0.2, $0.5, and $0.6, respectively, and were recorded at prevailing market rates.

16.   Subsequent Event

        On March 24, 2004, we amended our Revolving Credit Facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 to $250.0 and to extend the maturity date an additional year to October 31, 2006. The amendment limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement. We paid $0.8 in connection with the amendment which will be amortized over the remaining term of the Revolving Credit Facility. All other terms and conditions of the loan agreement are unchanged. The amendment immediately increased our borrowing availability by $50.0 and as of March 24, 2004, our borrowing availability under the Revolving Credit Facility as amended, was $78.3.