Form 10-Q
period 2004-03-31
METALS USA INC
filed 2004-04-23
CIK 1038363

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 1-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 1100 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

Number of shares of common stock outstanding at April 19, 2004: 20,173,910

METALS USA, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings.”   Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors.  These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions.  This report identifies other factors that could cause such differences.  No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to “Factors Which May Affect Future Operating Results” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for risk factors that may affect future performance.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash	$12.9	$11.4
Accounts receivable, net of allowance of $8.0 and $6.9, respectively	169.3	125.0
Inventories	270.6	240.0
Prepaid expenses and other	7.9	8.4
Total current assets	460.7	384.8
Property and equipment, net	22.1	17.6
Other assets, net	5.5	4.8
Total assets	$488.3	$407.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50.6	$48.9
Accrued liabilities	43.7	32.0
Current portion of long-term debt	0.5	0.5
Total current liabilities	94.8	81.4
Long-term debt, less current portion	166.4	118.2
Other long-term liabilities	6.9	7.0
Total liabilities	268.1	206.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,173,910 shares issued and outstanding at March 31, 2004 and 20,154,710 shares issued and outstanding at December 31, 2003	0.2	0.2
Additional paid-in capital	197.3	196.2
Retained earnings	22.7	4.2
Total stockholders’ equity	220.2	200.6

Total liabilities and stockholders’ equity	$488.3	$407.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net sales	$319.2	$226.3
Cost of sales	225.3	173.7
Gross profit	93.9	52.6
Operating costs and expenses:
Operating and delivery	37.0	29.9
Selling, general and administrative	24.9	21.2
Depreciation and amortization	0.3	—
Operating income (loss)	31.7	1.5
Other (income) expense:
Interest expense	1.7	1.7
Other (income) expense, net	(0.4)	(0.1)
Net income (loss) before income taxes and discontinued operations	30.4	(0.1)
Provision for income taxes	11.9	—
Net income (loss) before discontinued operations	18.5	(0.1)
Discontinued operations, net of income taxes	—	(0.1)
Net income (loss)	$18.5	$(0.2)

Net income (loss) per share – basic:
Before discontinued operations	$0.92	$(0.01)
Discontinued operations	—	—
Total	$0.92	$(0.01)

Net income (loss) per share – diluted:
Before discontinued operations	$0.91	$(0.01)
Discontinued operations	—	—
Total	$0.91	$(0.01)

Number of common shares used in the per share calculations:
Basic	20.2	20.2
Diluted	20.4	20.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$18.5	$(0.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	0.1
Provision for bad debts	1.5	0.8
Depreciation and amortization	0.3	—
Changes in operating assets and liabilities, net of non-cash transactions:
Accounts receivable	(47.2)	(13.6)
Inventories	(29.9)	14.1
Prepaid expenses and other	1.0	1.7
Accounts payable and accrued liabilities	13.3	(2.5)
Other operating	1.1	1.0
Net cash provided by (used in) continuing operations	(41.4)	1.4
Net cash provided by (used in) discontinued operations	—	(0.3)
Net cash provided by (used in) operations	(41.4)	1.1
Cash flows from investing activities:
Sale of assets	0.1	5.4
Purchases of assets	(4.8)	(2.3)
Net cash provided by (used in) investing activities	(4.7)	3.1
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	48.3	2.7
Repayments on long-term debt	(0.1)	(1.9)
Deferred financing costs	(0.8)	—
Issuance of common stock	0.2	—
Net cash provided by (used in) financing activities	47.6	0.8

Net increase (decrease) in cash	1.5	5.0
Cash, beginning of period	11.4	6.3
Cash, end of period	$12.9	$11.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share amounts)

1.     Organization and Basis of Presentation

Organization

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  Approximately 85% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of our revenues is derived from our Building Products Group that manufactures and distributes products primarily related to the residential and commercial construction and improvement industry.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

Basis of Presentation

Principles of consolidation — The consolidated financial statements include the accounts of Metals USA and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Certain reclassifications have been made to prior years’ financial statements to be consistent with the current year’s presentation.

Interim Financial Information — The interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated.  All intercompany transactions and balances have been eliminated.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

2.     Earnings (Loss) Per Share

Earnings per Share — Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  There were outstanding options to purchase 901,500 and 300,000 shares of Common Stock for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004	2003
	(in millions of shares)

Weighted average shares used in computing income (loss) per share – basic	20.2	20.2
Effect of dilutive securities:
Stock options	0.2	—
Weighted average shares used in computing income (loss) per share – diluted .	20.4	20.2

3.     Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials —
Plates and Shapes ..	$126.2	$103.4
Flat Rolled	81.4	79.0
Building Products	17.6	15.0
Total raw materials	225.2	197.4
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	21.0	20.2
Building Products	24.4	22.4
Total work-in-process and finished goods	45.4	42.6
Total inventories	$270.6	$240.0

4.     Debt

Debt consists of the following:

	March 31, 2004	December 31, 2003
Borrowings under credit facility	$153.5	$105.2
Industrial Revenue Bonds (various issues)	5.7	5.7
Mortgage Note	7.0	7.1
Obligations under capital leases and other	0.7	0.7
Total debt	166.9	118.7
Less — current portion of debt	0.5	0.5
Total long-term portion of debt	$166.4	$118.2

We were in compliance with the covenants of all of our debt agreements as of March 31, 2004.  The weighted average interest rates under the our credit facility for the three months ended March 31, 2004 and 2003 were 4.13% and 4.37%, respectively.

Revolving Credit Facility

On October 31, 2002, we entered into a revolving credit facility with a group of lenders.  On March 24, 2004, we amended our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 to $250.0 and to extend the maturity date to October 31, 2006.  The revolving credit facility has an option to extend the agreement by one year on October 31, 2006 and it is secured by all of our receivables, inventories, and intangible property.  Borrowings under the revolving credit facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $250.0 in the aggregate.  The amendment limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.  As of April 19, 2004, our borrowing availability under the revolving credit facility as amended, was $73.4.

The revolving credit facility matures on October 31, 2006, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the LIBOR rate were 4.00% and 1.11% as of March 31, 2004.

The revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv)

obtaining the lenders’ consent with respect to certain individual acquisitions.  The revolving credit facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long our availability is $20.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $20.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.

5.     Commitments and Contingencies

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

6.     Stockholders’ Equity

Stock Based Compensation

The 2002 Incentive Plan reserves up to 2,015,000 shares of Common Stock for issuance under the Plan.  Options granted under the Plan are issued at or above the closing price on the date of the grant.  One-third of the options granted under the Plan vest on the first three anniversary dates following the date granted and have a term of five years.

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares

Balance, December 31, 2003				815,000
Granted to directors	$3.78	$10.71	$10.71	24,000
Granted to employees	$3.78	$10.71	$10.71	62,500
Exercised				—
Canceled or expired	—	—	—	—
Balance, March 31, 2004				901,500

Exercisable as of March 31, 2004			$7.03	162,500

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	3.0%
Expected life of options	4.0

We account for our stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized.  Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” our net loss and net loss per share would have increased to the following pro forma amounts:

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$18.5	$(0.2)
Deduct: Total stock-based employee compensation:
Expense determined under fair value based method	(0.1)	—
Pro forma net income (loss)	$18.4	$(0.2)
Net income (loss) per share, Basic:
As reported	$0.92	$(0.01)
Pro forma	$0.91	$(0.01)
Net income (loss) per share, Diluted:
As reported	$0.91	$(0.01)
Pro forma	$0.90	$(0.01)

7.     Supplemental Cash Flow Information

	Three Months Ended March 31,
	2004	2003
Cash paid for interest	$1.4	$1.7
Cash paid (refunded) for income taxes	1.4	—

8.     Segment and Related Information

The following table shows summarized financial information concerning our reportable segments.

	As of and for the three months ended March 31,
	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total
2004 :
Net sales	$135.1	$151.4	$36.4	$(3.7)	$319.2
Operating income (loss)	20.7	14.3	0.9	(4.2)	31.7
Total assets	178.6	107.3	68.5	133.9	488.3
Capital expenditures	3.8	0.4	0.4	0.2	4.8
Depreciation and amortization	0.1	0.1	0.1	—	0.3

2003 :
Net sales	$82.4	$116.3	$33.4	$(5.8)	$226.3
Operating income (loss)	2.1	2.0	0.2	(2.8)	1.5
Total assets	100.3	101.5	63.8	106.0	371.6
Capital expenditures	1.6	0.2	0.5	—	2.3
Depreciation and amortization	—	—	—	—	—

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements.  Readers should refer to “Factors Which May Affect Future Operating Results” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for risk factors that may affect future performance.

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

Inventories.  Inventories are stated at the lower of cost or market.  Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out, or FIFO, method of accounting.  We regularly review inventory on hand and record provisions for obsolete and slow-moving inventory based on historical and current sales trends.  Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for obsolete inventory.

Results of Operations - Three Months Ended March 31, 2004 Compared to March 31, 2003

The following unaudited consolidated financial information reflects our historical financial statements, and the divested operations as of their respective divestiture dates.

	Three Months Ended March 31,
	2004	%	2003	%
	(In millions, except percentages)
Net sales	$319.2	100.0%	$226.3	100.0%
Cost of sales	225.3	70.6%	173.7	76.8%
Gross profit	93.9	29.4%	52.6	23.2%
Operating and delivery	37.0	11.6%	29.9	13.2%
Selling, general and administrative	24.9	7.8%	21.2	9.4%
Depreciation and amortization	0.3	0.1%	—	0.0%
Operating income	31.7	9.9%	1.5	0.7%
Interest expense	1.7	0.5%	1.7	0.8%
Other (income) expense, net	(0.4)	(0.1)%	(0.1)	0.0%
Income (loss) before income taxes and discontinued operations	$30.4	9.5%	$(0.1)	0.0%

Net sales.  Net sales increased $92.9 million, or 41.1%, from $226.3 million for the three months ended March 31, 2003 to $319.2 million for the three months ended March 31, 2004.  The increase in sales was primarily attributable to a 34.2% increase in volumes and a 9.2% increase in higher average realized prices for our Flat Rolled and Plates and Shapes Product Groups.

Cost of sales.  Cost of sales increased $51.6 million, or 29.7%, from $173.7 million for the three months ended March 31, 2003, to $225.3 million for the three months ended March 31, 2004.  Volume increases in our Flat Rolled and Plates and Shapes Product Groups account for this increase, as average cost per ton was essentially unchanged.  Cost of sales as a percentage of sales decreased from 76.8% in 2003 to 70.6% in the same period in 2004.  This percentage decrease was due to higher average realized sales prices on the incremental volumes.

Operating and delivery.  Operating and delivery expenses increased $7.1 million, or 23.7%, from $29.9 million for the three months ended March 31, 2003 to $37.0 million for the three months ended March 31, 2004.  This increase is primarily due to the increase in shipments.  As a percentage of net sales, operating and delivery expenses decreased from 13.2% for the three months ended March 31, 2003 to 11.6% for the three months ended March 31, 2003.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Selling, general and administrative.  Selling, general and administrative expenses increased $3.7 million, or 17.5%, from $21.2 million for the three months ended March 31, 2003 to $24.9 million for the three months ended March 31, 2004.  This was due to higher incentive compensation that resulted from increased sales.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.4% for the three months ended March 31, 2003 to 7.8% for the three months ended March 31, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Depreciation and amortization.  Depreciation and amortization increased from none for the three months ended March 31, 2003 to $0.3 million for the three months ended March 31, 2004, due to the fixed asset additions made during 2003 and the first quarter of 2004.

Operating income (loss).  Operating income improved $30.2 million, from $1.5 million for the three months ended March 31, 2003 to $31.7 million for the three months ended March 31, 2004.  As a percentage of net sales, operating income increased from 0.7% for the three months ended March 31, 2003 to 9.9% for the three months ended March 31, 2004.  This increase is due to the improved margins and increased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense remained unchanged at $1.7 million for the three months ended

March 31, 2003 and for the three months ended March 31, 2004.  As a percentage of sales, interest expense decreased to 0.5% for the three months ended March 31, 2004 from 0.8% for the three months ended

March 31, 2003.

Other (income) expense, net.  Other income increased $0.3 million, from $0.1 million of income for the three months ended March 31, 2003 to $0.4 million of income for the three months ended March 31, 2004.  This increase was due to an insurance settlement attributable to a 2001 flood claim in Houston.

Segment Results — Three Months Ended March 31, 2004 Compared to March 31, 2003

	Three Months Ended March 31,
	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	(1) Tons Shipped
	(In millions, except percentages and tons in thousands)
2004:
Plates and Shapes	$135.1	$114.4	$20.7	$3.8	206
Flat Rolled	151.4	137.1	14.3	0.4	208
Building Products	36.4	35.5	0.9	0.4	—
Corporate and other	(3.7)	0.5	(4.2)	0.2	(6)
Total	$319.2	$287.5	$31.7	$4.8	408

2003:
Plates and Shapes	$82.4	$80.3	$2.1	$1.6	149
Flat Rolled	116.3	114.3	2.0	0.2	165
Building Products	33.4	33.2	0.2	0.5	—
Corporate and other	(5.8)	(3.0)	(2.8)	—	(10)
Total	$226.3	$224.8	$1.5	$2.3	304

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $52.7 million, or 64.0%, from $82.4 million for the three months ended March 31, 2003 to $135.1 million for the three months ended March 31, 2004.  This increase is primarily due to a 38.3% increase in shipments for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, and by an 18.6% increase in the average sales price per ton.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $34.1 million, or 42.5%, from $80.3 million for the three months ended March 31, 2003 to $114.4 million for the three months ended March 31, 2004.  This increase was attributable to the increased shipments.

Operating costs and expenses as a percentage of net sales decreased from 97.5% for the three months ended March 31, 2003 to 84.7% for the three months ended March 31, 2004. This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Operating income increased by $18.6 million, from $2.1 million of income for the three months ended March 31, 2003 to $20.7 million of income for the three months ended March 31, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004. Operating income as a percentage of net sales increased from 2.5% for the three months ended March 31, 2003 to 15.3% for the three months ended March 31, 2004.

Flat Rolled.  Net sales increased $35.1 million, or 30.2%, from $116.3 million for the three months ended March 31, 2003 to $151.4 million for the three months ended March 31, 2004.  This increase is primarily due to a 26.1% increase in shipments for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, and by a 3.3% increase in the average sales price per ton.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $22.8 million, or 19.9%, from $114.3 million for the three months ended March 31, 2003 to $137.1 million for the three months ended March 31, 2004.  This increase was attributable to higher operating expenses primarily from increased shipments.  Operating costs and expenses as a percentage of net sales, decreased from 98.3% for the three months ended March 31, 2003 to 90.6% for the three months ended March 31, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Operating income increased by $12.3 million, from $2.0 million for the three months ended March 31, 2003 to $14.3 million for the three months ended March 31, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 1.7% for the three months ended March 31, 2003 to 9.4% for the three months ended March 31, 2004.

Building Products.  Net sales increased $3.0 million, or 9.0%, from $33.4 million for the three months ended March 31, 2003 to $36.4 million for the three months ended March 31, 2004.  The increase in net sales was principally due to a higher demand for these products.

Operating costs and expenses increased $2.3 million, or 6.9%, from $33.2 million for the three months ended March 31, 2003 to $35.5 million for the three months ended March 31, 2004 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 99.4% for the three months ended March 31, 2003 to 97.5% for the three months ended March 31, 2004.

Operating income increased by $0.7 million, from $0.2 million for the three months ended March 31, 2003 to $0.9 million of income for the three months ended March 31, 2004.  Operating income as a percentage of net sales increased from 0.6% for the three months ended March 31, 2003 to 2.5% for the three months ended March 31, 2004.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $1.4 million, from $(2.8) million for the three months ended March 31, 2003 to $(4.2) million for the three months ended March 31, 2004.  This increase is primarily attributable to higher incentive compensation together with implementation and training costs attributable to our company-wide systems implementation.

Liquidity and Capital Resources

The primary source of liquidity is our working capital.  The two primary components of working capital are accounts receivable and inventory.  We supplement working capital requirements as needed with borrowings under our revolving credit facility.  Generally, accounts receivable are collected within 45 to 60 days from invoice date and our inventory “turns” about four times per year.  At March 31, 2004, we had available cash of $12.9 million and working capital of $365.9 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 43.1% at March 31, 2004.  At December 31, 2003, we had available cash of $11.4 million and working capital of $303.4 million.  Additionally, our borrowing availability at March 31, 2004 was $77.6 million.  Borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At April 19, 2004, we had $159.7 million drawn and an additional borrowing availability of $73.4 million.

Net cash used in operations was $41.4 million for the three months ended March 31, 2004.  This use of cash was to fund inventory and accounts receivable requirements in concert with rising steel prices during the quarter.  Net cash provided by operations was $1.1 million for the three months ended March 31, 2003.

Net cash used in investing activities was $4.7 million for the three months ended March 31, 2004 and consisted primarily of $4.8 million for the purchase of fixed assets.  In 2004, the most significant capital project was the expansion of our Plates and Shapes facility in the New Orleans area.  Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2003 and consisted primarily of $5.4 million from sales of fixed assets, partially offset by the purchase of $2.3 million of fixed assets.

Net cash provided by financing activities was $47.6 million for the three months ended March 31, 2004 and consisted primarily of net borrowings on the revolving credit facility of $48.3 million.  Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2003 and consisted of net borrowings on the revolving credit facility of $2.7 million offset by net repayments on long-term debt of

$1.9 million.

Financing Activities

On October 31, 2002, we entered into a revolving credit facility with a group of lenders.  On March 24, 2004, we amended our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 million to $250.0 million and to extend the maturity date to October 31, 2006.  The revolving credit facility has an option to extend the agreement by one year on October 31, 2006 and is secured by all of our receivables, inventories, and intangible property.  Borrowings under the revolving credit facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $250.0 million the aggregate.   The amendment limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.

The revolving credit facility matures on October 31, 2006, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the LIBOR rate were 4.00% and 1.11% as of March 31, 2004.

The revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are:  (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The revolving credit facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long our availability is $20.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $20.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of March 31, 2004.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2004.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Industry Trends

Due to the increased demand for steel in China, shortages of raw material, such as coke, increased demand for scrap and the weak U.S. dollar, prices for domestic steel of all types have increased significantly over the past several months.  We do not produce any steel; however, historically metal service centers generally benefit from rising steel prices, although in the short term rapidly rising prices create an equal demand on cash.  This is because, during the initial period in which prices are rising, we will have to fund the purchase of higher cost material as the lower cost material is sold.  This will have a negative impact on cash flow until prices for material stabilize and the normal lag from collections of accounts receivable, typically 45 to 60 days, passes.  We believe our cash flow from operations, supplemented with the cash availability afforded us by our revolving credit facility, will provide sufficient liquidity to meet challenges we face due to the rising steel price environment.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our revolving credit facility.  The outstanding balance of $159.7 million as of April 19, 2004 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $1.6 million per annum.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions of and that our policies and procedures are followed.  There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer, dated April 23, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, dated April 23, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, Dated April 23, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Dated April 23, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

b.     Reports on Form 8-K:

February 18, 2004 – Regulation FD Disclosure – Metals USA announces annual meeting of stockholders.

February 20, 2004 – Regulation FD Disclosure – Metals USA reports profitable forth quarter and 2003 Year End.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: April 23, 2004	By:	\s\ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President
and Chief Financial Officer