Form 10-Q
period 2004-06-30
METALS USA INC
filed 2004-07-20
CIK 1038363

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding at July 20, 2004:  20,173,910

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

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$13.9	$11.4
Accounts receivable, net of allowance of $8.2 and $6.9, respectively	184.9	125.0
Inventories	299.0	240.0
Prepaid expenses and other	5.9	8.4
Total current assets	503.7	384.8
Property and equipment, net	30.1	17.6
Other assets, net	5.0	4.8
Total assets	$538.8	$407.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57.8	$48.9
Accrued liabilities	38.1	31.0
Income taxes payable	15.7	1.0
Current portion of long-term debt	3.7	0.5
Total current liabilities	115.3	81.4
Long-term debt, less current portion	161.6	118.2
Other long-term liabilities	7.0	7.0
Total liabilities	283.9	206.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,173,910 shares issued and outstanding at June 30, 2004 and 20,154,710 shares issued and outstanding at December 31, 2003	0.2	0.2
Additional paid-in capital	198.3	196.2
Retained earnings	56.4	4.2
Total stockholders’ equity	254.9	200.6
Total liabilities and stockholders’ equity	$538.8	$407.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Net sales	$383.6	$242.3	$702.8	$468.6
Cost of sales	264.3	183.5	489.6	357.2
Gross profit	119.3	58.8	213.2	111.4
Operating costs and expenses:
Operating and delivery	36.1	31.3	73.1	61.2
Selling, general and administrative	26.3	22.4	51.2	43.6
Depreciation and amortization	0.4	0.1	0.7	0.1
Operating income	56.5	5.0	88.2	6.5
Other (income) expense:
Interest expense	2.0	1.6	3.7	3.3
Other (income) expense, net	—	(0.2)	(0.4)	(0.3)
Income before income taxes and discontinued operations	54.5	3.6	84.9	3.5
Provision for income taxes	20.8	1.3	32.7	1.3
Income before discontinued operations	33.7	2.3	52.2	2.2
Discontinued operations, net of taxes	—	—	—	(0.1)
Net income	$33.7	$2.3	$52.2	$2.1

Net income per share – basic:
Before discontinued operations	$1.67	$.11	$2.58	$.11
Discontinued operations	—	—	—	(.01)
Total	$1.67	$.11	$2.58	$.10

Net income per share - diluted:
Before discontinued operations	$1.63	$.11	$2.52	$.11
Discontinued operations	—	—	—	(.01)
Total	$1.63	$.11	$2.52	$.10

Number of common shares used in the per share calculations:
Basic	20.2	20.2	20.2	20.2
Diluted	20.7	20.3	20.7	20.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$52.2	$2.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	0.1
Provision for bad debts	2.3	1.6
Depreciation and amortization	0.7	0.1
Changes in operating assets and liabilities:
Accounts receivable	(62.2)	(14.3)
Inventories	(59.0)	35.3
Prepaid expenses and other	2.4	14.2
Accounts payable and accrued liabilities	16.0	8.4
Income taxes payable	14.7	1.3
Other operating	2.0	2.0
Net cash provided by (used in) continuing operating activities	(30.9)	50.8
Net cash provided by (used in) discontinued operating activities	—	(0.3)
Net cash provided by (used in) operations	(30.9)	50.5
Cash flows from investing activities:
Sale of assets	0.5	5.5
Purchases of assets	(10.1)	(4.2)
Net cash provided by (used in) investing activities	(9.6)	1.3
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	43.4	(45.9)
Borrowings of long-term debt	0.4	—
Repayments of long-term debt	(0.2)	(2.4)
Deferred financing costs	(0.8)	—
Issuance of common stock	0.2	—
Net cash provided by (used in) financing activities	43.0	(48.3)

Net increase in cash	2.5	3.5
Cash, beginning of period	11.4	6.3
Cash, end of period	$13.9	$9.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

1.              Organization and Basis of Presentation

Organization

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  Historically, about 85% of our revenues are derived from metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and home improvement industry.  Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

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

2.              Earnings Per Share

Earnings per Share — Basic excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  There were outstanding options to purchase 946,500 and 487,500 shares of Common Stock for the six months June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions of shares)

Weighted average shares used in computing income per share – basic	20.2	20.2	20.2	20.2
Effect of dilutive securities:
Stock options	0.5	0.1	0.5	0.1
Weighted average shares used in computing income per share – diluted	20.7	20.3	20.7	20.3

3.              Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials —
Plates and Shapes	$149.3	$103.4
Flat Rolled	81.4	79.0
Building Products	18.8	15.0
Total raw materials	249.5	197.4
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	23.4	20.2
Building Products	26.1	22.4
Total work-in-process and finished goods	49.5	42.6
Total	$299.0	$240.0

4.              Debt

Debt consists of the following:

	June 30, 2004	December 31, 2003
Borrowings under credit facilities	$148.6	$105.2
Industrial Revenue Bond	5.7	5.7
Mortgage Note	7.0	7.1
Obligations under capital leases and other	4.0	0.7
Total debt	165.3	118.7
Less — current portion of debt	3.7	0.5
Total long-term portion of debt	$161.6	$118.2

The weighted average interest rates under the Company’s credit facilities for the three and six months ended June 30, 2004 and 2003 were 3.95%, 4.03%, 4.75% and 4.54%, respectively.

Revolving Credit Facility

On October 31, 2002, we entered into a revolving credit facility with a group of lenders.  On March 24, 2004, we amended our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 to $250.0 and to extend the maturity date to October 31, 2006.  The revolving credit facility has an option to extend the agreement by one year on October 31, 2006 and it is secured by all of our receivables, inventories, and intangible property.  Borrowings under the revolving credit facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $250.0 in the aggregate.  The amendment limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.  As of July 16, 2004, our borrowing availability under the revolving credit facility as amended, was $92.4.

The revolving credit facility matures on October 31, 2006, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the LIBOR rate were 4.00% and 1.61% as of June 30, 2004.

The revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The revolving credit facility allows for the payment of up to $1.1 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as our availability is $20.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $20.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of June 30, 2004.

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

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares

Balance, December 31, 2003				815,000
Granted to directors	$3.97	$10.71 – $14.01	$12.09	107,500
Granted to employees	$3.78	$10.71	$10.71	24,000
Exercised	—	—	—	—
Canceled or expired	—	—	—	—
Balance, June 30, 2004				946,500

Exercisable as of June 30, 2004			$7.03	162,500

The fair value of these options grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	3.0% – 3.9%
Expected life of options (in years)	4.0

We account for our stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized.  Had compensation cost for these plans been recognized as a component of compensation expense, consistent with the alternative treatment permitted by current accounting principles (SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”), our net income and net income per share would have decreased as illustrated in the following pro forma table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$33.7	$2.3	$52.2	$2.1
Deduct:
Total stock-based employee compensation:
Expense determined under fair value based method	(0.1)	—	(0.2)	—
Pro forma net income	$33.6	$2.3	$52.0	$2.1
Net income per share, Basic:
As reported	$1.67	$0.11	$2.58	$0.10
Pro forma	$1.66	$0.11	$2.57	$0.10
Net income per share, Diluted:
As reported	$1.63	$0.11	$2.52	$0.10
Pro forma	$1.62	$0.11	$2.51	$0.10

7.              Supplemental Cash Flow Information

	Six Months Ended June 30,
	2004	2003
Cash paid for interest	$3.1	$3.3
Cash paid (refunded) for income taxes	16.3	(19.4)

8.              Segment and Related Information

The following table shows summarized financial information concerning our reportable segments.

	Plates and Shapes	Flat Rolled	Building Products	Corporate And Other	Total
	As of and for the Three Months Ended June 30,
2004:
Net sales	$158.3	$179.8	$49.7	$(4.2)	$383.6
Operating income (loss)	30.9	23.2	6.4	(4.0)	56.5
Capital expenditures	1.4	0.5	0.9	2.5	5.3
Depreciation and amortization	0.2	0.1	0.1	—	0.4

2003:
Net sales	$85.5	$115.8	$45.4	$(4.4)	$242.3
Operating income (loss)	2.5	1.7	4.7	(3.9)	5.0
Capital expenditures	1.2	0.4	0.3	—	1.9
Depreciation and amortization	0.1	—	—	—	0.1

	As of and for the Six Months Ended June 30,
2004:
Net sales	$293.4	$331.2	$86.1	$(7.9)	$702.8
Operating income (loss)	51.6	37.8	7.2	(8.4)	88.2
Capital expenditures	5.2	0.9	1.3	2.7	10.1
Depreciation and amortization	0.3	0.1	0.1	0.2	0.7

2003:
Net sales	$167.9	$232.0	$78.9	$(10.2)	$468.6
Operating income (loss)	4.7	3.7	4.8	(6.7)	6.5
Capital expenditures	2.8	0.6	0.8	—	4.2
Depreciation and amortization	0.1	—	—	—	0.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components.  Historically, about 85% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and home improvement industry.  Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

Critical Accounting Policies

We have identified the following critical accounting policies based upon the significance of the policy to and the potential impact of estimates and subjective assessments on our overall financial statement presentation.  We have concluded our critical accounting policies are as follows:

Accounts Receivable.  We recognize revenue as product is shipped (risk of loss for our products passes at time of shipment), net of provisions for estimated returns.  Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of, trade accounts and notes receivable. Credit risk associated with cash deposits are low as we have the right of offset with our lenders for the substantial portion of our cash balances.  Concentrations of credit risk with respect to trade accounts are within several industries.  Generally, credit is extended once appropriate credit history and references have been obtained.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts.  Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results — Three Months Ended June 30, 2004 Compared to June 30, 2003

	2004	%	2003	%
	(In millions, except percentages)
Net sales	$383.6	100.0%	$242.3	100.0%
Cost of sales	264.3	68.9%	183.5	75.7%
Gross profit	119.3	31.1%	58.8	24.3%
Operating and delivery	36.1	9.4%	31.3	12.9%
Selling, general and administrative	26.3	6.9%	22.4	9.2%
Depreciation and amortization	0.4	0.1%	0.1	0.0%
Operating income	56.5	14.7%	5.0	2.1%
Interest expense	2.0	0.5%	1.6	0.7%
Other (income) expense, net	—	—	(0.2)	(0.1)%
Income before income taxes	$54.5	14.2%	$3.6	1.5%

Net sales.  Net sales increased $141.3 million, or 58.3%, from $242.3 million for the three months ended June 30, 2003 to $383.6 million for the three months ended June 30, 2004.  The increase in sales was primarily attributable to a 39.7% increase in average realized prices and a 21.4% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products group by $4.3 million.

Cost of sales.  Cost of sales increased $80.8 million, or 44.0%, from $183.5 million for the three months ended June 30, 2003, to $264.3 million for the three months ended June 30, 2004.  The increase in cost of sales was primarily attributable to a 23.7% increase in the average cost per ton and a 21.4% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales decreased from 75.7% in 2003 to 68.9% in the same period in 2004.  This percentage decrease was due to higher average realized sales prices.

Operating and delivery.  Operating and delivery expenses increased $4.8 million, or 15.3%, from $31.3 million for the three months ended June 30, 2003 to $36.1 million for the three months ended June 30, 2004.  This increase is primarily due to the increase in shipments.  As a percentage of net sales, operating and delivery expenses decreased from 12.9% for the three months ended June 30, 2003 to 9.4% for the three months ended June 30, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Selling, general and administrative.  Selling, general and administrative expenses increased $3.9 million, or 17.4%, from $22.4 million for the three months ended June 30, 2003 to $26.3 million for the three months ended June 30, 2004.  This was due to higher incentive compensation that resulted from increased sales.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.2% for the three months ended June 30, 2003 to 6.9% for the three months ended June 30, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Depreciation and amortization.  Depreciation and amortization expense increased $0.3 million, from $0.1 million for the three months ended June 30, 2003 to $0.4 million for the three months ended June 30, 2004, due to the fixed asset additions made during the past twelve months.

Operating income.  Operating income increased $51.5 million, from $5.0 million for the three months ended June 30, 2003 to $56.5 million for the three months ended June 30, 2004.  As a percentage of net sales, operating income increased from 2.1% for the three months ended June 30, 2003 to 14.7% for the three months ended June 30, 2004.  This increase is primarily due to the improved margins and increased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $0.4 million, or 25.0%, from $1.6 million for the three months ended June 30, 2003 to $2.0 million for the three months ended June 30, 2004, primarily as a result of increased debt incurred to support the increased working capital requirements in 2004.

Consolidated Results — Six Months Ended June 30, 2004 Compared to June 30, 2003

	2004	%	2003	%
	(In millions, except percentages)
Net sales	$702.8	100.0%	$468.6	100.0%
Cost of sales	489.6	69.7%	357.2	76.2%
Gross profit	213.2	30.3%	111.4	23.8%
Operating and delivery	73.1	10.4%	61.2	13.1%
Selling, general and administrative	51.2	7.3%	43.6	9.3%
Depreciation and amortization	0.7	0.1%	0.1	0.0%
Operating income	88.2	12.5%	6.5	1.4%
Interest expense	3.7	0.5%	3.3	0.7%
Other (income) expense, net	(0.4)	(0.1)%	(0.3)	(0.1)%
Income before income taxes	$84.9	12.1%	$3.5	0.7%

Net sales.  Net sales increased $234.2 million, or 50.0%, from $468.6 million for the six months ended June 30, 2003 to $702.8 million for the six months ended June 30, 2004.  The increase in sales was primarily attributable to a 27.6% increase in volumes and a 24.0% increase in average realized prices for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products group by $7.2 million.

Cost of sales.  Cost of sales increased $132.4 million, or 37.1%, from $357.2 million for the six months ended June 30, 2003, to $489.6 million for the six months ended June 30, 2004.  The increase in cost of sales was primarily attributable to a 27.6% increase in volumes and a 11.2% increase in the average cost per ton for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales decreased from 76.2% in 2003 to 69.7% in the same period in 2004.  This percentage decrease was due to higher average realized sales prices.

Operating and delivery.  Operating and delivery expenses increased $11.9 million, or 19.4%, from $61.2 million for the six months ended June 30, 2003 to $73.1 million for the six months ended June 30, 2004.  This increase is primarily due to the increase in shipments.  As a percentage of net sales, operating and delivery expenses decreased from 13.1% for the six months ended June 30, 2003 to 10.4% for the six months ended June 30, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Selling, general and administrative.  Selling, general and administrative expenses increased $7.6 million, or 17.4%, from $43.6 million for the six months ended June 30, 2003 to $51.2 million for the six months ended June 30, 2004.  This was principally due to higher incentive compensation resulting from increased sales.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% for the six months ended June 30, 2003 to 7.3% for the six months ended June 30, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Depreciation and amortization.  Depreciation and amortization increased $0.6 million, from $0.1 million for the six months ended June 30, 2003 to $0.7 million for the six months ended June 30, 2004, due to the fixed asset additions made during the prior twelve months.

Operating income.  Operating income increased $81.7 million, from $6.5 million for the six months ended June 30, 2003 to $88.2 million for the six months ended June 30, 2004.  This increase is due to the improved margins and increased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $0.4 million, or 12.1% from $3.3 million for the six months ended June 30, 2003 to $3.7 million for the six months ended June 30, 2004, primarily as a result of increased debt incurred to support the increased working capital requirements in 2004.

Segment Results — Three Months Ended June 30, 2004 Compared to June 30, 2003

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2004:
Plates and Shapes	$158.3	$127.4	$30.9	$1.4	193
Flat Rolled	179.8	156.6	23.2	0.5	204
Building Products	49.7	43.3	6.4	0.9	—
Corporate and other	(4.2)	(0.2)	(4.0)	2.5	(5)
Total	$383.6	$327.1	$56.5	$5.3	392

2003:
Plates and Shapes	$85.5	$83.0	$2.5	$1.2	169
Flat Rolled	115.8	114.1	1.7	0.4	163
Building Products	45.4	40.7	4.7	0.3	—
Corporate and other	(4.4)	(0.5)	(3.9)	—	(9)
Total	$242.3	$237.3	$5.0	$1.9	323

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $72.8 million, or 85.1%, from $85.5 million for the three months ended June 30, 2003 to $158.3 million for the three months ended June 30, 2004.  This increase is primarily due to a 62.1% increase in the average sales price per ton and a 14.2% increase in shipments for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $44.4 million, or 53.5%, from $83.0 million for the three months ended June 30, 2003 to $127.4 million for the three months ended June 30, 2004.  This increase was attributable to the higher costs of raw materials and to a lesser extent the increased shipments.  Operating costs and expenses as a percentage of net sales decreased from 97.1% for the three months ended June 30, 2003 to 80.5% for the three months ended June 30, 2004. This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Operating income increased by $28.4 million, from $2.5 million for the three months ended June 30, 2003 to $30.9 million for the three months ended June 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004. Operating income as a percentage of net sales increased from 2.9% for the three months ended June 30, 2003 to 19.5% for the three months ended June 30, 2004.

Flat Rolled.  Net sales increased $64.0 million, or 55.3%, from $115.8 million for the three months ended June 30, 2003 to $179.8 million for the three months ended June 30, 2004.  This increase is primarily due to a 25.2% increase in shipments for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and a 24.0% increase in the average sales price per ton.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $42.5 million, or 37.2%, from $114.1 million for the three months ended June 30, 2003 to $156.6 million for the three months ended June 30, 2004.  This increase was attributable to higher operating expenses primarily from increased shipments and to a lesser extent the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, decreased from 98.5% for the three months ended June 30, 2003 to 87.1% for the three months ended June 30, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Operating income increased by $21.5 million, from $1.7 million for the three months ended June 30, 2003 to $23.2 million for the three months ended June 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 1.5% for the three months ended June 30, 2003 to 12.9% for the three months ended June 30, 2004.

Building Products.  Net sales increased $4.3 million, or 9.5%, from $45.4 million for the three months ended June 30, 2003 to $49.7 million for the three months ended June 30, 2004.  The increase in net sales was principally due to a higher demand for these products.

Operating costs and expenses increased $2.6 million, or 6.4%, from $40.7 million for the three months ended June 30, 2003 to $43.3 million for the three months ended June 30, 2004 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 89.6% for the three months ended June 30, 2003 to 87.1% for the three months ended June 30, 2004.

Operating income increased by $1.7 million, from $4.7 million for the three months ended June 30, 2003 to $6.4 million for the three months ended June 30, 2004.  Operating income as a percentage of net sales increased from 10.4% for the three months ended June 30, 2003 to 12.9% for the three months ended June 30, 2004.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $0.1 million, from $3.9 million for the three months ended June 30, 2003 to $4.0 million for the three months ended June 30, 2004.  This increase is primarily attributable to higher incentive compensation together with implementation and training costs attributable to our company-wide systems implementation.

Segment Results — Six Months Ended June 30, 2004 Compared to June 30, 2003

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2004:
Plates and Shapes	$293.4	$241.8	$51.6	$5.2	399
Flat Rolled	331.2	293.4	37.8	0.9	412
Building Products	86.1	78.9	7.2	1.3	—
Corporate and other	(7.9)	0.5	(8.4)	2.7	(11)
Total	$702.8	$614.6	$88.2	$10.1	800

2003:
Plates and Shapes	$167.9	$163.2	$4.7	$2.8	318
Flat Rolled	232.0	228.3	3.7	0.6	328
Building Products	78.9	74.1	4.8	0.8	—
Corporate and other	(10.2)	(3.5)	(6.7)	—	(19)
Total	$468.6	$462.1	$6.5	$4.2	627

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $125.5 million, or 74.7%, from $167.9 million for the six months ended June 30, 2003 to $293.4 million for the six months ended June 30, 2004.  This increase is primarily due to a 25.5% increase in shipments for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, and by a 39.3% increase in the average sales price per ton.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $78.6 million, or 48.2%, from $163.2 million for the six months ended June 30, 2003 to $241.8 million for the six months ended June 30, 2004.  This increase was attributable to the increased shipments and to a lesser extent the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 97.2% for the six months ended June 30, 2003 to 82.4% for the six months ended June 30, 2004. This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Operating income increased by $46.9 million, from $4.7 million for the six months ended June 30, 2003 to $51.6 million for the six months ended June 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 2.8 % for the six months ended June 30, 2003 to 17.6% for the six months ended June 30, 2004.

Flat Rolled.  Net sales increased $99.2 million, or 42.8%, from $232.0 million for the six months ended June 30, 2003 to $331.2 million for the six months ended June 30, 2004.  This increase is primarily due to a 25.6% increase in shipments for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, and a 13.7% increase in the average sales price per ton.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $65.1 million, or 28.5%, from $228.3 million for the six months ended June 30, 2003 to $293.4 million for the six months ended June 30, 2004.  This increase was attributable to higher operating expenses primarily from increased shipments and to a lesser extent the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, decreased from 98.4% for the six months ended June 30, 2003 to 88.6% for the six months ended June 30, 2004.  This percentage decrease was primarily due to fixed costs being spread over a higher volume of net sales.

Operating income increased by $34.1 million, from $3.7 million for the six months ended June 30, 2003 to $37.8 million for the six months ended June 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 1.6% for the six months ended June 30, 2003 to 11.4% for the six months ended June 30, 2004.

Building Products.  Net sales increased $7.2 million, or 9.1%, from $78.9 million for the six months ended June 30, 2003 to $86.1 million for the six months ended June 30, 2004.  The increase in net sales was principally due to a higher demand for these products.

Operating costs and expenses increased $4.8 million, or 6.5%, from $74.1 million for the six months ended June 30, 2003 to $78.9 million for the six months ended June 30, 2004 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 93.9% for the six months ended June 30, 2003 to 91.6% for the six months ended June 30, 2004.

Operating income increased by $2.4 million, from $4.8 million for the six months ended June 30, 2003 to $7.2 million for the six months ended June 30, 2004.  Operating income as a percentage of net sales increased from 6.1% for the six months ended June 30, 2003 to 8.4% for the six months ended June 30, 2004.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $1.7 million, from $6.7 million for the six months ended June 30, 2003 to $8.4 million for the six months ended June 30, 2004.  This increase is primarily attributable to higher incentive compensation together with implementation and training costs attributable to our company-wide systems implementation.

Liquidity and Capital Resources

The primary source of liquidity is our working capital. The two primary components of working capital are accounts receivable and inventory.  We supplement working capital requirements as needed with borrowings under our Credit Facility.  Generally, accounts receivable are collected within 45 to 60 days from invoice date and our inventory “turns” about four times per year.  At June 30, 2004, we had available cash of $13.9 million and working capital of $388.4 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 39.3% at June 30, 2004.  At December 31, 2003, we had available cash of

$11.4 million and working capital of $303.4 million.  Our borrowing availability at June 30, 2004 was $81.8 million.  Borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At July 16, 2004, we had $139.8 million drawn and an additional borrowing availability of $92.4 million.

Net cash used in operations was $30.9 million for the six months ended June 30, 2004.  This use of cash was to fund inventory and accounts receivable requirements in concert with rising steel prices during the quarter.  Net cash provided by operations was $50.5 million for the six months ended June 30, 2003, principally from the reduction in inventories.

Net cash used in investing activities was $9.6 million for the six months ended June 30, 2004 and consisted of $10.1 million of purchases of assets, partially offset by sales of assets of $0.5 million.  Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2003 and consisted of $5.5 million from sales of assets, partially offset by purchases of assets of $4.2 million.

Net cash provided by financing activities was $43.0 million for the six months ended June 30, 2004 and consisted primarily of net borrowings on the revolving credit facility of $43.4 million and $0.4 million of borrowings on other long-term debt.  Net cash used in financing activities was $48.3 million for the six months ended June 30, 2003 and consisted of net repayments of borrowings from credit facilities of $45.9 million and net repayments on other long-term debt of $2.4 million.

Investing Activities

For the six months ended June 30, 2004, the most significant capital projects were the expansion of our Plates and Shapes facility in the New Orleans area and costs attributable to our company-wide systems implementation.  For the six months ended June 30, 2003, the most significant capital projects were the expansion of our Randleman, North Carolina facility and the purchase of new paint line equipment for our Mobile, Alabama facility.

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

The revolving credit facility matures on October 31, 2006, subject to extension and bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%, and the LIBOR margin loans range from 2.00% to 3.00%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the LIBOR rate were 4.00% and 1.61% as of June 30, 2004.

The revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are:  (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The revolving credit facility allows for the payment of up to $1.1 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $20.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $20.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of June 30, 2004.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2004.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.  There have been no material changes in the Company’s contractual obligations as disclosed in the Form 10-K as of and for the year ended December 31, 2003; except for borrowings on our Credit Facility (which are disclosed separately herein) and a lease agreement whereby we have agreed to purchase a facility (which we currently lease) for $3.0 million on March 31, 2005.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our Credit Facility.  The outstanding balance of $139.8 million as of July 16, 2004 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $1.5 million per annum.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.               Exhibits:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer, dated July 20, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, dated July 20, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, Dated July 20, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Dated July 20, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

b.               Reports on Form 8-K:

April 19, 2004 – Regulation FD Disclosure – Metals USA Achieves Record Profit and 41% Sales Growth.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: July 20, 2004	By:	/S/ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President
and Chief Financial Officer