Form 10-Q
period 2004-09-30
METALS USA INC
filed 2004-11-10
CIK 1038363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Number of shares of common stock outstanding at November 8, 2004: 20,202,846

METALS USA, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings”. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. In addition, readers should refer to “Factors Which May Affect Future Operating Results” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for risk factors that may affect future performance.

METALS USA, INC. AND SUBSIDIARIES

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets at September 30, 2004 and
December 31, 2003
Unaudited Consolidated Statements of Operations for the three and nine months ended
September 30, 2004 and 2003
Unaudited Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003
Condensed Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of  Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Item 5.	Other Matters

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$12.9	$11.4
Accounts receivable, net of allowance of $9.3 and $6.9, respectively	199.7	125.0
Inventories	377.5	240.0
Prepaid expenses and other	6.6	8.4
Total current assets	596.7	384.8
Property and equipment, net	33.1	17.6
Other assets, net	3.9	4.8
Total assets	$633.7	$407.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75.3	$48.9
Accrued liabilities	37.3	31.0
Income taxes payable	14.2	1.0
Current portion of long-term debt	3.7	0.5
Total current liabilities	130.5	81.4
Long-term debt, less current portion	207.6	118.2
Other long-term liabilities	7.2	7.0
Total liabilities	345.3	206.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,195,845 shares issued and outstanding at September 30, 2004 and 20,154,710 shares issued and outstanding at December 31, 2003	0.2	0.2
Additional paid-in capital	200.0	196.2
Retained earnings	88.2	4.2
Total stockholders’ equity	288.4	200.6
Total liabilities and stockholders’ equity	$633.7	$407.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net sales	$412.6	$245.1	$1,115.4	$713.7
Cost of sales	295.1	184.8	784.7	542.0
Gross profit	117.5	60.3	330.7	171.7
Operating costs and expenses:
Operating and delivery	36.6	32.6	109.7	93.8
Selling, general and administrative	27.8	21.6	79.0	65.2
Depreciation and amortization	0.5	0.2	1.2	0.3
Operating income	52.6	5.9	140.8	12.4
Other (income) expense:
Interest expense	2.1	1.1	5.8	4.4
Other (income) expense, net	(1.2)	0.1	(1.6)	(0.2)
Income before income taxes and discontinued operations	51.7	4.7	136.6	8.2
Provision for income taxes	19.9	1.9	52.6	3.2
Income before discontinued operations	31.8	2.8	84.0	5.0
Discontinued operations, net of taxes	—	—	—	(0.1)
Net income	$31.8	$2.8	$84.0	$4.9

Net income per share – basic:
Before discontinued operations	$1.57	$.14	$4.16	$.25
Discontinued operations	—	—	—	(.01)
Total	$1.57	$.14	$4.16	$.24

Net income per share - diluted:
Before discontinued operations	$1.53	$.14	$4.06	$.25
Discontinued operations	—	—	—	(.01)
Total	$1.53	$.14	$4.06	$.24

Number of common shares used in the per share calculations:
Basic	20.2	20.2	20.2	20.2
Diluted	20.8	20.4	20.7	20.3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$84.0	$4.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	0.1
Provision for bad debts	3.5	2.1
Depreciation and amortization	1.2	0.3
Changes in operating assets and liabilities:
Accounts receivable	(78.2)	(17.3)
Inventories	(137.5)	26.5
Prepaid expenses and other	2.7	15.2
Accounts payable and accrued liabilities	32.9	18.5
Income taxes payable	13.2	0.4
Other operating	3.8	2.6
Net cash provided by (used in) continuing operating activities	(74.4)	53.3
Net cash provided by (used in) discontinued operating activities	—	(0.3)
Net cash provided by (used in) operating activities	(74.4)	53.0
Cash flows from investing activities:
Sale of assets	0.5	5.5
Purchases of assets	(13.6)	(8.8)
Net cash provided by (used in) investing activities	(13.1)	(3.3)
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	89.3	(43.1)
Borrowings of long-term debt	0.6	—
Repayments of long-term debt	(0.5)	(2.5)
Deferred financing costs	(0.8)	—
Issuance of common stock	0.4	—
Net cash provided by (used in) financing activities	89.0	(45.6)

Net increase in cash	1.5	4.1
Cash, beginning of period	11.4	6.3
Cash, end of period	$12.9	$10.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share amounts)

1.     Organization and Basis of Presentation

Organization

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Historically, about 85% of our revenues are derived from metal service center and distribution activities that are segmented into two groups: Flat Rolled, and Plates and Shapes. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers. Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and home improvement industry. Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

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

2.     Earnings Per Share

Earnings per Share — Basic excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Earnings per Share — Diluted reflects the potential dilution that would occur if securities and other contracts to issue common stock were exercised or converted into common stock. Unearned stock grants outstanding at September 30, 2004 and 2003 were 34,000 and zero, respectively. There were outstanding options to purchase 911,233 and 840,000 shares of Common Stock as of September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions of shares)

Weighted average shares used in computing income per share – basic	20.2	20.2	20.2	20.2
Effect of dilutive securities:
Stock options	0.6	0.2	0.5	0.1
Weighted average shares used in computing income per share – diluted	20.8	20.4	20.7	20.3

3.     Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials —
Plates and Shapes	$176.3	$103.4
Flat Rolled	124.5	79.0
Building Products	19.1	15.0
Total raw materials	319.9	197.4
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	29.9	20.2
Building Products	27.7	22.4
Total work-in-process and finished goods	57.6	42.6
Total	$377.5	$240.0

4.     Debt

Debt consists of the following:

	September 30, 2004	December 31, 2003
Borrowings under credit facilities	$194.5	$105.2
Industrial Revenue Bond	5.7	5.7
Mortgage Note	6.9	7.1
Obligations under capital leases and other	4.2	0.7
Total debt	211.3	118.7
Less — current portion of debt	3.7	0.5
Total long-term portion of debt	$207.6	$118.2

The weighted average interest rates under the Company’s credit facilities for the three and nine months ended September 30, 2004 and 2003 were 4.10%, 4.06%, 4.34% and 4.46%, respectively.

Revolving Credit Facility

On October 31, 2002, we entered into a revolving credit facility with a group of lenders. On March 24, 2004, we executed the second amendment to our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 to $250.0 and to extend the maturity date to October 31, 2006. On November 9, 2004, we again amended our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $250.0 to $350.0. Further, this third amendment lowered our borrowing costs, increased our borrowing availability and extended the maturity date to November 9, 2009. The revolving credit facility is secured by all of our receivables, inventories, and intangible property. Borrowings under the revolving credit facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $350.0 in the aggregate. The agreement, as amended, limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement. As of November 9, 2004, our borrowing availability under the revolving credit facility, as amended, was $121.5.

The revolving credit facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”). The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt. The applicable margin for base rate loans ranges from 0.00% to 0.50%. Prior to the third amendment the LIBOR margin loans ranged from 2.00% to 3.00%. The third amendment lowered the LIBOR margins to a range from 1.50% to 2.50%. These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio. Additionally, the third amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of $100.0 and maintain a fixed charge coverage ratio of 2.0 to 1.0. A commitment fee is payable on any unused portion of the revolving credit facility. The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 4.75% and 4.02% as of September 30, 2004.

The revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions. The third amendment to the revolving credit facility allows for an increase in capital expenditures, from $25.0 to $35.0. Additionally, it increased the allowance for restricted payments from $10.0 to $25.0 and for the payment of up to $2.2 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0. As long as our availability is $35.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should availability fall below $35.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0. We were in compliance with all of the covenants as of September 30, 2004.

5.     Commitments and Contingencies

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

6.     Stockholders’ Equity

Stock Based Compensation

The 2002 Incentive Plan reserves up to 2,015,000 shares of Common Stock for issuance under the Plan. Options granted under the Plan are issued at or above the closing price on the date of the grant. One-third of the options granted under the Plan vest on the first three anniversary dates following the date granted and have a term of five years. Unearned stock grants outstanding at September 30, 2004 and 2003 were 34,000 and zero, respectively.

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share			Weighted Average Price per Share	Number of Shares
Balance, December 31, 2003						815,000
Granted to directors	$3.97	$10.71	–	$14.01	$12.09	107,500
Granted to employees	$3.78	$10.71			$10.71	24,000
Exercised	$1.27	$4.75			$4.75	(17,935)
Canceled or expired	$1.27	$4.75			$4.75	(17,332)
Balance, September 30, 2004						911,233

Exercisable as of September 30, 2004					$6.06	285,806

The fair value of these option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	3.0% – 3.9%
Expected life of options (in years)	4.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$31.8	$2.8	$84.0	$4.9
Deduct:
Total stock-based employee compensation:
Expense determined under fair value based method	(0.1)	(0.1)	(0.3)	(0.1)
Pro forma net income	$31.7	$2.7	$83.7	$4.8
Net income per share, Basic:
As reported	$1.57	$0.14	$4.16	$0.24
Pro forma	$1.57	$0.13	$4.14	$0.24
Net income per share, Diluted:
As reported	$1.52	$0.14	$4.06	$0.24
Pro forma	$1.52	$0.13	$4.04	$0.24

7.     Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
Cash paid for interest	$5.1	$4.2
Cash paid (refunded) for income taxes	36.8	(19.4)

8.     Segment and Related Information

The following table shows summarized financial information concerning our reportable segments.

	Plates and Shapes	Flat Rolled	Building Products	Corporate And Other	Total
	As of and for the Three Months Ended September 30,
2004:
Net sales	$166.6	$201.1	$49.8	$(4.9)	$412.6
Operating income (loss)	28.7	27.1	1.4	(4.6)	52.6
Capital expenditures	2.2	0.5	0.5	0.3	3.5
Depreciation and amortization	0.2	0.1	0.1	0.1	0.5

2003:
Net sales	$91.3	$112.2	$46.8	$(5.2)	$245.1
Operating income (loss)	3.2	1.7	5.1	(4.1)	5.9
Capital expenditures	2.4	1.6	0.6	—	4.6
Depreciation and amortization	0.2	—	—	—	0.2

	As of and for the Nine Months Ended September 30,
2004:
Net sales	$460.0	$532.4	$136.0	$(13.0)	$1,115.4
Operating income (loss)	80.2	64.8	8.7	(12.9)	140.8
Capital expenditures	7.4	1.4	1.8	3.0	13.6
Depreciation and amortization	0.6	0.2	0.2	0.2	1.2

2003:
Net sales	$259.2	$344.2	$125.7	$(15.4)	$713.7
Operating income (loss)	7.9	5.2	9.9	(10.6)	12.4
Capital expenditures	5.2	2.2	1.4	—	8.8
Depreciation and amortization	0.2	—	0.1	—	0.3

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components. Historically, about 85% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups: Flat Rolled, and Plates and Shapes. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers. Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers. The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum and steel products related to the residential and commercial construction and home improvement industry. Our Building Products Group customers are distributors and contractors engaged in residential and commercial building projects.

Critical Accounting Policies

We have identified the following critical accounting policies based upon the significance of the policy to and the potential impact of estimates and subjective assessments on our overall financial statement presentation. We have concluded our critical accounting policies are as follows:

Accounts Receivable.  We recognize revenue as product is shipped (risk of loss for our products passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Credit risk associated with cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results — Three Months Ended September 30, 2004 Compared to September 30, 2003

	2004	%	2003	%
	(In millions, except percentages)
Net sales	$412.6	100.0%	$245.1	100.0%
Cost of sales	295.1	71.5%	184.8	75.4%
Gross profit	117.5	28.5%	60.3	24.6%
Operating and delivery	36.6	8.9%	32.6	13.3%
Selling, general and administrative	27.8	6.7%	21.6	8.8%
Depreciation and amortization	0.5	0.1%	0.2	0.1%
Operating income	52.6	12.7%	5.9	2.4%
Interest expense	2.1	0.5%	1.1	0.4%
Other (income) expense, net	(1.2)	(0.3)%	0.1	—
Income before income taxes	$51.7	12.5%	$4.7	1.9%

Net sales.  Net sales increased $167.5 million, or 68.3%, from $245.1 million for the three months ended September 30, 2003 to $412.6 million for the three months ended September 30, 2004. The increase in sales was primarily attributable to a 61.7% increase in average realized prices and a 13.3% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups. Net sales increased for our Building Products Group by $3.0 million.

Cost of sales.  Cost of sales increased $110.3 million, or 59.7%, from $184.8 million for the three months ended September 30, 2003, to $295.1 million for the three months ended September 30, 2004. The increase in cost of sales was primarily attributable to a 48.4% increase in the average cost per ton and a 13.3% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups. Cost of sales as a percentage of net sales decreased from 75.4% in 2003 to 71.5% in the same period in 2004. This percentage decrease was due to higher average realized sales prices.

Operating and delivery.  Operating and delivery expenses increased $4.0 million, or 12.3%, from $32.6 million for the three months ended September 30, 2003 to $36.6 million for the three months ended September 30, 2004.  This increase is primarily due to the increase in shipments. As a percentage of net sales, operating and delivery expenses decreased from 13.3% for the three months ended September 30, 2003 to 8.9% for the three months ended September 30, 2004. This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Selling, general and administrative.  Selling, general and administrative expenses increased $6.2 million, or 28.7%, from $21.6 million for the three months ended September 30, 2003 to $27.8 million for the three months ended September 30, 2004. This increase was due to higher incentive compensation that resulted from increased sales and gross margins, and $1.9 million of costs associated with management changes and the closing of an administrative office in our Building Products Group. As a percentage of net sales, selling, general and administrative expenses decreased from 8.8% for the three months ended September 30, 2003 to 6.7% for the three months ended September 30, 2004. This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Depreciation and amortization.  Depreciation and amortization expense increased $0.3 million, from $0.2 million for the three months ended September 30, 2003 to $0.5 million for the three months ended September 30, 2004, due to capital investment in facilities and equipment made during the past twelve months.

Operating income.  Operating income increased $46.7 million, from $5.9 million for the three months ended September 30, 2003 to $52.6 million for the three months ended September 30, 2004.  As a percentage of net sales, operating income increased from 2.4% for the three months ended September 30, 2003 to 12.7% for the three months ended September 30, 2004.  This increase is primarily due to the improved margins and increased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $1.0 million, or 90.9%, from $1.1 million for the three months ended September 30, 2003 to $2.1 million for the three months ended September 30, 2004, primarily as a result of increased debt incurred to support the increased working capital requirements in 2004.

Other (income) expense, net.  Other income for the three months ended September 30, 2004 includes a credit of $1.3 million resulting from a determination that certain accruals recorded by the predecessor company during its Chapter 11 proceedings were no longer deemed necessary.

Consolidated Results — Nine Months Ended September 30, 2004 Compared to September 30, 2003

	2004	%	2003	%
	(In millions, except percentages)
Net sales	$1,115.4	100.0%	$713.7	100.0%
Cost of sales	784.7	70.4%	542.0	75.9%
Gross profit	330.7	29.6%	171.7	24.1%
Operating and delivery	109.7	9.8%	93.8	13.1%
Selling, general and administrative	79.0	7.1%	65.2	9.1%
Depreciation and amortization	1.2	0.1%	0.3	—
Operating income	140.8	12.6%	12.4	1.7%
Interest expense	5.8	0.5%	4.4	0.6%
Other (income) expense, net	(1.6)	(0.1)%	(0.2)	—
Income before income taxes	$136.6	12.2%	$8.2	1.1%

Net sales.  Net sales increased $401.7 million, or 56.3%, from $713.7 million for the nine months ended September 30, 2003 to $1,115.4 million for the nine months ended September 30, 2004.  The increase in sales was primarily attributable to a 35.7% increase in average realized prices and a 22.7% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products Group by $10.3 million.

Cost of sales.  Cost of sales increased $242.7 million, or 44.8%, from $542.0 million for the nine months ended September 30, 2003, to $784.7 million for the nine months ended September 30, 2004.  The increase in cost of sales was primarily attributable to a 22.8% increase in the average cost per ton and a 22.7% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales decreased from 75.9% in 2003 to 70.4% in the same period in 2004.  This percentage decrease was due to higher average realized sales prices.

Operating and delivery.  Operating and delivery expenses increased $15.9 million, or 17.0%, from $93.8 million for the nine months ended September 30, 2003 to $109.7 million for the nine months ended September 30, 2004.  This increase is primarily due to the increase in shipments.  As a percentage of net sales, operating and delivery expenses decreased from 13.1% for the nine months ended September 30, 2003 to 9.8% for the nine months ended September 30, 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Selling, general and administrative.  Selling, general and administrative expenses increased $13.8 million, or 21.2%, from $65.2 million for the nine months ended September 30, 2003 to $79.0 million for the nine months ended September 30, 2004.  This increase was principally due to higher incentive compensation resulting from increased sales and gross margins, and $1.9 million of costs associated with management changes and the closing of an administrative office.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.1% for the nine months ended September 30, 2003 to 7.1% for the nine months ended September 30, 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Depreciation and amortization.  Depreciation and amortization increased $0.9 million, from $0.3 million for the nine months ended September 30, 2003 to $1.2 million for the nine months ended September 30, 2004, due to capital investment in facilities and equipment made during the prior twelve months.

Operating income.  Operating income increased $128.4 million, from $12.4 million for the nine months ended September 30, 2003 to $140.8 million for the nine months ended September 30, 2004.  This increase is due to the improved margins and increased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $1.4 million, or 31.8% from $4.4 million for the nine months ended September 30, 2003 to $5.8 million for the nine months ended September 30, 2004, primarily as a result of increased debt incurred to support the increased working capital requirements in 2004.

Other (income) expense, net.  Other income for the nine months ended September 30, 2004 includes a credit of $1.3 million resulting from a determination that certain accruals recorded by the predecessor company during its Chapter 11 proceedings were no longer deemed necessary.

Segment Results — Three Months Ended September 30, 2004 Compared to September 30, 2003

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2004:
Plates and Shapes	$166.6	$137.9	$28.7	$2.2	183
Flat Rolled	201.1	174.0	27.1	0.5	190
Building Products	49.8	48.4	1.4	0.5	—
Corporate and other	(4.9)	(0.3)	(4.6)	0.3	(6)
Total	$412.6	$360.0	$52.6	$3.5	367

2003:
Plates and Shapes	$91.3	$88.1	$3.2	$2.4	174
Flat Rolled	112.2	110.5	1.7	1.6	158
Building Products	46.8	41.7	5.1	0.6	—
Corporate and other	(5.2)	(1.1)	(4.1)	—	(8)
Total	$245.1	$239.2	$5.9	$4.6	324

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $75.3 million, or 82.5%, from $91.3 million for the three months ended September 30, 2003 to $166.6 million for the three months ended September 30, 2004.  This increase is primarily due to a 73.8% increase in the average sales price per ton and a 5.2% increase in shipments for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $49.8 million, or 56.5%, from $88.1 million for the three months ended September 30, 2003 to $137.9 million for the three months ended September 30, 2004.  This increase was attributable to the higher costs of raw materials and to a lesser extent the increased shipments.  Operating costs and expenses as a percentage of net sales decreased from 96.5% for the three months ended September 30, 2003 to 82.8% for the three months ended September 30, 2004. This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Operating income increased by $25.5 million, from $3.2 million for the three months ended September 30, 2003 to $28.7 million for the three months ended September 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 3.5% for the three months ended September 30, 2003 to 17.2% for the three months ended September 30, 2004.

Flat Rolled.  Net sales increased $88.9 million, or 79.2%, from $112.2 million for the three months ended September 30, 2003 to $201.1 million for the three months ended September 30, 2004.  This increase is primarily due to a 48.9% increase in the average sales price per ton and a 20.3% increase in shipments for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $63.5 million, or 57.5%, from $110.5 million for the three months ended September 30, 2003 to $174.0 million for the three months ended September 30, 2004.  This increase was attributable to the higher cost of raw materials and to a lesser extent from increased shipments.  Operating costs and expenses as a percentage of net sales decreased from 98.5% for the three months ended September 30, 2003 to 86.5% for the three months ended September 30, 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Operating income increased by $25.4 million, from $1.7 million for the three months ended September 30, 2003 to $27.1 million for the three months ended September 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 1.5% for the three months ended September 30, 2003 to 13.5% for the three months ended September 30, 2004.

Building Products.  Net sales increased $3.0 million, or 6.4%, from $46.8 million for the three months ended September 30, 2003 to $49.8 million for the three months ended September 30, 2004.  The increase in net sales was principally due to a higher demand for these products.

Operating costs and expenses increased $6.7 million, or 16.1%, from $41.7 million for the three months ended September 30, 2003 to $48.4 million for the three months ended September 30, 2004, primarily due to $1.9 million of costs associated with management changes and the closing of an administrative office, higher sales volume, increased cost of raw materials, and product realignment initiatives taken by new division management.  Operating costs and expenses as a percentage of net sales increased from 89.1% for the three months ended September 30, 2003 to 97.2% for the three months ended September 30, 2004.

Operating income decreased by $3.7 million, from $5.1 million for the three months ended September 30, 2003 to $1.4 million for the three months ended September 30, 2004.  This decrease is due to $1.9 million of costs associated with management changes and the closing of an administrative office along with increased cost of raw materials and product realignment initiatives taken by new division management.  Operating income as a percentage of net sales decreased from 10.9% for the three months ended September 30, 2003 to 2.8% for the three months ended September 30, 2004.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $0.5 million from $4.1 million for the three months ended September 30, 2003 to $4.6 million for the three months ended September 30, 2004.  This increase is primarily attributable to increased audit fees together with implementation and training costs attributable to our company-wide systems implementation.

Segment Results — Nine Months Ended September 30, 2004 Compared to September 30, 2003

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2004:
Plates and Shapes	$460.0	$379.8	$80.2	$7.4	582
Flat Rolled	532.4	467.6	64.8	1.4	602
Building Products	136.0	127.3	8.7	1.8	—
Corporate and other	(13.0)	(0.1)	(12.9)	3.0	(17)
Total	$1,115.4	$974.6	$140.8	$13.6	1,167

2003:
Plates and Shapes	$259.2	$251.3	$7.9	$5.2	492
Flat Rolled	344.2	339.0	5.2	2.2	486
Building Products	125.7	115.8	9.9	1.4	—
Corporate and other	(15.4)	(4.8)	(10.6)	—	(27)
Total	$713.7	$701.3	$12.4	$8.8	951

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $200.8 million, or 77.5%, from $259.2 million for the nine months ended September 30, 2003 to $460.0 million for the nine months ended September 30, 2004.  This increase is primarily due to a 50% increase in the average sales price per ton and an 18.3% increase in shipments for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $128.5 million, or 51.1%, from $251.3 million for the nine months ended September 30, 2003 to $379.8 million for the nine months ended September 30, 2004.  This increase was attributable to higher cost of raw materials and to a lesser extent the increased shipments.  Operating costs and expenses as a percentage of net sales decreased from 97.0% for the nine months ended September 30, 2003 to 82.6% for the nine months ended September 30, 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Operating income increased by $72.3 million, from $7.9 million for the nine months ended September 30, 2003 to $80.2 million for the nine months ended September 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 3.0% for the nine months ended September 30, 2003 to 17.4% for the nine months ended September 30, 2004.

Flat Rolled.  Net sales increased $188.2 million, or 54.7%, from $344.2 million for the nine months ended September 30, 2003 to $532.4 million for the nine months ended September 30, 2004.  This increase is primarily due to a 24.9% increase in the average sales price per ton for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, and a 23.9% increase in shipments.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $128.6 million, or 37.9%, from $339.0 million for the nine months ended September 30, 2003 to $467.6 million for the nine months ended September 30, 2004.  This increase was attributable to higher operating expenses primarily from increased shipments and to a lesser extent the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, decreased from 98.5% for the nine months ended September 30, 2003 to 87.8% for the nine months ended September 30, 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Operating income increased by $59.6 million, from $5.2 million for the nine months ended September 30, 2003 to $64.8 million for the nine months ended September 30, 2004.  This increase is primarily attributable to increased shipments and improved margins in 2004.  Operating income as a percentage of net sales increased from 1.5% for the nine months ended September 30, 2003 to 12.2% for the nine months ended September 30, 2004.

Building Products.  Net sales increased $10.3 million, or 8.2%, from $125.7 million for the nine months ended September 30, 2003 to $136.0 million for the nine months ended September 30, 2004.  The increase in net sales was principally due to a higher demand for these products.

Operating costs and expenses increased $11.5 million, or 9.9%, from $115.8 million for the nine months ended September 30, 2003 to $127.3 million for the nine months ended September 30, 2004 primarily due to the increased cost of raw materials and $1.9 million of costs associated with management changes and the closing of an administrative office.  Operating costs and expenses as a percentage of net sales increased from 92.1% for the nine months ended September 30, 2003 to 93.6% for the nine months ended September 30, 2004.

Operating income decreased by $1.2 million, from $9.9 million for the nine months ended September 30, 2003 to $8.7 million for the nine months ended September 30, 2004.  Operating income as a percentage of net sales decreased from 7.9% for the nine months ended September 30, 2003 to 6.4% for the nine months ended September 30, 2004.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $2.3 million, from $10.6 million for the nine months ended September 30, 2003 to $12.9 million for the nine months ended September 30, 2004.  This increase is primarily attributable to higher incentive compensation together with implementation and training costs attributable to our company-wide systems implementation.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our revolving credit facility and our cash flow from operations.  At September 30, 2004, our borrowing availability at September 30, 2004 was $44.5 million and we had available cash of $12.9 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 42.3% at September 30, 2004, compared to 37.2% at December 31, 2003.  Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  At November 9, 2004, we had $206.4 million drawn and an additional borrowing availability of $121.5 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment. For example, our working capital (current assets less current liabilities) increased from $303.4 million at December 31, 2003 to $466.2 million at September 30, 2004.  In addition, over the same period our accounts receivable increased by $74.7 million, inventory increased by $137.5 million and accounts payable increased by $26.4 million. These increases are attributable to the rise in metal prices during 2004, as our collection rate for receivables and turn rate for inventory remain within our normal historical ranges. Conversely, when metal prices fall, our gross profit and working capital tend to decrease.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. In a rising price environment, we sell our products and typically collect our accounts receivable between 45 and 60 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our revolving credit facility to cover the cash flow cycle from material purchase to cash collection. Accordingly, from December 31, 2003 to September 30, 2004, our long-term debt increased by $89.4 million. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access our revolving credit facility as much to cover the cash flow cycle.  We believe our cash flow from operations, supplemented with the cash available under our revolving credit facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment.

Net cash used in operations was $74.4 million for the nine months ended September 30, 2004.  Cash was used to fund inventory and accounts receivable requirements in concert with rising steel prices during the year.  Net cash provided by operations was $53.0 million for the nine months ended September 30, 2003, principally from the reduction in working capital.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2004 and consisted of $13.6 million of asset purchases, partially offset by proceeds from asset sales of $0.5 million.  Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2003 and consisted of asset purchases of $8.8 million, partially offset by $5.5 million in proceeds from asset sales.

Net cash provided by financing activities was $89.0 million for the nine months ended September 30, 2004 and consisted primarily of net borrowings on the revolving credit facility.  Net cash used in financing activities was $45.6 million for the nine months ended September 30, 2003 and consisted of net repayments of borrowings from credit facilities of $43.1 million and net repayments on other long-term debt of $2.5 million.

Investing Activities

For the nine months ended September 30, 2004, the most significant capital projects were the expansion and purchase of new paint line equipment at our Plates and Shapes facility in the New Orleans area, the expansion of our Plates and Shapes facility in the Dallas area, and costs attributable to our company-wide systems implementation.  For the nine months ended September 30, 2003, the most significant capital projects were the expansion of our Randleman, North Carolina facility and the purchase of new paint line equipment for our Mobile, Alabama facility.

Financing Activities

On October 31, 2002, we entered into a revolving credit facility with a group of lenders.  On March 24, 2004, we executed the second amendment to our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 million to $250.0 million and to extend the maturity date to October 31, 2006.  On November 9, 2004, we again amended our revolving credit facility with Bank of America, as agent for the lenders, to expand the size of the facility from $250.0 million to $350.0 million.  Further, this third amendment lowered our borrowing costs, increased our borrowing availability and extended the maturity date to November 9, 2009.  The revolving credit facility is secured by all of our receivables, inventories, and intangible property.  Borrowings under the revolving credit facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $350.0 million in the aggregate. The agreement, as amended, limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.

The revolving credit facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  Prior to the third amendment the LIBOR margin loans ranged from 2.00% to 3.00%.  The third amendment lowered the LIBOR margins to a range from 1.50% to 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, the third amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of $100.0 million and maintain a fixed charge coverage ratio of 2.0 to 1.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 4.75% and 4.02% as of September 30, 2004.

The revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The third amendment to the revolving credit facility allows for an increase in capital expenditures, from $25.0 million to $35.0 million.  Additionally, it increased the allowance for restricted payments from $10.0 million to $25.0 million and for the payment of up to $2.2 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $35.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of September 30, 2004.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2004.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.   There have been no material changes in the Company’s contractual obligations as disclosed in the Form 10-K as of and for the year ended December 31, 2003, except for borrowings on our Credit Facility (which are disclosed separately herein) and a lease agreement whereby we have agreed to purchase a facility (which we currently lease) for $3.0 million on March 31, 2005.

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Industry Trends

Due to the increased demand for steel in China, shortages of raw material such as coking coal, iron ore, energy (oil), increased demand for scrap, and the weak U.S. dollar, prices for domestic metal of all types, particularly steel, have increased significantly during 2004.  We believe the current global factors driving current metal prices will keep those prices — particularly steel — at high levels (compared to the prices between 2000 and 2003) for at least the next year.  However, any number of factors could cause metal prices to decline. We do not anticipate any material decrease in metal prices in the near future and, accordingly, we expect that the fourth quarter will be another good quarter for us.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Affect Future Operating Results” contained in our Form 10-K filed with the Securities and Exchange Commission on March 26, 2004.

Prices for aluminum have also risen recently.  As most of our building products are made from aluminum, we anticipate increases in both costs and selling prices for those products.  Further, due to the recent hurricane damage in the southeastern United States, we expect our Building Products group will generate above average sales as residents rebuild their homes and businesses in that part of the country.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our Credit Facility.  The outstanding balance of $[   ] million as of November 9, 2004 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $1.9 million per annum.

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

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the most recent evaluation of these controls, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires (i) us to establish and maintain adequate internal controls over financial reporting and make an assessment as to the effectiveness of such internal controls based on our evaluation of these controls at the end of each fiscal year, including disclosure of any material weakness identified by us, and (ii) our independent public accountant to attest to the adequacy of our financial reporting controls and report on our evaluation of them.   Accordingly, we are currently in the process of evaluating the adequacy of the design and operating effectiveness of our internal control structure over financial reporting, a weakness in which could result in a failure to detect inaccurate financial reports and fraud, among other things.  In addition, the identification and elimination of a material weakness which could be identified by those reviews might require significant resources from our management team, such as the need to hire additional consultants or employees, which could result in higher than anticipated operating expenses.  Further, failure to pass the Section 404 review by our independent public accountants could result in a loss of confidence in our financial reports thereby negatively impacting the market value of our common stock.  Although we currently do not believe there is a material weakness in our internal controls over financial reporting, there can be no assurances that our evaluation or our independent public accountant’s attestation process will not result in identification of a material weakness.

ITEM 5.    OTHER MATTERS

E. L. (“Tom”) Thompson has retired from the company as president of the Building Products Group effective August 13, 2004.   Mr. Robert C. McPherson III was appointed to replace Tom Thompson as Senior Vice President and President, Building Products Group.  Mr. McPherson has been with Metals USA since March 2003, in the capacity of Senior Vice President, Business Development. Prior to that, Mr. McPherson worked for California Steel Industries, Inc. (CSI) in Fontana, CA for 13 years, in a number of executive positions.  Upon his resignation from CSI, Mr. McPherson held the position of Treasurer and Controller.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have issued stock options and stock grants as described in the footnotes to our consolidated financial statements under the 2002 Incentive Stock Option Plan.  The stock options and grants are issued to directors and certain employees to secure their services and are essentially a form of compensation. Technically, these stock options are unregistered securities under the Securities Act; however once the options are exercised or the stock grants mature, we issue common stock to the holders of these securities that is registered under Form S-8 filed with the Securities and Exchange Commission.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.               Exhibits:

Exhibit Number	Description

10.2(c)*	Third Amendment to Loan and Security Agreement, effective as of November 9, 2004, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries.

31.1*	Certification of the Chief Executive Officer, dated November 10, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, dated November 10, 2004, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, dated November 10, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, dated November 10, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

b.               Reports on Form 8-K:

July 19, 2004 – Regulation FD Disclosure – Metals USA Reports Record Second Quarter Results Net Sales Increase 58.3%.

August 23, 2004 – Regulation FD Disclosure – Metals USA Announces Change in Leadership at its Building Products Division.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: November 10, 2004	By:	/S/ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President and Chief Financial Officer