Form 10-K
period 2004-12-31
METALS USA INC
filed 2005-03-09
CIK 1038363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Based on the NASDAQ closing price of $17.88 per share on June 30, 2004, the aggregate market value of the Registrant’s outstanding common stock held by non-affiliates, of approximately 13.4 million shares, on such date was $310.8 million.  Based on the NASDAQ closing price of $24.18 per share on March 1, 2005, the aggregate market value of the Registrant’s outstanding common stock held by non-affiliates, of approximately 16.8 million shares, on such date was $406.2 million. The common stock held by the Registrant’s directors, executive officers and persons beneficially owning 10% or more of the shares of common stock, who are the only persons known to the Registrant who may be considered to be its “affiliates” as defined under Rule 12b-2, is excluded from the figures in this paragraph.  There were 20,279,280 shares of outstanding common stock, $.01 par value, of the Registrant as of March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III.

FRESH START ACCOUNTING

We applied “Fresh-Start Reporting” to our consolidated balance sheet as of October 31, 2002 in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as promulgated by the American Institute of Certified Public Accountants (“SOP 90-7”).  Under “Fresh-Start Reporting”, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date “Fresh-Start Reporting” is applied.  On October 31, 2002, we emerged from bankruptcy.  As a result of the application of “Fresh-Start Reporting,” our financial information of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002. As a result of the emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements appear in a number of places, including Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

•                  projected operating or financial results, include anticipated cash flows from operations and asset sale proceeds for 2005;

•                  expectations regarding capital expenditures, interest expense and other payments;

•                  our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions;

•                  our ability to compete effectively for market share with industry participants;

Any or all of our forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•                  supply, demand, prices and other market conditions for steel and other commodities;

•                  the timing and extent of changes in commodity prices;

•                  the effects of competition in our business lines;

•                  the condition of the steel and metal  markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•                  the ability of our counterparties to satisfy their financial commitments;

i

•                  tariffs and other government regulations relating to our products and services;

•                  operational factors affecting the ongoing commercial operations of our facilities, including catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits or workforce issues;

•                  our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly and generate earnings and cash flow; and

•                  general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K, including in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Which May Affect Future Operating Results” for risk factors that may affect future performance.  Many of these factors will be important in determining our actual future results.  Consequently, no forward-looking statement can be guaranteed.  Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement.  Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as otherwise required by applicable law.

ii

METALS USA, INC.

PART I

Item 1.    Business

Unless otherwise indicated, all references to “we,” “us,” “our” or other similar terms herein are intended to refer to Metals USA, Inc. and all of its subsidiaries. Readers should refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Which May Affect Future Operating Results” for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, stainless steel, aluminum, red metals and manufactured metal components.  Approximately 88% of our revenues are derived from our metal service center and distribution activities and the remaining portion of our revenues are derived from our Building Products Group that manufactures and distributes products primarily related to the residential home improvement industry.  The Predecessor Company was organized as a Delaware corporation on July 3, 1996, and began operations upon completion of an initial public offering on July 11, 1997.  On November 14, 2001, the Predecessor Company filed for voluntary protection from its creditors under Chapter 11 of the United States bankruptcy laws.  For more information about the bankruptcy filing and the subsequent reorganization, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Predecessor Company Chapter 11 Proceedings and Reorganization.”  We began operating the reorganized company in November 2002.  Beginning in March 2004, our common stock and warrants are quoted on the NASDAQ National Market under the ticker symbols “MUSA” and “MUSAW,” respectively.  From June 2003 to March 2004, our common stock and warrants were traded on the American Stock Exchange under the ticker symbols “MLT” and “MLT.WS,” respectively.

We have three segments, which are identified by their product groups — the Flat Rolled, Plates and Shapes and Building Products Groups.  Each of our segments purchases metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.

Our Flat Rolled and Plates and Shapes Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers, as well as offering inventory management and just-in-time delivery services.  These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment and save time, labor, warehouse space and other expenses.  The customers of our Flat Rolled and Plates and Shapes Groups are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, as well as machinery and equipment manufacturers.  Our Building Products Group manufactures higher-value finished building products for distributors and contractors engaged in residential and commercial building products.

Strategy

We are one of the leading providers of higher-value components from processed metals.  We have invested substantial capital integrating our operations to maximize operating margins and accelerate sales growth.  We are committed to becoming a premier company in both the metals processor/service center and building products industries in the U.S.  Our strategy is simply one of providing the best service to our customers, diligent inventory management and prudent risk assessment.  Although no longer the central focus of our business plan, we will consider acquisitions that are accretive to earnings and are complementary to our existing mix of products and services.

Segment Information

Each of our product groups is led by an experienced executive and is supported by a professional staff in finance, purchasing and sales and marketing.  This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment.  For additional industry segment information, see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 9 to our consolidated financial statements in Item 8.  “Financial Statements and Supplementary Data.”

Metal Processing/Service Center Businesses: Plates and Shapes and Flat Rolled Groups

Overview.  Companies operating in the metals industry can be generally characterized as primary metals producers, metals processors/service centers or end-users.  Our Plates and Shapes and Flat Rolled Groups are metals processor/service centers.  As such, we purchase steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users.  We believe that both primary metals producers and end-users are increasingly seeking to have their metals processing and inventory management requirements met by value-added metals processors/service centers like us.

Primary metals producers, which manufacture and sell large volumes of metals in standard sizes and configurations, generally sell only to those large end-users and metals processors/service centers who do not require processing of the products and who can tolerate relatively long lead times.  Metal processors/service centers offer services ranging from precision value-added pre-production processing, in accordance with specific customer specifications, to storage and distribution of unprocessed metal products.  Generally service centers function as intermediaries between end-users and primary metals producers.  End-users, such as contractors and original equipment manufacturers, or OEMs, incorporate the processed metal into a finished product, in some cases with little further modification.

In our Plates and Shapes and Flat Rolled Groups, we engage in pre-production processing of steel, stainless steel, red metals and aluminum and act as an intermediary between primary metals producers and end-users.  We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers.  By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment.  The Plates and Shapes and Flat Rolled Groups contributed approximately 88% of our 2004 net sales and the substantial majority of our 2004 net income.

Plates and Shapes Group.  Plates and Shapes consists of 21 facilities throughout the U.S. that maintain an inventory focusing on carbon steel products.  With net sales of $621.0 million in 2004, the Plates and Shapes Group sells carbon steel products such as wide-flange beams, plate, tubing, angles, bars and other structural shapes.  These products are available in a number of alloy grades and sizes and generally undergo additional processing prior to customer delivery.  This group provides processing services, including cutting, sawing, cambering/leveling, punching, drilling, beveling, surface grinding, bending, shearing, blast and paint, cut-to-length and tee-splitting.  Plates and Shapes customers are primarily in the fabrication, construction, machinery and equipment, transportation and energy industries.

Flat Rolled Group.  Flat Rolled consists of 12 facilities in the Midwest and southern regions of the U.S. that maintain an inventory of cold rolled and hot rolled steel products and various nonferrous flat rolled products.  With net sales of $723.2 million in 2004, the Flat Rolled Group sells a number of products, including carbon and stainless steel, aluminum, brass and copper in a variety of alloy grades and sizes.  Because few end-user customers can handle carbon steel in the form generally shipped by steel mills (sizes less than a quarter of an inch in thickness in continuous coils that typically weigh 40 to 60 thousand pounds each), substantially all of the carbon steel material as well as the nonferrous materials sold by the Flat Rolled Group undergo additional processing prior to customer delivery.  Processing services include slitting, precision blanking, leveling, cut-to-length, punching, bending and shearing.  Flat Rolled customers are in the electrical manufacturing, fabrication, furniture, appliance manufacturing, machinery and equipment and transportation industries.

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

Value-added metals processors/service centers have also benefited from growing customer demand for inventory management and just-in-time delivery services.  These supply-chain services, which are not normally available from primary metals producers, enable end-users to reduce input costs, decrease capital required for inventory and equipment and save time, labor and other expenses.  In response to customer expectations, the more sophisticated value-added metals processors/service centers have acquired specialized and expensive equipment to perform customized processing and have installed sophisticated computer systems to automate order entry, inventory tracking, management sourcing and work-order scheduling.  Additionally, some value-added metals processors/service centers have installed electronic data interchange, or EDI, between their computer systems and those of their customers to facilitate order entry, timely delivery and billing.  We have EDI capability.

These trends have resulted in value-added metals processors/service centers playing an increasingly important role in all segments of the metals industry.  Metals processors/service centers now serve the needs of over 300,000 OEMs, contractors and fabricators nationwide.  The necessity for value-added metals processors/service centers to add specialized processing equipment, manage inventory on behalf of their customers and use sophisticated computer systems is requiring industry participants to make substantial capital investments in order to remain competitive.  In addition, many customers are seeking to reduce their operating costs by limiting the number of suppliers with whom they do business, often eliminating those suppliers offering limited ranges of products and services.  These trends have placed the substantial number of small, owner-operated businesses at a competitive disadvantage because they have limited access to the capital resources necessary to increase their capabilities, or they may be unwilling to justify the investment in equipment.  As a result, smaller companies are finding it increasingly difficult to compete as current industry trends continue.  Using 2003 industry data, we believe that the metals processor/service center industry is highly fragmented, with as many as 3,000 participants generating about $50 billion in annual net sales.  Due to the present level of metal prices, the size of the industry’s net sales would have been significantly higher in 2004, however; comparable industry data is not currently available.

Products and Services.  We purchase our raw materials in anticipation of projected customer requirements based on interaction with and feedback from customers, market conditions, historical usage and industry research.  Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers.  We process the metals to the precise length, width, shape and surface quality specified by our customers.  Our value-added processes include:

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

•                  Blast and Paint — the process of cleaning steel by shot-blasting, then immediately applying a paint or primer.

Our additional capabilities include applications engineering and other value-added processes such as custom machining.  Using these capabilities, we use processed metals to manufacture higher-value components.

Once we receive an order, we select the appropriate inventory and schedule it for processing in accordance with the customer’s requirements and specified delivery date.  Orders are monitored by our computer systems, including, in certain locations, the use of bar coding to aid in and reduce the cost of tracking material.  We record the source of all metal shipped to customers.  This enables us to identify the source of any metal which may later be shown to not meet industry standards or that fails during or after manufacture.  This capability is important to our customers as it allows them to assign responsibility for non-conforming or defective metal to the mill that produced the metal.  Many of the products and services we provide can be ordered and tracked through a web-based electronic network that directly connects our computer system to those of our customers.

The substantial portion of our orders are filled within 24-48 hours.  This is accomplished through our inventory management programs, which permit us to deliver processed metals in accordance with the just-in-time inventory programs of our customers.  We are required to carry sufficient inventory of raw materials to meet the short lead-time and just-in-time delivery requirements of our customers.

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

Building Products Group

Recent Developments. On August 13, 2004, E. L. (“Tom”) Thompson retired from the company as president of the Building Products Group.  Robert C. McPherson III was appointed to replace Mr.  Thompson as Senior Vice President and President, Building Products Group.  Mr. McPherson has been with Metals USA since March 2003, in the capacity of Senior Vice President, Business Development. Prior to that, Mr. McPherson worked for California Steel Industries, Inc. in Fontana, CA for 13 years, in a number of executive positions.

Although historically profitable, we are working diligently to improve the overall level of profitability of the Building Products business.  We have reduced our ongoing costs of operations by about $2.0 million dollars annually, through a combination of reducing one whole layer of management and the elimination of eleven redundant or unprofitable sales locations.  As a result of these actions, we expensed approximately $5.0 million during the third and fourth quarters of 2004.  These actions were the last major cost element of our 2004 initiative to improve the Building Products Group’s profitability in 2005.

Overview.  Building Products had net sales of $183.0 million in 2004 and currently has 18 operating locations and 26 sales and distribution centers throughout the southeast, southwest and western regions of the U.S.  The Building Products Group sells a number of finished products that are both inexpensive and energy efficient, including sunrooms, roofing products, awnings and solariums for use in residential applications and large area covered canopies, awnings and covered walkways for commercial uses.  Approximately 95% of the Building Products Group sales are attributable to the residential home markets; the remaining sales are attributable to commercial applications.  Building Products customers are predominantly in the construction, wholesale trade and building material industries.  The Building Products Group contributed approximately 12% of our 2004 net sales and a disproportionately smaller percentage of our 2004 net income.

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

We obtain the overwhelming majority of our raw materials from domestic suppliers, which include Nucor Corp., U.S. Steel, AK Steel, Gerdau Ameristeel, International Steel Group, Alcoa Inc., Bayou Steel, Chaparral Steel and IPSCO Steel.  Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been and we believe will continue to be our principal source of raw material.

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

Ferrous metal producers have been undergoing rapid consolidation over the past three years.  U.S. Steel, Nucor Corp. and International Steel Group have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations.  Furthermore, it has been announced that Mittal Steel has agreed to purchase International Steel Group, which would create the largest steel producer in the world.  The result of this trend will be fewer integrated producers from which we can purchase our raw materials. While we believe that global consolidation of the steel industry is beneficial to the steel industry as a whole, we are unable to predict what impact this consolidation may have on our operations.

Sales and Marketing; Customers

Our sales and marketing focus is on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of our inventory management, processing, just- in-time delivery and other services.  We use a variety of methods to identify potential customers, including the use of databases, telemarketing, direct mail and participation in manufacturers’ trade shows.  Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers.  Once a potential customer is identified, our “outside” salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations.

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

Nearly all sales are on a negotiated price basis.  In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product.  We have a diverse customer base, with no single customer accounting for more than 2% of our revenues in 2004 and 2003, and 1% in 2002.

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

Historically, we believe that we have been able to compete effectively because of our significant number of locations, geographic dispersion, knowledgeable and trained sales force, integrated computer systems, modern equipment, broad-based inventory, combined purchasing volume and operational economies of scale.  Furthermore, we believe our liquidity and overall financial position affords us a good platform with which to compete with our peers in the industry.

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

We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements.  However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are on or near sites listed on the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, National Priority List.  We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants.  Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties.  However, we may be notified of such claims with respect to our existing leased or owned properties in the future.

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

Management Information Systems

Both the Plates and Shapes Group and Flat Rolled Group service centers use a system marketed and distributed specifically for the service center industry.  During 2003, we completed a similar common-platform initiative in the Building Products Group.  Some of our subsidiaries currently use EDI, through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities.  Additionally, several of our subsidiaries also use computer-aided drafting systems to directly interface with computer-controlled metal processing equipment, resulting in more efficient use of material and time.

We believe investment in uniform management information systems and computer-aided manufacturing technology permits us to respond quickly and proactively to our customers’ needs and service expectations.  These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

We employ approximately 2,500 persons.  As of December 31, 2004, approximately 300 employees (12%) at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; the International Brotherhood of Teamsters; and the International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers.  Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred.  Within the last five years, one work stoppage occurred at one facility, which involved approximately 30 employees and lasted approximately 30 days.  We are currently a party to 9 collective bargaining agreements, which expire at various times.  Collective bargaining agreements for all of our union employees expire in each of the next three years.  Historically, we have succeeded in negotiating new collective bargaining agreements without a strike.

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

Risk Management and Insurance

The primary risks in our operations are bodily injury, property damage and vehicle liability.  We maintain general and vehicle liability insurance and liability insurance for bodily injury and property damage and workers’ compensation coverage, which we consider sufficient to protect us against a catastrophic loss due to claims associated with these risks.

Safety

Our goal is to provide an accident-free workplace.  We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace.  We currently have a number of safety programs in place, which include regular weekly or monthly field safety meetings and training sessions to teach proper safe work procedures.  We have developed a comprehensive “best practices” safety program to be implemented throughout our operations to ensure that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations.  This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety.  Furthermore, we pay bonuses based on an employee’s or a team’s safety record.

Financial Information about Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 9 to our consolidated financial statements in Item 8.  “Financial Statements and Supplementary Data.”

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

Foreign Operations

Substantially all of our business is domestic.  We do not derive any material revenue from foreign countries and do not have long-term assets or customer relationships outside of the U.S.  We have no foreign operations.

Research and Development

We do not incur material expenses in research and development activities but do participate in various research and development programs.  We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Predecessor Company Chapter 11 Proceedings and Reorganization

In November 2001, the Predecessor Company sought protection under the U.S. bankruptcy laws.  We emerged from bankruptcy on October 31, 2002.  Under the reorganization plan approved by the bankruptcy court, the Predecessor Company divested certain assets resulting in proceeds of approximately $90.1 million during 2002, re-valued its remaining assets, cancelled old common stock, issued new common stock and warrants, and entered into our current revolving credit facility.  For more information about the Predecessor Company’s bankruptcy filing and our subsequent reorganization, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Predecessor Company Chapter 11 Proceedings and Reorganization” as well as the notes to our consolidated financial statements in Item 8.  “Financial Statements and Supplementary Data.”

Certain Relationships

Three of our nine directors (including our chairman) are directors of Metal Management, Inc. (NASDAQ: MTLM).  Moreover, our chairman is also the chief executive officer of Metal Management.  Metal Management purchases scrap metal from us at one of our metals processing/service centers.  This relationship with Metal Management began with the Predecessor Company well before the two companies shared common directors.  However, as a result of the director overlap, our board of directors decided to implement specified procedures to avoid the appearance of, and to protect against, conflicts of interest relating to business transactions involving Metal Management.  Sales of scrap to Metal Management for the years ended December 31, 2004 and 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 were $2.0 million, $0.9 million, $0.2 million, and $0.5 million, respectively, and were transacted at prevailing market rates.

Available Information

Our internet address is www.metalsusa.com.  On our internet website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC.  Our SEC reports can be accessed through the investor relations section of our internet website.  The information found on our internet website is not a part of this or any other report we file with or furnish to the SEC.

Item 2.    Properties

As of December 31, 2004, we operated twenty-one (21) metals processing facilities in the Plates and Shapes Group and twelve (12) facilities in the Flat Rolled Group.  These facilities are used to receive, warehouse, process and ship metals.  These facilities use various metals processing and materials handling machinery and equipment.  Our Building Products Group operates eighteen (18) facilities where we process metals into various building products and twenty-six (26) sales and distribution centers.  During 2004, nine (9) Building Products locations were closed and two (2) locations were merged.  We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of our other facilities, and through the use of common carrier for product delivery.

Many of our facilities are capable of being used at higher capacities, if necessary.  We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years.  Our facilities, sales and distribution centers and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2004

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey (2)	81,000	Leased
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania (2)	109,000	Leased
South Central Plates and Shapes	Enid, Oklahoma	112,000	Leased
	Muskogee, Oklahoma (1)	229,000	Owned
	Cedar Hill, Texas	104,000	Owned
Mid Atlantic Plates and Shapes	Ambridge, Pennsylvania	200,000	Leased
	Canton, Ohio	110,000	Owned
	Greenville, Kentucky	56,000	Owned
	Greensboro, North Carolina	115,000	Owned
	Leetsdale, Pennsylvania	114,000	Leased
	Wilmington, North Carolina	178,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	295,000	Owned

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group (con’t):
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

Flat Rolled Group:
	Madison, Illinois	150,000	Owned
	Jeffersonville, Indiana (1)	90,000	Owned
	Randleman, North Carolina	150,000	Owned
	Springfield, Ohio	110,000	Owned
	Wooster, Ohio	140,000	Owned
	Chattanooga, Tennessee	60,000	Owned
	Germantown, Wisconsin	90,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Wichita, Kansas	40,000	Leased
	Liberty, Missouri	84,000	Leased
	Northbrook, Illinois	187,000	Owned
	Walker, Michigan	50,000	Owned
Building Products Group:
Service Centers	Phoenix, Arizona	111,000	Leased
	Brea, California	44,000	Leased
	Buena Park, California	73,000	Leased
	Corona, California	38,000	Leased
	Ontario, California	29,000	Leased
	Rancho Cordova, California	41,000	Leased
	Groveland, Florida	247,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Stone Mountain, Georgia	60,000	Leased
	Kansas City, Missouri	58,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Irmo, South Carolina	38,000	Leased
	Houston, Texas	285,000	Owned
	Houston, Texas	220,000	Leased
	Mesquite, Texas	200,000	Leased
	Mesquite, Texas	55,000	Leased
	Kent, Washington	57,000	Leased

Sales and Distribution Centers	Birmingham, Alabama	12,000	Leased
	Tucson, Arizona	9,000	Leased
	Cerritos, California	20,000	Leased
	Hayward, California	25,000	Leased
	San Diego, California	8,000	Leased
	Clearwater, Florida	20,000	Leased
	Fort Myers, Florida	18,000	Leased
	Holly Hill, Florida	10,000	Leased
	Jacksonville, Florida	17,000	Leased
	Lakeland, Florida	24,000	Leased

	Location	Square Footage	Owned/ Leased
Building Products Group (con’t):
	West Melbourne, Florida	18,000	Leased
	Duluth, Georgia	5,000	Leased
	Louisville, Kentucky	11,000	Leased
	Jackson, Mississippi	25,000	Leased
	Overland, Missouri	14,000	Leased
	Greensboro, North Carolina	15,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Harrisburg, Pennsylvania	12,000	Leased
	Memphis, Tennessee	20,000	Leased
	Nashville, Tennessee	15,000	Leased
	Dallas, Texas	36,000	Leased
	Longview, Texas	15,000	Leased
	San Antonio, Texas	20,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Virginia Beach, Virginia	10,000	Leased

Administrative Locations:
Corporate Headquarters	Houston, Texas	13,200	Leased
Southeast Plates and Shapes	Mobile, Alabama	16,000	Owned
Northeast Plates and Shapes	Pittsburgh, Pennsylvania	3,700	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,300	Leased

(1)         These facilities are subject to liens with respect to specific debt obligations, including Industrial Revenue Bonds.

(2)         We are under contract to purchase these facilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Beginning in March 2004, our common stock and warrants are quoted on the NASDAQ National Market under the ticker symbols “MUSA” and “MUSAW,” respectively.  From June 2003 to March 2004, our common stock and warrants were traded on the American Stock Exchange under the ticker symbols “MLT” and “MLT.WS,” respectively.  From March 2003 until June 2003, our common stock traded on the OTC Bulletin Board under the symbol “MTLS.”  From November 1, 2002 until March 2003, our common stock traded on a “when issued basis” under the symbol “MTLSV.”

The following table sets forth the high and low prices for our common stock and warrants as reported by the NASDAQ, AMEX or by the OTC Bulletin Board, as applicable for each calendar quarter during the periods indicated.

	Common Stock(1)		Warrants
	High	Low	High	Low
2002:
November 1 to December 31	$5.00	$3.05	$—	$—

2003:
January 1 to March 31	$4.40	$2.25	$—	$—
April 1 to June 30	$4.45	$2.45	$0.50	$0.10
July 1 to September 30	$7.20	$4.01	$0.69	$0.13
October 1 to December 31	$10.49	$6.28	$1.90	$0.45

2004:
January 1 to March 31	$14.37	$9.45	$3.50	$1.23
April 1 to June 30	$18.17	$11.50	$4.80	$1.91
July 1 to September 30	$18.48	$14.12	$4.75	$2.70
October 1 to December 31	$20.15	$15.56	$5.20	$3.20

2005:
January 1 to March 1	$24.99	$16.55	$9.30	$3.71

(1)         On October 31, 2002, pursuant to the reorganization plan approved by the court in our bankruptcy proceedings, all shares of the Predecessor Company’s common stock were cancelled and we issued 20,000,000 shares of new common stock.  Accordingly, information relating to the Predecessor Company’s old common stock is not comparable to, or meaningful with respect to, the performance or trading history of our new common stock. See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Predecessor Company Chapter 11 Proceedings and Reorganization” as well as the notes to our consolidated financial statements in Item 8.  “Financial Statements and Supplementary Data.”

As of March 1, 2005, there were 20,279,280 outstanding shares of our common stock, held by approximately 2,000 shareholders of record.  We currently do not anticipate paying dividends on our common stock.  Our revolving credit facility currently restricts our ability to pay dividends.  For information regarding these restrictions, see Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities” and Note 5 to our consolidated financial statements in Item 8.  “Financial Statements and Supplementary Data.”  Any determination to declare or pay dividends out of funds legally available for that purpose will be at the discretion of our board of directors and will depend on future earnings, results of operations, financial condition, capital requirements and other factors the board of directors deems relevant, as well as the restrictions in our revolving credit facility and any other applicable contractual restrictions.

Plan Category	Number of shares to be issued upon exercise of outstanding options and grants	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by common stockholders	1,130,207	$9.42	760,223
Equity compensation plans not approved by common stockholders	—	—	—
Total	1,130,207	$9.42	760,223

Item 6.    Selected Financial Data

The following selected financial data is derived from our consolidated financial statements for the years ended December 31, 2004 and 2003, and for the periods before and after our emergence from bankruptcy proceedings on October 31, 2002.  As a result of our emergence from bankruptcy and for the purpose of presentation, activities subsequent to October 31, 2002 relate to the “Successor Company” and activities prior to November 1, 2002 relate to the “Predecessor Company.”  With respect to periods relating to the Predecessor Company, the consolidated financial statements and related selected financial data have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for Impairment or Disposal of Long-Lived Assets” which requires divestitures be excluded from results of operations for all periods presented.

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

This financial data should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  The selected financial data for the fiscal years ended 2000 through 2001 reflects our historical consolidated financial statements reclassified for the effects of SFAS No. 144.

	(in millions, except per share amounts)
	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Period From November 1, 2002 thru December 31,	Period From January 1, 2002 thru October 31,	Years Ended December 31,
	2004	2003	2002	2002	2001	2000
Statements of Operations Data:
Net sales	$1,509.8	$963.2	$128.7	$833.3	$1,243.0	$1,585.6
Cost of sales	1,080.1	731.6	98.7	639.0	953.3	1,210.5
Gross profit	429.7	231.6	30.0	194.3	289.7	375.1
Operating expenses	256.0	215.2	30.9	197.1	296.2	320.8
Asset impairments and integration	—	—	—	(0.2)	384.0	—
Operating income (loss)	173.7	16.4	(0.9)	(2.6)	(390.5)	54.3
Interest expense	8.4	5.7	1.3	15.8	49.6	50.5
Other (income) expense, net	(2.5)	(2.0)	0.1	(1.1)	1.8	(1.6)
Fresh-start/gain on reorganization	—	—	—	(80.9)	—	—
Reorganization expenses	—	—	—	28.3	19.4	—
Income (loss) before taxes and discontinued operations	167.8	12.7	(2.3)	35.3	(461.3)	5.4
Provision (benefit) for taxes	63.3	5.1	—	(15.4)	(52.9)	3.9
Income (loss) before discontinued operations	104.5	7.6	(2.3)	50.7	(408.4)	1.5
Discontinued operations, net	—	(0.1)	(1.0)	0.6	(0.7)	10.2
Net income (loss)	$104.5	$7.5	$(3.3)	$51.3	$ (409.1)	$11.7

Income (loss) per share:
Income (loss) per share – basic:
From continuing operations	$5.17	$0.38	$(0.11)	$1.39	$ (11.19)	$0.04
From discontinued operations	—	(0.01)	(0.05)	0.02	(0.02)	0.28
Total	$5.17	$0.37	$(0.16)	$1.41	$ (11.21)	$0.32

Income (loss) per share – diluted:
From continuing operations	$5.05	$0.37	$(0.11)	$1.39	$ (11.19)	$0.04
From discontinued operations	—	—	(0.05)	0.02	(0.02)	0.28
Total	$5.05	$0.37	$(0.16)	$1.41	$ (11.21)	$0.32

Number of common shares used in the per share calculations:
Basic	20.2	20.2	20.2	36.5	36.5	36.8
Diluted	20.7	20.3	20.2	36.5	36.5	37.0

	(in millions)
	Successor Company Years Ended December 31,			Predecessor Company Years Ended December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (1)	$565.0	$303.4	$318.2	$183.2	$344.8
Total assets	710.0	407.2	378.6	690.1	1,104.8
Long-term debt, less current portion (2)	266.6	118.2	127.4	—	489.9
Stockholders’ equity (deficit)	328.2	200.6	189.0	(35.1)	375.1
Dividends declared (3)	—	—	—	1.1	4.5

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

(2)         Because of the Predecessor Company’s Chapter 11 filing, $301.9 million of long-term debt was reclassified as a current pre-petition liability not subject to compromise and $200.0 million was reclassified as a non-current pre-petition liability subject to compromise as of December 31, 2001.

(3)         The Predecessor Company declared dividends with respect to its common stock as follows:  Four quarterly dividends of $0.03 per share during the year ended December 31, 2000 and one dividend of $0.03 per share during the quarter ended March 31, 2001.  There have been no dividends declared by the Successor Company in respect of any period.

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals, as well as manufactured metal components.  We sell to customers in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, as well as machinery and equipment manufacturers.

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

Recent Events/ Industry Trends

In 2004, increased demand for steel in China, shortages of raw material such as coking coal, iron ore, energy (oil), increased demand for scrap, and the weak U.S. dollar all contributed to significant increases in prices for domestic metal of all types, particularly steel.  Further, improved economic conditions in Europe, Asia and in North America contributed to a higher level of demand for steel.  During most of 2004 supplies of many products were constrained, which also led to price increases.

During 2004, the significance of China as the dominant factor in our business became apparent. Producing over 270 million metric tons of steel, which is more steel than the entire production of the United States, Japan and Russia combined; and consuming even more than their domestic production, China has brought serious imbalances to the iron ore, coal and steel businesses all over the world.  We do not believe that China’s ultimate goal is to be the primary producer and therefore the principal exporter of steel for the entire world.  Rather, China appears to be executing a well thought-out, long-term plan, aimed to develop their country and to give their people access to goods citizens of western economies take for granted, like cars, appliances, and homeownership.  Currently, they are actively expanding their commercial infrastructure, such as roads, rail, and hydroelectric dams.  All these things need steel.  As a consequence, the shortages in coal, iron ore and steel may stay in place for several years.  During these years, we believe China may be a net importer of steel, even considering that they could be exporting some steel during limited periods of time.  It is also important to keep in mind that China needs to import iron ore because they don’t have sufficient domestic reserves to meet their current consumption requirements.  We believe this reliance on imported iron ore supports our view that China’s goal is not to become the world’s largest supplier of steel.  Nevertheless, their appetite for iron ore, coal and other raw materials is enough to influence world wide steel prices.

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced their intention to seek significant price increases from the integrated steel mills in Europe and Asia.  These three companies are located in Brazil and Australia.  This action merely compounds the global factors impacting raw material prices during 2004.  On February 22, 2005, Companhia Vale do Rio Doce (“CVRD,” a Brazilian company and the largest iron ore producer in the world), announced the settlement of an unprecedented 71% year-over-year price increase with Nippon Steel for 2005.  Nippon Steel is the largest Japanese steel mill.  We believe this price point will be the reference price for all other Japanese mills, as well as for the Korean, Taiwanese and Chinese mills.  Iron ore price increases in double digits were unusual until last year, when the Brazilian and the Australian companies were able to get a little less than 20%.  The 2005 increase is unprecedented, and we believe will set the stage for a cost increase for the European and other large integrated steel mills throughout the world.  As a consequence, we anticipate that both foreign and domestic mills will continue the disciplined practice they implemented in 2004 of passing along such added costs, in the form of both price increases and surcharges.  Just when the higher worldwide prices will begin to affect the domestic market is difficult to predict, but we believe prices will increase in 2005.  Currently the global factors driving raw material prices are in place to keep metal prices — particularly steel — at high levels (compared to the prevailing price levels in 2000 through 2003) for at least the next year.  However, any number of factors could cause metal prices to decline.  With good demand from the domestic economy, and adequate supply of metal, we expect 2005 to be another good year for our business.

It is important to understand that we do not produce any steel; however, historically metal service centers generally benefit from rising steel prices, although in the short term rapidly rising prices create an equal demand on our cash.  This is because, during the initial period in which prices are rising, we will have to fund the purchase of higher cost material as the lower cost material is sold.  This will have a negative impact on cash flow until prices for material stabilize and the normal lag from collections of accounts receivable passes.  From our middle-man position in the supply chain, we will continue to pass-on any price increases and surcharges to our customers, in a predictable and disciplined way, exactly as we have been doing since the inception of the surcharge mechanism to carbon steel sales by the steel mills in January 2004.  We are not willing to accept unprofitable or marginally profitable orders, and we see no reason to change our behavior now.  We believe our cash flow from operations, supplemented with the cash availability afforded us by our revolving credit facility, will provide sufficient liquidity to meet anticipated challenges we face due to the rising steel price environment.  See the separate section “Liquidity and Capital Resources” in Item 7 for further information about cash flows from operations and liquidity.

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

Substantial debt obligations. Our long-term debt was $266.6 million as of December 31, 2004, including $253.0 million under our revolving credit facility.  Because we may be more leveraged than some of our competitors, our level of indebtedness may place us at a competitive disadvantage.  In addition, the revolving credit facility contains restrictive operating and financial covenants that may limit our ability to obtain additional debt financing or to engage in other business activities that otherwise may be in our interest.  Those limits may restrict our ability to service our debt obligations or finance our future activities (whether operations, potential acquisitions or other capital needs) through additional debt financing if cash flow from operations is insufficient to service our existing debt obligations.  If we cannot achieve the financial results necessary to maintain compliance with our revolving credit facility’s covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Limited liquidity.  We are currently funding our liquidity needs out of operating cash flow and from borrowings under the revolving credit facility.  We believe our current liquidity is sufficient to meet our operating and capital expenditure requirements during 2005; however, our existing sources of liquidity may not be adequate to fund future liquidity needs and additional sources of liquidity may not be available to us or adequate.  Any liquidity shortages would likely have a material adverse effect on our business and financial condition.

Historical financial information not comparable to current financial condition and results of operations. As a result of our emergence from bankruptcy on October 31, 2002, we were subject to “Fresh-Start Reporting.”  Accordingly, our financial information as of any date or for periods after November 1, 2002 is not comparable to our historical financial information before November 1, 2002.  This is primarily because the “Fresh-Start Reporting” required us to reduce the carrying value of our property and equipment to zero.

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

Possible impact on varying metals prices. We principally use steel, aluminum and various specialty metals as feedstock.  The metals industry as a whole is highly cyclical and at times pricing and availability of our feedstock can be extremely volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, adversely affect our net sales, operating margin and net income.  Our service centers maintain substantial inventories of metal to accommodate the short lead times and just-in-time delivery requirements of our customers.  Accordingly, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers, which we base on information derived from customers, market conditions, historic usage and industry research.  Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders.  We have no substantial long-term, fixed-price purchase contracts.  When raw material prices rise, we may not be able to pass any portion of the price increase on to customers.  When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we liquidate existing inventory quantities, lower margins.

Fluctuations in demand. Many of our products are sold to industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control.  We may not be able to increase or maintain our level of sales in periods of economic stagnation or downturn.  Additionally, as more domestic manufacturers move their manufacturing facilities out of the United States, we may not be able to maintain our level of sales to those customers.

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

Environmental regulation. Our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters.  We believe that we are in substantial compliance with all such laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements.  However, some of the properties we own or lease are located in areas with a history of heavy industrial use and are on or near sites listed on the CERCLA National Priority List.  We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants.  Furthermore, we are not aware of any notices from authoritative agencies with respect to clean-up/remediation claims for contamination at the leased properties.  However, we may be notified of such claims with respect to our existing leased or owned properties in the future.

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

Emergence from Chapter 11 Reorganization in 2002. The Predecessor Company sought protection under Chapter 11 of the Bankruptcy Code in November 2001.  Exclusive of the “Fresh-Start Reporting” and reorganization adjustments, the Predecessor Company incurred net losses of $29.6 million and $409.1 million during the ten-month period ended October 31, 2002 and the fiscal year ended December 31, 2001, respectively.  Approximately $384.0 million of the 2001 net loss was attributable to write downs associated with the carrying value of the Predecessor Company’s goodwill and property and equipment to their then estimated recoverable values.  We incurred a net loss of $3.3 million for the two-month period ended December 31, 2002.  The Predecessor Company’s equity ownership, board of directors and a portion of its senior management was replaced in connection with our reorganization.  While our current senior management has concentrated on improving our profitability, we may not attain sustained profitability or achieve growth in our operating performance.

Critical Accounting Policies

We have identified the following critical accounting policies based upon the significance of the policy to and the potential impact of estimates and subjective assessments on our overall financial statement presentation.  During the past three years we have not changed our critical accounting policies.  We have concluded our critical accounting policies are as follows:

Accounts Receivable. We recognize revenue as product is shipped (risk of loss for our products passes at time of shipment), net of provisions for estimated returns.  Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable.  Collections on our accounts receivables are made through several lockboxes maintained by our lenders.  Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances.  Concentrations of credit risk with respect to trade accounts are within several industries.  Generally, credit is extended once appropriate credit history and references have been obtained.  We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history.  We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts.  Generally we do not require collateral for the extension of credit.

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements.  Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.  Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available.  Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. At December 31, 2004 and 2003, the reserve was $7.7 million and $6.9 million, respectively.  The rate of future credit losses may not be similar to past experience.

Inventories — Inventories are stated at the lower of cost or market.  Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out, or FIFO, method of accounting.  Through December 31, 2002, certain of our subsidiaries used the last-in, first-out, or LIFO, method of accounting for inventories.  We have changed the method of accounting for inventories for these subsidiaries to conform to the method (FIFO) used by similar businesses within our product groups effective January 1, 2003.  The effect of this change in accounting method was immaterial.  Accordingly, prior period information has not been restated.  We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends.  Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements each quarterly reporting period.  Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available.  Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements.  At December 31, 2004 and 2003, the reserve was $5.2 million and $5.3 million, respectively.  The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

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

	Fiscal Years Ended December 31,
	2004	%	2003	%	2002	%
	(in millions, except percentages)
Net sales	$1,509.8	100.0%	$963.2	100.0%	$962.0	100.0%
Cost of sales	1,080.1	71.5%	731.6	76.0%	737.7	76.7%
Gross profit	429.7	28.5%	231.6	24.0%	224.3	23.3%
Operating and delivery	144.4	9.6%	127.7	13.3%	128.4	13.3%
Selling, general and administrative	109.6	7.3%	87.0	9.0%	92.1	9.6%
Depreciation and amortization	2.0	0.1%	0.5	0.1%	7.3	0.7%
Operating income (loss)	173.7	11.5%	16.4	1.7%	(3.5)	(0.4)%
Interest expense	8.4	0.6%	5.7	0.6%	17.1	1.8%
Other (income) expense, net	(2.5)	(0.2)%	(2.0)	(0.2)%	(1.0)	(0.1)%
Fresh-start and gain on reorganization	—	—	—	—	(80.9)	(8.4)%
Reorganization expenses	—	—	—	—	28.3	2.9%
Income before income taxes and discontinued operations	$167.8	11.1%	$12.7	1.3%	$33.0	3.4%

Results of Operations – Year Ended December 31, 2004 Compared to 2003

Net sales. Net sales increased $546.6 million, or 56.7%, from $963.2 million in 2003 to $1,509.8 million in 2004.  The increase in sales was primarily attributable to a 42.6% increase in average realized prices and a 16.6% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products Group by $17.8 million.

Cost of sales.  Cost of sales increased $348.5 million, or 47.6%, from $731.6 million in 2003 to $1,080.1 million in 2004.  The increase in cost of sales was primarily attributable to a 31.6% increase in the average cost per ton and a 16.6% increase in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales decreased from 76.0% in 2003 to 71.5% in 2004.  This percentage decrease was due to higher average realized sales prices.

Operating and delivery. Operating and delivery expenses increased $16.7 million, or 13.1%, from $127.7 million in 2003 to $144.4 million in 2004.  This increase is primarily due to the increase in shipments.  As a percentage of net sales, operating and delivery expenses decreased from 13.3% in 2003 to 9.6% in 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Selling, general and administrative.  Selling, general and administrative expenses increased $22.6 million, or 26.0%, from $87.0 million in 2003 to $109.6 million in 2004.  This increase was principally due to higher incentive compensation resulting from increased sales and gross margins, along with $5.0 million of costs associated with the elimination of one layer of management and the closing of eleven redundant or unprofitable locations in our Building Products Group.  As a percentage of net sales, selling, general and administrative expenses decreased from 9.0% in 2003 to 7.3% in 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Depreciation and amortization. Depreciation and amortization increased $1.5 million, from $0.5 million in 2003 to $2.0 million in 2004, due to capital investment in facilities and equipment made during the prior twelve months.

Operating income. Operating income increased by $157.3 million, from $16.4 million in 2003 to $173.7 million in 2004.  This increase is due to the improved margins and increased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense. Interest expense increased $2.7 million, or 47.4%, from $5.7 million in 2003 to $8.4 million in 2004, primarily as a result of increased borrowings, and to a lesser extent higher interest rates, on our revolving credit facility to support the increased working capital requirements in 2004.

Other (income) expense, net. Other income increased $0.5 million, or 25.0%, from $2.0 million in 2003 to $2.5 million in 2004.  These credits relate to settlements or adjustments attributable to the Predecessor Company claims and accruals.

Results of Operations – Year Ended December 31, 2003 Compared to 2002

Net sales. Net sales increased $1.2 million, or 0.1%, from $962.0 million in 2002 to $963.2 million in 2003.  Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 15 of our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”), net sales increased $32.4 million due to increased volumes in the Plates and Shapes and Building Products Groups and increased average realized prices in the Flat Rolled Group.  With respect to the Flat Rolled and Plates and Shapes operations, exclusive of the operations that were sold, the benefit of a 3.3% increase in average realized prices was partially offset by a 0.3% decline in material shipments for steel products.

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

Reorganization expenses.  Reorganization expenses in the amount of $28.3 million in 2002 consisted of $18.8 million of professional and trustee fees associated with Chapter 11 proceedings, $8.1 million of key employee retention expenses and obligations associated with employment agreements and $1.4 million associated with the write-off of debt issuance costs incurred on the Predecessor Company’s debtor-in-possession financing.  The Company has not incurred any reorganization expenses since the emergence from bankruptcy on October 31, 2002.

Results of Operations – 2002 Successor Company and Predecessor Company Results

The following table presents the results for the Successor Company from November 1, 2002 through December 31, 2002, results for the Predecessor Company from January 1, 2002 through October 31, 2002, and combined results for the full-year 2002.

	(in millions)
	Year Ended December 31, 2002	Successor Company	Predecessor Company

Net sales	$962.0	$128.7	$833.3
Cost of sales	737.7	98.7	639.0
Gross profit	224.3	30.0	194.3
Operating and delivery	128.4	18.3	110.1
Selling, general and administrative	92.1	12.6	79.5
Depreciation and amortization	7.3	—	7.3
Operating income (loss)	(3.5)	(0.9)	(2.6)
Interest expense	17.1	1.3	15.8
Other (income) expense, net	(1.0)	0.1	(1.1)
Fresh-start and gain on reorganization	(80.9)	—	(80.9)
Reorganization expenses	28.3	—	28.3
Income (loss) before income taxes and discontinued operations	$33.0	$(2.3)	$35.3

Results of Operations by Segment

The results of operations by segment data for 2002 includes the Predecessor Company results for the period January 1, 2002 through October 31, 2002 combined with the Successor Company results for the period November 1, 2002 through December 31, 2002.  See the Supplementary table presented after the Results of Operations by Segment discussion below for the 2002 Successor Company and Predecessor Company results.

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Expend- itures	Shipments (1)
	(in millions, except percentages)
2004:
Plates and Shapes	$621.0	41.1%	$517.8	38.8%	$103.2	59.4%	$10.3	751
Flat Rolled	723.2	47.9%	641.4	48.0%	81.8	47.0%	2.3	773
Building Products	183.0	12.1%	175.1	13.1%	7.9	4.5%	2.2	—
Corporate and other	(17.4)	(1.1)%	1.8	0.1%	(19.2)	(10.9)%	2.6	(22)
Total	$1,509.8	100.0%	$1,336.1	100.0%	$173.7	100.0%	$17.4	1,502
2003:
Plates and Shapes	$354.1	36.8%	$342.5	36.2%	$11.6	70.7%	$11.0	663
Flat Rolled	463.6	48.1%	455.9	48.2%	7.7	47.0%	3.1	658
Building Products	165.2	17.1%	152.8	16.1%	12.4	75.6%	2.4	—
Corporate and other	(19.7)	(2.0)%	(4.4)	(0.5)%	(15.3)	(93.3)%	1.0	(33)
Total	$963.2	100.0%	$946.8	100.0%	$16.4	100.0%	$17.5	1,288
2002:
Plates and Shapes	$365.4	38.0%	$362.6	37.6%	$2.8	(80.0)%	$0.8	627
Flat Rolled	465.6	48.4%	459.0	47.5%	6.6	(188.6)%	1.3	717
Building Products	156.1	16.2%	146.1	15.1%	10.0	(285.7)%	1.1	—
Corporate and other	(25.1)	(2.6)%	(2.2)	(0.2)%	(22.9)	654.3%	0.3	(47)
Total	$962.0	100.0%	$965.5	100.0%	$(3.5)	100.0%	$3.5	1,297

(1)   Shipments are expressed in thousands of tons and are not an appropriate measure of volume for the Building Products Group.

Segment Results — Year Ended December 31, 2004 Compared to 2003

Plates and Shapes.  Net sales increased $266.9 million, or 75.4%, from $354.1 million in 2003 to $621.0 million in 2004.  This increase is primarily due to a 54.7% increase in the average sales price per ton and a 13.3% increase in shipments in 2004 compared to 2003.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $175.3 million, or 51.2%, from $342.5 million in 2003 to $517.8 million in 2004.  This increase was attributable to the higher costs of raw materials and to a lesser extent the increased shipments. Operating costs and expenses as a percentage of net sales decreased from 96.7% in 2003 to 83.4% in 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Operating income increased by $91.6 million, from $11.6 million in 2003 to $103.2 million in 2004.  This increase is primarily attributable to increased shipments and improved gross margins in 2004.   Operating income as a percentage of net sales increased from 3.3% in 2003 to 16.6% in 2004.

Flat Rolled. Net sales increased $259.6 million, or 56.0%, from $463.6 million in 2003 to $723.2 million in 2004.  This increase is primarily due to a 32.7% increase in the average sales price per ton and a 17.5% increase in shipments in 2004 compared to 2003.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills and a higher level of demand from the improved U.S. economy.

Operating costs and expenses increased $185.5 million, or 40.7%, from $455.9 million in 2003 to $641.4 million in 2004.  This increase was attributable to the higher cost of raw materials and to a lesser extent from increased shipments.  Operating costs and expenses as a percentage of net sales decreased from 98.3% in 2003 to 88.7% in 2004.  This percentage decrease was primarily due to higher average realized sales prices together with fixed costs being spread over a higher volume of net sales.

Operating income increased by $74.1 million, from $7.7 million in 2003 to $81.8 million in 2004.  This increase is primarily attributable to increased shipments and improved gross margins in 2004.   Operating income as a percentage of net sales increased from 1.7% in 2003 to 11.3% in 2004.

Building Products.  Net sales increased $17.8 million, or 10.8%, from $165.2 million in 2003 to $183.0 million in 2004.  The increase in net sales was principally due to increased demand for these products, and to a lesser extent price increases.

Operating costs and expenses increased $22.3 million, or 14.6%, from $152.8 million in 2003 to $175.1 million in 2004, primarily due to higher sales volume and $5.0 million of costs associated with the elimination of one layer of management and the closing of eleven redundant or unprofitable locations.  To a lesser extent, increased cost of raw materials and product realignment initiatives taken by new division management also contributed to the increase.  Operating costs and expenses as a percentage of net sales increased from 92.5% in 2003 to 95.7% in 2004.

Operating income decreased by $4.5 million, or 36.3%, from $12.4 million in 2003 to $7.9 million in 2004.  This decrease is due to primarily to $5.0 million of costs associated with the elimination of one layer of management and the closing of eleven redundant or unprofitable locations.  Operating income as a percentage of net sales decreased from 7.5% in 2003 to 4.3% in 2004.

Corporate and other. This category reflects certain administrative costs and expenses that we have not allocated to our industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $3.9 million, from $15.3 million in 2003 to $19.2 million in 2004.  This increase is primarily attributable to increased incentive compensation costs and professional fees associated with our Sarbanes-Oxley compliance initiatives, offset by lower costs for workers compensation insurance.

Segment Results — Year Ended December 31, 2003 Compared to 2002

Plates and Shapes.  Net sales decreased $11.3 million, or 3.1%, from $365.4 million in 2002 to $354.1 million in 2003.  Exclusive of the operations that were accounted for under SFAS 121 and sold during 2002 (see Note 15 of our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”), net sales increased $19.9 million primarily due to a 5.8% increase in volumes and, additionally, a 0.2% increase in average realized sales prices.

Operating costs and expenses decreased $20.1 million, or 5.5%, from $362.6 million in 2002 to $342.5 million in 2003.  Exclusive of the operations that were sold during 2002, operating costs and expenses increased $13.8 million.  This increase is primarily due to costs associated with increased volumes and increased employee benefit costs which were partially offset by a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” during 2002, discussed above.

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

Operating costs and expenses decreased $3.1 million, or 0.7%, from $459.0 million in 2002 to $455.9 million in 2003.  This decrease was attributable to lower shipments and a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above, during 2002, partially offset by increased employee benefit costs.  Operating costs and expenses as a percentage of net sales decreased slightly from 98.6% in 2002 to 98.3% in 2003, primarily due to a decline in shipments.

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

Operating costs and expenses increased $6.7 million, or 4.6%, from $146.1 million in 2002 to $152.8 million in 2003.  This increase was due to costs associated with increased volumes and increased marketing, insurance and employee benefit expenses partially offset by a decrease in depreciation expenses as a result of the application of “Fresh-Start Reporting” discussed above.  Operating costs and expenses as a percentage of net sales decreased from 93.6% in 2002 to 92.5% in 2003.

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

Results of Operations by Segment – 2002 Successor Company and Predecessor Company Results

The following table presents the full-year 2002 combined results (Predecessor Company and Successor Company) by segment, the results for the Successor Company from November 1, 2002 through December 31, 2002, and the results for the Predecessor Company from January 1, 2002 through October 31, 2002.

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

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our revolving credit facility and our cash flow from operations.  At December 31, 2004, our borrowing availability was $72.9 million and we had available cash of $12.6 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 45.2% at December 31, 2004, compared to 37.2% at December 31, 2003.  Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  We amended our revolving credit facility to increase the maximum allowed borrowings and to extend the maturity date to November 9, 2009.  See Financing Activities below.  At March 1, 2005, we had $265.8 million drawn and borrowing availability of $60.4 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices.  When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment.  For example, our working capital (current assets less current liabilities) increased from $303.4 million at December 31, 2003 to $565.0 million at December 31, 2004.  In addition, over the same period our accounts receivable increased by $48.5 million, inventory increased by $222.9 million and accounts payable increased by $15.1 million.  These increases are primarily attributable to the rise in metal prices during 2004, as our collection rate for receivables improved and turn rate for inventory decreased somewhat from our normal levels.  The increase in inventory quantities at year end was intentional as we expect metal prices to increase in 2005.  Conversely, when metal prices fall, our gross profit and working capital tend to decrease.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers.  In a rising price environment, we sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials  (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts.  As a result, when metal prices are rising, we tend to draw more on our revolving credit facility to cover the cash flow cycle from material purchase to cash collection.  This cash requirement for inventories is higher in periods when we are increasing inventory quantities as we did at the end of 2004. Accordingly, from December 31, 2003 to December 31, 2004, our long-term debt increased by $148.4 million.  We will begin to reduce inventory quantities when we believe metal prices are beginning to stabilize.  When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access our revolving credit facility as much to cover the cash flow cycle.  We believe our cash flow from operations, supplemented with the cash available under our revolving credit facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment.

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8 - “Financial Statements and Supplementary Data.”  During the year ended December 31, 2004, net cash used in operating activities was $128.6 million.  While we had operating income of $173.7 million in 2004, $275.4 million of cash was used to fund inventory and accounts receivable requirements in concert with rising steel prices during the year.  During the year ended December 31, 2003, net cash provided by operating activities was $26.9 million, which was primarily due to a continued contraction of our working capital requirements.

Net cash used by investing activities for the year ended December 31, 2004 was $16.0 million and consisted of the purchase of assets of $17.4 million, partially offset by the sales of assets of $1.4 million.  Net cash used by investing activities for the year ended December 31, 2003 was $11.8 million and consisted of the purchase of assets of $17.5 million, partially offset by the sales of assets of $5.7 million.

Net cash provided by financing activities was $145.8 million for year ended December 31, 2004 and consisted primarily of net borrowings on the revolving credit facility.  Net cash used in financing activities for the year ended December 31, 2003 was $10.0 million, consisting primarily of repayments of debt.

Financing Activities

On March 24, 2004, we amended our revolving credit facility to expand the size of the facility from $200.0 million to $250.0 million and to extend the maturity date to October 31, 2006.  On November 9, 2004, we again amended our revolving credit facility to expand the size of the facility from $250.0 million to $350.0 million.  This amendment also lowered our borrowing costs, increased our borrowing availability and extended the maturity date to November 9, 2009.  Our revolving credit facility is secured by all of our receivables, inventories, and intangible property.  Borrowings under that facility are subject to a borrowing base limitation, under which the maximum principal amount outstanding under that facility cannot exceed the sum of 60% of eligible inventory (up to a maximum of 175% of eligible accounts receivable) plus  85% of eligible accounts receivable.

Our revolving credit facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The November amendment lowered the LIBOR margins from a range between 2.00% and 3.00% to a range between 1.50% and 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, that amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of at least $100.0 million and maintain a fixed charge coverage ratio of at least 2.0 to 1.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 5.25% and 3.81% as of December 31, 2004.

Our revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The third amendment to the revolving credit facility allows for an increase in capital expenditures, from $25.0 million to $35.0 million.  Additionally, it increased the allowance for restricted payments from $10.0 million to $25.0 million and for the payment of up to $2.2 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $35.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of December 31, 2004 and March 1, 2005.

 From January 2002 until October 31, 2002, the Predecessor Company was party to a debtor-in-possession financing arrangement, or DIP financing, with Bank of America and PNC Bank, consisting of revolving loans, letters of credit and credit support.  This financing arrangement was used during the reorganization period.  On October 31, 2002, we entered into a revolving credit facility with a group of lenders, using the initial proceeds from that facility to retire the Predecessor Company’s debtor-in-possession financing.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2004.

Contractual Obligations

We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.  Our future contractual obligations include the following:

	For the Fiscal Years Ended December 31,
	Total	2005	2006	2007	2008	2009	Beyond
	(in millions)
Credit Facility	$253.0	$—	$—	$—	$—	$253.0	$—
Purchase Orders	260.0	260.0	—	—	—	—	—
Mortgage Note	6.7	0.3	0.4	6.0	—	—	—
Letters of credit supporting IRB	5.7	—	—	—	—	—	5.7
Other obligations	5.2	3.7	0.6	0.5	0.1	0.1	0.2
Operating lease obligations	89.5	14.5	13.2	11.6	10.1	9.2	30.9
Total	$620.1	$278.5	$14.2	$18.1	$10.2	$262.3	$36.8

We have varying amounts of open purchase orders that are subject to renegotiation/cancellation by either party as to quantity or price.  Generally, the amounts outstanding relate to delivery periods of up to twelve weeks from date of purchase order.

Payments of interest associated with our debt obligations have been omitted from the table above because they are predominantly based on varying market interest rates.  See Note 5 of our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, for detailed information about interest rates applicable to our debt obligations.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs - An amendment of ARB No. 43, Chapter 4”, which requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead, and that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a significant impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.”  This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to the financial statements, we do not record compensation expense for stock-based compensation.  Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value will be estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123, will be recognized as an addition to paid-in-capital.  This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The pro forma table in Note 8 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.  We do not believe that the adoption of SFAS 123(R) will have a significant impact on our financial statements.

Predecessor Company Chapter 11 Proceedings and Reorganization

The steel industry declined substantially during 2000 and 2001 as a result of downward pricing pressure from foreign imports and an economic recession experienced in the U.S.  These factors, combined with a high level of debt, caused the Predecessor Company to seek protection under U.S. bankruptcy laws on November 14, 2001, when it voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code, in U.S. Bankruptcy Court, Southern District of Texas and began operating as debtors-in-possession.  As debtors-in-possession, the Predecessor Company maintained possession of, and continued to operate, the properties and assets.  The Predecessor Company was authorized to manage the properties and operate the businesses in the ordinary course, but was not authorized to engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

The need to seek relief under the Bankruptcy Code was due primarily to (1) a reduction in cash flows resulting from an industry-wide recession caused by pricing pressure from foreign imports and decline in the manufacturing sector of the U.S. economy, (2) the inability to obtain additional liquidity from the then existing primary lending sources and (3) the high level of indebtedness related to acquisitions made prior to 2000.  During 2000, the U.S. steel industry began experiencing significant declines in prices for steel products resulting from an influx of foreign imports.  During 2001, the U.S economy in general and the manufacturing sector in particular moved into a recession that was further exacerbated by the terrorist attack of September 11, 2001.  Due to these deteriorating economic conditions, the Predecessor Company incurred significant operating losses through 2002.

In June 2002, the Predecessor Company reached an agreement with the official committee of unsecured creditors, or creditors committee, on the terms of the reorganization plan, subject to definitive documentation and obtaining the required approvals and exit financing.  The reorganization plan was filed with the bankruptcy court in August 2002.  The court held a hearing in September 2002 and determined that the disclosure statement contained adequate information to be used for distribution and the solicitation of vote from the impaired claim holders.  After receiving a majority of votes from the claim holders, both in number and amount, the reorganization plan was confirmed by the bankruptcy court on October 18, 2002 and we were permitted to consummate the transactions described in the reorganization plan and emerge from bankruptcy on October 31, 2002.

As part of the reorganization plan, the Predecessor Company divested 11 business units to raise proceeds to reduce indebtedness and improve liquidity.  These divestitures, along with previously announced divestitures, generated proceeds of approximately $90.1 million during 2002.

Under the terms of the reorganization plan, unsecured creditors received 20,000,000 shares of our new common stock to discharge and in exchange for all unsecured debt of the Predecessor Company.  The financial advisor to the creditors committee was issued 154,710 shares of new common stock in accordance with their engagement agreement as partial payment for their services.  All of the Predecessor Company’s previously outstanding common stock was extinguished, and holders of the extinguished common stock received Warrants to purchase an aggregate of 3,556,713 shares of our new common stock (then representing 15% of our then outstanding Common Stock on a fully diluted basis).  The Warrants have an exercise price of $18.50, an amount calculated at full recovery for all unsecured creditors based upon the total of unsecured claims, and expire on October 31, 2007.

We have the right to accelerate the date of expiration of the Warrants to any date between April 1, 2003 and October 31, 2007, if either (i) the quoted price of the Common Stock has been at least $27.75 on at least 20 of 30 successive trading days in a period ending not more than 15 days prior to the date notice of such acceleration is given, (ii) a merger or sale of substantially all of the Company’s assets has occurred or, (iii) less than 355,671 of the Warrants remain outstanding on the date the notice of acceleration is given.

Because all stock options that had been issued under the Predecessor Company’s then existing stock option plans were cancelled, the reorganization plan also established our 2002 Incentive Plan for employees, to be administered by our board of directors.  Up to 2,015,000 shares of common stock are reserved for issuance under our 2002 Incentive Plan.  As of March 1, 2005, a total of 1,254,777 of such shares have been issued.

Additionally, pursuant to the reorganization plan, as we emerged from bankruptcy, the Predecessor Company board of directors, as well as the chief executive officer and certain other executive officers of the Predecessor Company, resigned.  The Predecessor Company board of directors was replaced with new members appointed by the creditors committee, and the new board appointed two of its members, Daniel W. Dienst and Eugene I. Davis, to assume the duties of the president and chief executive officer until a replacement was selected.

In January 2003, Terry L. Freeman was promoted to Chief Financial Officer and John A. Hageman was promoted to Chief Administrative Officer, and, in February 2003, the board of directors appointed C. Lourenço Gonçalves as our President and Chief Executive Officer.  Mr. Gonçalves was also appointed to our board of directors.

We were required to adopt “Fresh-Start Reporting” as specified by the American Institute of Certified Public Accountant’s, or AICPA, Statement of Position 90-7, or SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.  “Fresh-Start Reporting” is required upon a substantive change in control and required that, on the date we emerged from bankruptcy, that we allocate our reorganization value to our assets and liabilities in relation to their fair values.  Accordingly, the carrying values of our assets and liabilities as of December 31, 2003 differ from the amounts shown for periods prior to November 1, 2002 of the Predecessor Company.  The principal differences relate to the exchange of shares of new common stock for pre-petition liabilities subject to compromise, issuance of warrants in exchange for the extinguished old common stock, adjustments to reflect the fresh-start impact on the carrying value of certain non-current assets and elimination of the retained deficit.

The Predecessor Company’s consolidated financial statements for periods and dates prior to emergence from bankruptcy were prepared in accordance with SOP 90-7.  SOP 90-7 required, among other things, that the Predecessor Company (1) identify and segregate transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business, (2) identify and segregate pre-petition liabilities subject to compromise from those that are not subject to compromise or are post-petition liabilities and (3) due to the change of control set forth in the Reorganization Plan, the Successor Company apply “Fresh-Start Reporting” rules upon emerging from bankruptcy.

Upon emerging from bankruptcy, we also entered into a revolving credit facility with a group of lenders.  Our revolving credit facility had an initial term of three years with an option to extend the agreement by two one-year terms.  We initially used borrowings under this facility to retire the Predecessor Company’s debtor-in-possession financing.  This revolving credit facility was amended November 9, 2004.  See “– Liquidity and Capital Resources – Financing Activities.”

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, primarily from changes in interest rates and the cost of metal we hold in inventory.  We continually monitor exposure to market risk and develop appropriate strategies to manage this risk.  With respect to our metal purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risks.  See “Liquidity and Capital Resources” in Item 7 for a discussion of market risk relative to steel prices.

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to our revolving credit facility.  The revolving credit facility was subject to variable interest rates as of December 31, 2004 and 2003.  Accordingly, we are subject to interest rate risks on the revolving credit facility.  Outstanding borrowings under the revolving credit facility were $253.0 million as of December 31, 2004.  Assuming a 1% change in the interest rate on the revolving credit facility, our annual interest expense would increase by $2.5 million.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements of our Company are set forth at pages F-1 through F-24 inclusive, found at the end of this report, as set forth in the index thereto included under Item 15. “Exhibits and Financial Statement Schedules,” and are incorporated herein by reference.

Selected unaudited quarterly financial information for the years ended December 31, 2004, and 2003 is as follows:

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
	(in millions, except per share amounts)

2004:
Net sales	$319.2	$383.6	$412.6	$394.4
Gross profit	93.9	119.3	117.5	99.0
Operating income (loss)	31.7	56.5	52.6	32.9
Net income (loss)	18.5	33.7	31.8	20.5
Income (loss) per share – basic	0.92	1.67	1.57	1.01
Income (loss) per share – diluted	0.91	1.63	1.53	0.99

2003:
Net sales	$226.3	$242.3	$245.1	$249.5
Gross profit	52.6	58.8	60.3	59.9
Operating income (loss)	1.5	5.0	5.9	4.0
Net income (loss)	(0.2)	2.3	2.8	2.6
Income (loss) per share – basic	(0.01)	0.11	0.14	0.13
Income (loss) per share – diluted	(0.01)	0.11	0.14	0.13

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed.  There have been no significant changes in our internal controls or other factors during the fourth quarter that could significantly affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2004, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

The Sarbanes-Oxley Act of 2002 imposed many requirements regarding corporate governance and financial reporting.  One requirement, under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report.  In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies.  We elected to utilize this 45 day extension; therefore, this Form 10-K does not include these reports.  These reports will be included in an amended Form 10-K.  During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls.  Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

Item 9B.  Other Information.

None.

PART  III

Information required under Part III (Items 10, 11, 12, 13 and 14) has been omitted from this report.  The Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year, a definitive proxy statement pursuant to Regulation 14A which involves the election of directors, which information in such proxy statement is incorporated herein by reference.  The Company’s Code of Conduct is attached as Exhibit 14.

PART  IV

Item 15. Exhibits and Financial Statement Schedules

(a)          (1) Financial Statements:

(2)  Financial Statement Schedules:

All schedules have been omitted since the required information is not significant or is included in the consolidated financial statements or notes thereto or is not applicable.

(b)          Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 43), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2005.

METALS USA, INC.

By:	/s/ C. Lourenço Gonçalves
C. Lourenço Gonçalves, Chief
Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2005.

	Signature	Title

	/s/ C. Lourenço Gonçalves	Chief Executive Officer, President and Director
C. Lourenço Gonçalves

/s/ Terry L. Freeman		Senior Vice President, and Chief Financial Officer
Terry L. Freeman

	DANIEL W. DIENST*	Chairman of the Board and Director

	EUGENE I. DAVIS*	Director

	JOHN T. DILACQUA, JR.*	Director

	JACK G. LECKIE*	Director

	GERALD E. MORRIS*	Director

	CHARLES P. SANIDA*	Director

	JAMES E. BOLIN*	Director

	SCOTT M. TEPPER*	Director

*By:	/s/ C. Lourenço Gonçalves	Director
C. Lourenço Gonçalves
Attorney-in-Fact

INDEX OF EXHIBITS

Exhibit Number	Description
2.1

Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Metals USA, Inc. and its Affiliate Debtors as included in the Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code thereto dated September 18, 2002, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-13123) filed with the Commission on September 19, 2002.

3.1

Amended and Restated Certificate of Incorporation of Metals USA, Inc. (the “Company”), incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.
3.3*	Charter of the Compensation, Benefits, and Governance Committee of the Board of Directors of Metals USA, Inc.
3.4*	Form of Charter of the Audit Committee of the Board of Directors of Metals USA, Inc.
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

4.3

Registration Rights Agreement, dated as of October 31, 2002, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

4.5(a)

Amendment to Registration Rights Agreement, dated as of April 3, 2003, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.5(a) to the Company’s registration statement on Form 8-A (File No. 1-13123), filed with the Commission on May 1, 2003.

10.1	The Company’s 2002 Long-Term Incentive Plan incorporated herein by reference to the Company’s Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.
10.2

Form of Loan and Security Agreement dated October 31, 2002 by and among Bank of America, N.A. as Agent, and Metals USA, Inc. and each of its subsidiaries, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 14, 2002.

10.2(a)

First Amendment to Loan and Security Agreement, effective as of October 31, 2002, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries incorporated herein by reference to the Company’s Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.

Exhibit Number	Description
10.2(b)

Second Amendment to Loan and Security Agreement, effective as of March 24, 2004, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries incorporated herein by reference to the Company’s Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 26, 2004.

10.2(c)

Third Amendment to Loan and Security Agreement, effective as of November 9, 2004, by and among Bank of America, N.A. as administrative agent and Metals USA, Inc. and each of its subsidiaries incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on November 10, 2004.

10.3

Employment Agreement, dated February 24, 2003, between the Company and Celso Lourenço Gonçalves incorporated herein by reference to the Company’s Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.

10.4

Order of the United States Bankruptcy Court for the Southern District of Texas, Houston Division Granting Debtors’ Expedited Motion for Approval of Key Employee Retention Plan, dated June 6, 2002 incorporated herein by reference to the Company’s Annual Report on Form 10-K (File No. 1-13123), filed with the Commission on March 28, 2003.

14*	Metals USA, Inc. Code of Conduct.
21	List of Subsidiaries of the Company, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q (File No. 1-13123), filed with the Commission on July 25, 2003.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer, dated March 9, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, dated March 9, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, Dated March 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Dated March 9, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

METALS USA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Metals USA, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Metals USA, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 (Successor Company balance sheets) and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003, the period from November 1, 2002 to December 31, 2002 (Successor Company operations), and the period from January 1, 2002 to October 31, 2002 (Predecessor Company operations).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on November 14, 2001, the Company filed petition for relief under Chapter 11 of the U.S. Bankruptcy Code from which it emerged on October 31, 2002.  Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1 to the consolidated financial statements.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from November 1, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2002 to October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2005

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	Successor Company
	December 31,
	2004	2003
Assets
Current assets:
Cash	$12.6	$11.4
Accounts receivable, net of allowance of $7.7 and $6.9, respectively	173.5	125.0
Inventories	462.9	240.0
Prepaid expenses and other	19.0	8.4
Total current assets	668.0	384.8
Property and equipment, net	36.1	17.6
Other assets, net	5.9	4.8
Total assets	$710.0	$407.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64.0	$48.9
Accrued liabilities	35.0	32.0
Current portion of long-term debt	4.0	0.5
Total current liabilities	103.0	81.4
Long-term debt, less current portion	266.6	118.2
Other long-term liabilities	12.2	7.0
Total liabilities	381.8	206.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,260,013 and 20,154,710 shares issued and outstanding, respectively	0.2	0.2
Additional paid-in capital	219.5	196.2
Deferred compensation	(0.2)	—
Retained earnings	108.7	4.2
Total stockholders’ equity	328.2	200.6
Total liabilities and stockholders’ equity	$710.0	$407.2

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002
Revenues:
Net sales	$1,509.8	$963.2	$128.7	$833.3
Cost of sales	1,080.1	731.6	98.7	639.0
	429.7	231.6	30.0	194.3
Operating costs and expenses:
Operating and delivery	144.4	127.7	18.3	110.1
Selling, general and administrative	109.6	87.0	12.6	79.5
Depreciation and amortization	2.0	0.5	—	7.3
Operating income (loss)	173.7	16.4	(0.9)	(2.6)
Other (income) expense:
Interest expense	8.4	5.7	1.3	15.8
Other (income) expense, net	(2.5)	(2.0)	0.1	(1.1)
Fresh-start adjustments	—	—	—	109.7
Gain on reorganization	—	—	—	(190.6)
Reorganization expenses	—	—	—	28.3
Income (loss) before income taxes and discontinued operations	167.8	12.7	(2.3)	35.3
Provision (benefit) for income taxes	63.3	5.1	—	(15.4)
Income (loss) before discontinued operations	104.5	7.6	(2.3)	50.7
Income (loss) from discontinued operations, net of taxes	—	(0.1)	(1.0)	0.6
Net income (loss)	$104.5	$7.5	$(3.3)	$51.3

Income (loss) per share — basic:
Continuing operations	$5.17	$0.38	$(0.11)	$1.39
Discontinued operations	—	(0.01)	(0.05)	0.02
Net income (loss) per share	$5.17	$0.37	$(0.16)	$1.41

Income (loss) per share — diluted:
Continuing operations	$5.05	$0.37	$(0.11)	$1.39
Discontinued operations	—	—	(0.05)	0.02
Net income (loss) per share	$5.05	$0.37	$(0.16)	$1.41

Number of common shares used in per share calculations:
Basic	20.2	20.2	20.2	36.5
Diluted	20.7	20.3	20.2	36.5

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Deficit)	Total
Predecessor Company:
BALANCE, January 1, 2002	$0.4	$247.7	$—	$(283.2)	$(35.1)
Net income from January 1, 2002 through October 31, 2002	—	—	—	51.3	51.3
Reorganization adjustments	(0.4)	(247.7)	—	231.9	(16.2)
BALANCE, October 31, 2002	—	—	—	—	—

Successor Company:
Stock issued in reorganization	0.2	192.1	—	—	192.3
Net loss from November 1, 2002 through December 31, 2002	—	—	—	(3.3)	(3.3)
BALANCE, December 31, 2002	0.2	192.1	—	(3.3)	189.0
Tax benefit realized from tax attribute carryforwards	—	4.1	—	—	4.1
Net income	—	—	—	7.5	7.5
BALANCE, December 31, 2003	0.2	196.2	—	4.2	200.6
Tax benefit realized from tax attribute carryforwards	—	21.2	—	—	21.2
Stock option exercises, grants and other adjustments	—	2.1	(0.2)	—	1.9
Net income	—	—	—	104.5	104.5
BALANCE, December 31, 2004	$0.2	$219.5	$(0.2)	$108.7	$328.2

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002
Cash flows from operating activities:
Net income (loss)	$104.5	$7.5	$(3.3)	$51.3
Adjustments for non-cash and non-operating items —
Gain on reorganization	—	—	—	(190.6)
Fresh start adjustments	—	—	—	109.7
Net (income) loss from discontinued operations	—	0.1	1.0	(0.6)
(Gain) loss on sale of property and equipment	(0.5)	(0.3)	0.2	(0.4)
Provision for bad debts	4.0	2.7	0.2	3.5
Depreciation and amortization	2.0	0.5	—	7.3
Deferred income taxes	(8.7)	—	—	—
Adjustment to Predecessor Company tax attribute valuation allowance	21.2	4.1	—	—
Changes in operating assets and liabilities, net —
Accounts receivable	(52.5)	(14.7)	15.9	(12.9)
Inventories	(222.9)	(13.5)	2.7	(25.7)
Prepaid expenses and other	1.5	18.7	4.2	(6.2)
Accounts payable and accrued liabilities	23.3	26.2	(11.3)	22.0
Income taxes payable	—	1.0	—	10.5
Other operating, net	(0.5)	(5.5)	(0.6)	0.8
Net cash provided by (used in) continuing operations	(128.6)	26.8	9.0	(31.3)
Net cash provided by discontinued operations	—	0.1	5.5	39.7
Net cash provided by (used in) operations	(128.6)	26.9	14.5	8.4
Cash flows from investing activities
Sale of assets	1.4	5.7	6.9	83.2
Purchase of assets	(17.4)	(17.5)	(0.5)	(3.0)
Net cash provided by (used in) investing activities	(16.0)	(11.8)	6.4	80.2
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	147.8	(7.4)	(33.0)	(132.6)
(Repayments) on long-term debt	(0.6)	(2.6)	(0.7)	(6.8)
Issuance of common stock	0.4	—	—	—
Deferred financing costs and other	(1.8)	—	—	(2.5)
Net cash provided by (used) in financing activities	145.8	(10.0)	(33.7)	(141.9)

Net increase (decrease) in cash	1.2	5.1	(12.8)	(53.3)
Cash, beginning of period	11.4	6.3	19.1	72.4
Cash, end of period	$12.6	$11.4	$6.3	$19.1

The accompanying notes are an integral part of these consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share amounts)

1.     Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Metals USA, Inc. and its wholly-owned subsidiaries are collectively referred to throughout these financial statements as “Metals USA”, the “Company”, “we”, “us” and “our.”  We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  We were organized as a Delaware corporation on July 3, 1996 and began operations on July 11, 1997.

Our operations are organized into three product group segments located entirely in the United States.  Approximately 88% of our revenue is derived from the metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of our revenue is derived from the Building Products Group, which principally manufactures and distributes aluminum products related to the residential and commercial construction and improvement industry.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers.  The Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction/fabrication, consumer durables and electrical equipment industries and machinery and equipment manufacturers.  The Building Products Group customers are distributors and contractors engaged in residential and commercial building products.

Basis of Presentation

The financial statements for the periods prior to November 1, 2002 are prepared in accordance with the AICPA’s Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code.  SOP 90-7 required us to, among other things, (1) identify transactions that were directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that were not subject to compromise or were post-petition liabilities and (3) apply “Fresh-Start Reporting” rules upon emergence from Bankruptcy.  See Note 14 for description of the Reorganization Plan and application of “Fresh-Start Reporting.”  Accordingly, our financial position, results of operations and cash flows for the period after we emerged from bankruptcy are not comparable to earlier periods.  For reporting purposes, the Predecessor Company refers to activities prior to November 1, 2002 and the Successor Company refers to activities subsequent to October 31, 2002.  With respect to periods relating to the Predecessor Company, the consolidated financial statements have been reclassified for the effects of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for Impairment or Disposal of Long-Lived Assets” which requires divestitures be excluded from results of operations for all periods presented (see Note 15).

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

Summary of Significant Accounting Policies

Principles of consolidation — Our consolidated financial statements include the accounts of Metals USA and its subsidiaries which are all wholly-owned.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Certain reclassifications have been made to prior years’ financial statements to be consistent with the current year’s presentation.

Concentration of credit risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable.  Concentrations of credit risk with respect to trade accounts are within several industries.  Generally, credit is extended once appropriate credit history and references have been obtained.  Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts.  Additionally, we periodically review the credit history of our customers and generally do not require collateral for the extension of credit.

Inventories — Inventories are stated at the lower of cost or market.  Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting.  Through December 31, 2002, certain of our subsidiaries used the last-in, first-out (“LIFO”) method of accounting for inventories.  We changed the method of accounting for inventories for these subsidiaries to conform to the methods used by similar businesses within our product groups effective January 1, 2003.  As of December 31, 2002, approximately 22.2% of the consolidated inventories were accounted for using the LIFO method of accounting.  The LIFO reserve attributable to these inventories has historically been insignificant (less than $0.1); accordingly, if the FIFO method had been used for all inventories prior to December 31, 2002, the net income (loss) would have been unchanged for all periods presented.

Property and equipment — Property and equipment is stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred.  Expenditures which extend the useful lives of existing equipment, are capitalized and depreciated.  Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.  During 2002, we wrote down the carrying value of our property and equipment by $111.6.  Of the amount written off, $108.6 was attributable to “Fresh-Start Reporting” rules under SOP 90-7.

Valuation and qualifying accounts — We provide reserves for accounts receivable, inventory, operational reorganizations and personnel and facility costs associated with dispositions.  The reserves for these activities for the years ended December 31, 2004 and 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 are summarized below:

Description	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$6.9	$4.0	$(3.2)	$7.7
Inventory valuation allowance	5.2	0.3	(0.2)	5.3
Year ended December 31, 2003:
Allowance for doubtful accounts	$7.3	$2.7	$(3.1)	$6.9
Inventory valuation allowance	5.8	3.5	(4.1)	5.2
Two Months ended December 31, 2002:
Allowance for doubtful accounts	$7.4	$0.2	$(0.3)	$7.3
Inventory valuation allowance	4.9	0.1	0.8	5.8

Ten Months ended October 31, 2002:
Allowance for doubtful accounts	$6.3	$3.5	$(2.4)	$7.4
Inventory valuation allowance	7.5	(1.0)	(1.6)	4.9
Reserve for personnel and facility cost associated with dispositions	9.6	(3.3)	(6.3)	—

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

Debt issuance costs — We defer certain expenses incurred in connection with our long-term debt and amortize these costs to interest expense over the term of the respective agreements.  Amortization for the years ended December 31, 2004 and 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002, totaled $0.7, $0.7, $0.1, and $1.6, respectively, and is included in interest expense on the consolidated statements of operations.  During 2004 and 2002, we incurred $1.1 and $2.1, respectively, in debt issuance costs associated with the Revolving Credit Facility.

Fair value of financial instruments — The carrying values of cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  The fair value of the long-term debt is estimated based on interest rates for the same or similar debt offered in the open market.  At December 31, 2004, the carrying value of our fixed rate long-term debt approximates its fair value based on interest rates for the same or similar debt offered in the open market and the carrying amount of the indebtedness attributable to the Credit Facility of $253.0 approximates its fair value.

Revenue recognition — We recognize revenues when products are shipped and our significant obligations have been satisfied.  Shipping and handling costs billed to our customers are accounted for as revenues.  Risk of loss for products shipped passes at the time of shipment.  Provisions are made currently for estimated returns.

Delivery expenses — Delivery expenses consist of distribution costs, including shipping and handling.  These expenses totaled $41.6, $36.9, $4.3 and $27.5 for the years ended December 31, 2004 and 2003, for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002, respectively.

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

Earnings (loss) per share — Earnings per Share — Basic excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  In 2004, there were 909,565 options outstanding, of which zero were antidilutive.  In 2003, there were 815,000 options outstanding, of which 206,000 were antidilutive and accordingly have been excluded from the calculations.

The number of shares used in the per share calculations consists of the following:

	(in millions of shares)
	Year Ended 2004	Year Ended 2003	Period From November 1, 2002 through December 31, 2002	Period From January 1, 2002 through October 31, 2002

Weighted average shares used in computing income (loss) per share — basic	20.2	20.2	20.2	36.5
Effect of dilutive securities:
Stock options and convertible securities	0.5	0.1	—	—
Weighted average shares used in computing income (loss) per share — diluted	20.7	20.3	20.2	36.5

New Accounting Pronouncements —  In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs - An amendment of ARB No. 43, Chapter 4”, which requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead, and that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a significant impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.” This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to the financial statements, we do not record compensation expense for stock-based compensation.  Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value will be estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123, will be recognized as an addition to paid-in-capital.  This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The pro forma table in Note 8 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.  We do not believe that the adoption of SFAS 123(R) will have a significant impact on our financial statements.

2.     Inventories

Inventories consist of the following:

	December 31,
	2004	2003

Raw materials —
Plates and Shapes	$208.7	$103.4
Flat Rolled	169.5	79.0
Building Products	21.0	15.0
Total raw materials	399.2	197.4
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	34.8	20.2
Building Products	28.9	22.4
Total work-in-process and finished goods	63.7	42.6
Total inventories	$462.9	$240.0

As previously stated, a few subsidiaries accounted for their inventories using the LIFO method.  We changed the method of accounting for inventories for these subsidiaries to conform to the methods used by similar businesses within our product groups effective January 1, 2003.  The replacement cost of such inventories as of December 31, 2002 approximated the historical cost of the inventory computed using the LIFO method of valuation.  The LIFO reserve attributable to these inventories has historically been insignificant (less than $0.1); accordingly, if the FIFO method had been used for all inventories prior to December 31, 2002, the net income (loss) would have been unchanged for all periods presented.

3.     Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2004	2003

Land	—	$1.1	$0.6
Building and improvements	5-40 years	10.2	5.2
Machinery and equipment	7-25 years	22.9	7.2
Automobiles and trucks	3-10 years	1.0	0.7
Construction in progress	—	3.1	4.3
Total property and equipment		38.3	18.0
Less — accumulated depreciation		(2.2)	(0.4)
Total property and equipment, net		$36.1	$17.6

At December 31, 2001, the Predecessor Company’s property and equipment was appraised and reduced in value by $87.3 due to the concerns of recovering the historical value through operations due to the bankruptcy filing.  Additionally, in connection with the fresh-start adjustments recorded as of October 31, 2002, (see Note 14), no value was assigned to our property and equipment.  These assets had a carrying value of $108.6 prior to the fresh-start adjustments.  The excess of tax basis over the carrying value for financial statement purposes accounts for a significant portion of the deferred tax assets described elsewhere in these financial statements.  We continue to use this property and equipment in conducting our regular operations.  Amounts shown in the accompanying table have been acquired subsequent to October 31, 2002.

Depreciation expense for the years ended December 31, 2004 and 2003, and for the period from January 1, 2002 through October 31, 2002 was $1.9, $0.4, and $7.3, respectively.

4.     Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003

Accrued salaries and employee benefits	$15.1	$10.2
Accrued taxes, other than income	4.7	4.1
Accrued insurance	4.2	11.1
Accrued audit and tax fees	2.1	1.1
Accrued income taxes payable	1.0	1.0
Accrued lease terminations	3.6	0.2
Other	4.3	4.3
Total accrued liabilities	$35.0	$32.0

5.     Debt

Debt consists of the following:

	December 31,
	2004	2003

Revolving Credit Facility	$253.0	$105.2
Industrial Revenue Bond	5.7	5.7
Mortgage Note	6.7	7.1
Other	5.2	0.7
Total debt	270.6	118.7
Less — current portion of debt	4.0	0.5
Total long-term portion of debt	$266.6	$118.2

Maturities on our debt as of December 31, 2004 were $4.0 in 2005, $1.0 in 2006, $6.5 in 2007, $0.1 in 2008, $253.1 in 2009 and $5.9 thereafter.

The weighted average interest rates under our Revolving Credit Facility for the years ended December 31, 2004 and 2003, the periods from November 1, 2002 through December 31, 2002 and January 1, 2002 through October 31, 2002, were 4.12%, 4.41%, 3.08%, and 6.18%, respectively.

Revolving Credit Facility

On October 31, 2002, we entered into our Revolving Credit Facility with a group of lenders (the “Revolving Credit Facility”).  On March 24, 2004, we executed the second amendment to our Revolving Credit Facility with Bank of America, as agent for the lenders, to expand the size of the facility from $200.0 to $250.0 and to extend the maturity date to October 31, 2006.  On November 9, 2004, we again amended our Revolving Credit Facility, to expand the size of the facility from $250.0 to $350.0.  Further, this third amendment lowered our borrowing costs, increased our borrowing availability and extended the maturity date to November 9, 2009.  The Revolving Credit Facility is secured by all of our receivables, inventories, and intangible property.  Our property and equipment described in Note 3 are not collateral for the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $350.0 in the aggregate. The agreement, as amended, limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.  As of February 16, 2005 and December 31, 2004, we had $66.2 and $72.9, respectively, available to borrow under the Revolving Credit Facility.

The Revolving Credit Facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  Prior to the third amendment the LIBOR margin loans ranged from 2.00% to 3.00%.  The third amendment lowered the LIBOR margins to a range from 1.50% to 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, the third amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of $100.0 and maintain a fixed charge coverage ratio of 2.0 to 1.  A commitment fee is payable on any unused portion of the Revolving Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 5.25% and 3.81% as of December 31, 2004.

The Revolving Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The third amendment to the Revolving Credit Facility allows for an increase in capital expenditures, from $25.0 to $35.0.  Additionally, it increased the allowance for restricted payments from $10.0 to $25.0 and for the payment of up to $2.2 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as our availability is $35.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of December 31, 2004.

Industrial Revenue Bond

The IRB is payable on May 1, 2016 in one lump sum payment.  The interest rate assessed on the IRB varies from month to month and was 1.96% at December 31, 2004.  The IRB is secured by real estate and equipment acquired with proceeds from the bond with no net book value at December 31, 2004.  The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit.  We were in compliance with all of the covenants as of December 31, 2004.

Mortgage Note

The mortgage note has a fixed interest rate of 6.88% per annum and matures on October 31, 2007.  The mortgage note places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth.  This mortgage note is secured by property and equipment with no net book value as of December 31, 2004.  We were in compliance with all of the covenants as of December 31, 2004.

6.              Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002

Federal —
Current	$54.2	$0.9	$—	$(15.0)
Deferred	1.3	4.1	—	—
	55.5	5.0	—	(15.0)
State —
Current	0.4	0.1	—	—
Deferred	7.4	—	—	—
	7.8	0.1	—	—
Total provision (benefit)	$63.3	$5.1	$—	$(15.0)

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002

Federal income tax at statutory rates	$58.8	$4.4	$(1.1)	$12.7
State taxes, net of federal income tax benefit	5.1	0.4	—	2.6
Nondeductible expenses:
Bankruptcy costs	—	—	—	8.1
Valuation allowance	(1.1)	—	1.1	(45.9)
Other	0.5	0.3	—	7.5
Total provision (benefit)	$63.3	$5.1	$—	$(15.0)

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2004	2003

Deferred tax assets —
Accounts receivable and inventories	$3.7	$5.3
Accrued liabilities	5.8	8.5
Tax attributes and carryforwards	18.0	22.5
Property and equipment	26.5	30.5
Other	2.1	—
Total deferred tax assets	56.1	66.8
Deferred tax liabilities —
Foreign DISC	(1.2)	(1.4)
Other	(0.2)	(0.9)
Total deferred tax liabilities	(1.4)	(2.3)
Valuation allowance	(42.2)	(64.5)
Deferred tax assets (liabilities), net	$12.5	$—

We have both federal and state net deferred tax assets of which $11.3 are included as a current asset within the amounts captioned “Prepaids expenses and other”, and $1.2 are included as a non-current asset within the amounts captioned “Other assets, net” on the December 31, 2004 Consolidated Balance Sheet.

As of December 31, 2004, we have net operating loss (“NOL”) carryforwards for U.S. federal income taxes of approximately $30.5 which expire in 2023.  Such NOLs are subject to limitations of Internal Revenue Code Section 382.  The carryovers are based on tax returns as currently filed.  Our tax returns are subject to periodic audit by the various jurisdictions in which we operate.  These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs which are available to offset future taxable income.

Valuation allowances of $67.5 were recorded as a part of the fresh-start adjustments.  Valuation allowances have been established for uncertainties in realizing the benefit of certain tax loss carryforwards and other deferred tax assets.  In assessing the realizability of carryforwards and other deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance is adjusted in the periods that we determine it is more likely than not that deferred tax assets will or will not be realized.  As we realize the benefit of these tax assets, the resulting credit is reflected as an increase in paid-in-capital.  During 2004, we adjusted the valuation allowance by $22.3, which represents the recognition of tax benefits realized through 2004, along with Predecessor Company tax benefits expected to be realized in future periods.

7.              Stockholders’ Equity (Deficit)

Common Stock

Under the terms of the Reorganization Plan, described in Note 14, the unsecured creditors received 20,000,000 shares of Common Stock in the reorganized Company to discharge and in exchange for all unsecured debt.  The financial advisor to holders of general unsecured claims was issued 154,710 shares of Common Stock.  Authorized shares of Common Stock were 200,000,000 at December 31, 2004.

Holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company.  Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

Warrants

Under the terms of the Reorganization Plan, our Old Common Stock was extinguished.  Holders of our Old Common Stock received in exchange five-year Warrants to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of our outstanding Common Stock).  The Warrants were issued during 2003, have an exercise price of $18.50 per share and expire on October 31, 2007.

We have the right to accelerate the date of expiration of the Warrants to any date between April 1, 2003 and October 31, 2007, if either (i) the quoted price of the Common Stock has been at least $27.75 on at least 20 of 30 successive trading days in a period ending not more than 15 days prior to the date notice of such acceleration is given, (ii) a merger or sale of substantially all of the Company’s assets has occurred or, (iii) less than 355,671 of the Warrants remain outstanding on the date the notice of acceleration is given.

8.              Stock Based Compensation

The Reorganization Plan established the 2002 Long Term Stock Incentive Plan (the “2002 Incentive Plan”) for employees to be administered by the Board of Directors of our newly reorganized Company and up to 2,015,000 shares of Common Stock were reserved for issuance under the Plan.  Options granted under the Plan are issued at exercise prices which are equal to or above the closing price on the date of the grant.  One-third of the options granted under the Plan vest on each of the first three anniversary dates following the date granted, and have a term of five years.  Under the provisions of the 2002 Incentive Plan, the Compensation Committee of the Board of Directors (the “Committee”) is authorized to award shares of common stock whereby physical delivery of such shares occurs upon vesting (“stock grants”).  We recognize compensation expense for stock grants using the straight-line method.  During 2004, 57,600 (having a weighted average fair value of $9.90) stock grants were awarded, of which 23,200 shares were issued during 2004, 17,200 were issued on February 1, 2005, and 17,200 shares are expected to be issued on February 1, 2006.  Further, on January 28, 2005, the Committee awarded 28,237 (having a weighted average fair value of $17.22) shares of stock grants, all of which vest on January 28, 2008, and awarded 180,272 options to acquire common stock at an exercise price of $17.22 per share.  These stock options have the same terms and conditions as the previous awards.

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares

Balance, December 31, 2002				—
Granted to directors	$0.89	$3.08	$3.08	187,500
Granted to employees	$0.96	$4.75 – $14.25	$6.95	652,500
Exercised				—
Canceled or expired	$1.24	$4.75	$4.75	(25,000)
Balance, December 31, 2003				815,000
Granted to directors	$4.84	$10.71 – $17.36	$14.03	170,000
Granted to employees	$3.78	$10.71	$10.71	24,000
Exercised	$1.28	$4.75	$4.80	(82,103)
Canceled or expired	$1.83	$4.75 – $10.71	$5.63	(20,332)
Balance, December 31, 2004				906,565

Exercisable as of:
December 31, 2004			$6.02	306,239
December 31, 2003			$3.08	62,500
December 31, 2002			—	—

Weighted average remaining contractual life:	Years

December 31, 2004	3.4
December 31, 2003	4.2
December 31, 2002	—

The fair value of these option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	40.0%
Risk free interest rate	2.4% - 3.2%
Expected life of options	4.0

We account for our stock option plan under APB Opinion No. 25 under which no compensation cost has been recognized.  Had compensation cost for these plans been accounted for consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” our net income and net income per share would have decreased to the following pro forma amounts:

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net income, as reported	$104.5	$7.5
Deduct:
Total stock-based employee compensation: Expense determined under fair value based method, net of tax	(0.2)	(0.2)
Pro forma net income	$104.3	$7.3
Net income per share, Basic:
As reported	$5.17	$0.37
Pro forma	$5.16	$0.36
Net income per share, Diluted:
As reported	$5.05	$0.37
Pro forma	$5.04	$0.36

9.              Segment and Related Information

We are organized into three product group segments.  Each segment is described as follows:

•                  Plates and Shapes consists of 21 facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing.  This segment provides processing services such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length, blast and paint, and tee-splitting.

•                  Flat Rolled consists of 12 facilities that maintain an inventory of cold rolled, coated, and hot rolled steel products and various nonferrous flat rolled products including aluminum, stainless steel, copper and brass.  This segment provides processing services such as slitting, precision blanking, leveling, cut-to-length, punching, bending and shearing.

•                  Building Products consists of 18 operating locations and 26 sales and distribution centers that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.  During 2004, 9 locations were closed and 2 locations were merged into a new location.  We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of our other facilities, and through the use of common carrier for product delivery.

The following table summarizes financial information regarding these segments:

	Plates and Shapes	Flat Rolled	Building Products	Corp, Elims And Other	Total

Successor Company:
Year ended December 31, 2004
Net sales	$621.0	$723.2	$183.0	$(17.4)	$1,509.8
Operating income (loss)	103.2	81.8	7.9	(19.2)	173.7
Total assets	274.4	211.3	79.2	145.1	710.0
Capital expenditures	10.3	2.3	2.2	2.6	17.4
Depreciation and amortization	0.9	0.3	0.4	0.4	2.0
Year ended December 31, 2003
Net sales	$354.1	$463.6	$165.2	$(19.7)	$963.2
Operating income (loss)	11.6	7.7	12.4	(15.3)	16.4
Total assets	143.6	107.7	62.1	93.8	407.2
Capital expenditures	11.0	3.1	2.4	1.0	17.5
Depreciation and amortization	0.2	0.1	0.2	—	0.5
Period from November 1, 2002 through December 31, 2002:
Net sales	$49.1	$61.5	$21.2	$(3.1)	$128.7
Operating income (loss)	1.3	1.2	(0.6)	(2.8)	(0.9)
Total assets	96.3	135.6	61.4	85.3	378.6
Capital expenditures	0.2	0.1	0.2	0.0	0.5
Depreciation and amortization	—	—	—	—	—

Predecessor Company:
Period from January 1, 2002 through October 31, 2002:
Net sales	$316.3	$404.1	$134.9	$(22.0)	$833.3
Operating income (loss)	1.5	5.4	10.6	(20.1)	(2.6)
Total assets	98.9	137.8	73.8	110.8	421.3
Capital expenditures	0.6	1.2	0.9	0.3	3.0
Depreciation and amortization	2.2	2.2	2.0	0.9	7.3

We evaluate segment performance on the basis of operating income.  The amounts shown as an operating loss under the column heading “Corp, Elims and Other” consist primarily of general and administrative costs that are not allocated to the segments.

The reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is shown within the Consolidated Statements of Operations and therefore is not separately presented.

Our areas of operations are solely in the U.S.  No geographic area is significant to the consolidated operations.  We have a broad customer base within the U.S. with no single customer being significant to consolidated operations.

10.       Employee Benefit Plans

The Metals USA, Inc. 401(k) Plan (the “Plan”) was established on June 1, 1998.  Effective January 1, 2004, participants are eligible to join the Plan on hire date.  Employee contributions are limited to the Internal Revenue Service established annual dollar limits.  Prior to January 1, 2004, participants were eligible to join the Plan after completing six full calendar months of service and contributions were limited to 15% of eligible compensation.

Effective December 31, 2003, active employees are 100% vested in both prior and future Company matching contributions and earnings.  Employees hired after December 31, 2003 become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service.  On January 1, 2004, the Company match was reinstated after being suspended on October 1, 2001.  We match 100% of the first 2% of each employee’s contributions.

The Metals USA, Inc. Union 401(k) Plan was established on October 1, 1998 to provide a standard defined contribution savings plan for all employees covered under the terms of a collective bargaining agreement (the “Union Plan”).  The employer is not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement.  The Union Plan allows the employee to contribute up to 25% of their eligible compensation.  The Company match for the Union Plan is 1/2% up to the first 6% of an employee’s contribution.  In 2004, Company matching contributions were $1.7 for both plans.

11.       Commitments and Contingencies

Operating Lease Agreements

Our minimum lease obligations for continuing operations under certain long-term non-cancelable operating lease agreements for office space, warehouse space and equipment are as follows: 2005 — $14.5; 2006 — $13.2; 2007 — $11.6; 2008 —  $10.1; 2009 — $9.2 thereafter — $30.9.  We recorded approximately $17.0, $10.9, $1.8, and $9.7 in rent expense in continuing operations for the years ended December 31, 2004 and 2003, for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002, respectively.  Certain of these leases are with previously affiliated individuals and companies.

Letters of Credit

We have entered into a letter of credit in the amount of $5.7 in conjunction with the IRB (see Note 5) and other letters of credit aggregating $18.5 as of December 31, 2004.  Other letters of credit consist primarily of collateral support for our property and casualty insurance program.  All letters of credit reduce the amount available to borrow under the Revolving Credit Facility.

Contingencies

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

12.       Supplemental Cash Flow Information

	Successor Company			Predecessor Company
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002

Cash paid for interest expense	$7.2	$5.4	$0.6	$13.6
Cash paid (refunded) for income taxes	54.5	(19.3)	(0.1)	(25.5)
Non-cash acquisitions of property and equipment	4.8	—	—	—

13.       Related Party Transactions

Transactions with our directors, executive officers, principal shareholders or affiliates must be at terms that are no less favorable to us than those available from third parties and must be approved in advance by a majority of disinterested members of the Board of Directors.  During the years ended December 31, 2004 and 2003, and the period from November 1, 2002 through December 31, 2002, the Board of Directors received fees of $0.6, $0.7, and $0.2, respectively.  A subsidiary of ours sells scrap to Metal Management, Inc., a company where we shared three common directors in 2004.  One of these directors, Mr. Daniel Dienst, serves as our Chairman of the Board of Directors, and serves as Chairman of the Board of Directors and Chief Executive Officer of Metal Management Inc.  Sales of scrap to Metal Management Inc. for the years ended December 31, 2004 and 2003, the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 were $2.0, $0.9, $0.2, and $0.5, respectively, and were transacted at prevailing market rates.

14.       Reorganization and Fresh-Start Reporting

The steel industry declined substantially during 2000 and 2001 as a result of pricing pressure from foreign imports and an economic recession experienced in the United States (“U.S.”).  These factors, combined with the Predecessor Company’s high level of debt, caused the Predecessor Company to seek protection under U.S. bankruptcy laws.  On November 14, 2001, the Predecessor Company and all of its subsidiaries voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11 Filing”), in the U.S. Bankruptcy Court, Southern District of Texas.  On October 31, 2002 (the “Effective Date”), our Reorganization Plan became effective and we emerged from bankruptcy court protection.

Fresh-start adjustments and gain on reorganization — During 2002, we recorded fresh-start adjustments primarily related to the reduction of the carrying value of our non-current assets of $109.7 and a gain on reorganization associated with the emergence from bankruptcy of $190.6.

Reorganization expenses — Reorganization expenses include all costs and expenses directly attributable to the Chapter 11 Filing.  For the period from January 1, 2002 through October 31, 2002 these expenses consisted of the following:

Professional fees	$18.8
Employee retention expenses and obligations associated with employment agreements	8.1
Write-off of debt issuance costs	1.4
Total reorganization expenses	$28.3

Under the terms of the Reorganization Plan, the unsecured creditors received, upon resolution of all disputed creditor claims and completion of distributions, 20,000,000 shares of new common stock, par value $.01 per share, (“Common Stock”) in the reorganized Company to discharge and in exchange for an estimated $367.3 of unsecured debt, and the financial advisor to Creditors Committee was issued 154,710 shares of Common Stock. Subsequent to October 31, 2002, we settled certain disputed claims which increased the original estimate by $3.4 to $370.7.  The Predecessor Company’s existing common stock, par value $.01 per share, outstanding prior to the Effective Date (the “Old Common Stock”) was extinguished.  Upon completion of distributions under the Reorganization Plan, holders of the Old Common Stock received in exchange five-year warrants (the “Warrants”) to purchase an aggregate of 3,556,713 shares of the Common Stock (representing 15% of the outstanding Common Stock).  The Warrants have an exercise price of $18.50 which was calculated at full recovery for all unsecured creditors.  The warrant exercise price was determined six months after the Effective Date based upon our estimate of total general unsecured claims. Instructions regarding the exchange of the Warrants were delivered to the exchange agent on May 9, 2003. The Warrants expire on October 31, 2007.

We were required to adopt “Fresh-Start Reporting” as specified by SOP 90-7.  “Fresh-Start Reporting” is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values as of the Effective Date.  The reorganization value of $305.0 was based on accepted valuation techniques, including using a five-year discounted cash flow analysis and analysis of comparable publicly traded companies.  The equity value of $192.3 was equal to the reorganization value less debt (net of assets held for sale and other credits).

15. Operations Held for Sale

During 2001, the Predecessor Company decided to sell certain assets from its Plates and Shapes business unit.  Because the sale of these operations was initiated prior to the Predecessor Company’s adoption of SFAS 144 on January 1, 2002, the accounting for the disposal of these assets was governed by the provisions of SFAS 121, which required that the operating results of operations held for sale be reported as continuing operations on the statement of operations.

Operating results included in the consolidated statements of operations regarding the businesses classified as operations held for sale under SFAS 121 are as follows:

	Successor Company	Predecessor Company
	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002

Statement of Operations Data:
Net sales	$—	$31.2
Operating loss	(0.1)	(2.6)

On April 5, 2002, the Predecessor Company announced planned divestitures of 11 additional business units that resulted in a significant downsizing.  These divestitures were a part of the Reorganization Plan.  The accounting for disposal of these operations was governed by the provisions of SFAS 144.  This pronouncement requires that the operational results of the operations held for sale be recorded as discontinued operations on the statement of operations.  Operational information included in the consolidated statements of operations with respect to the businesses classified as discontinued operations under SFAS 144 are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2003	Period from November 1, 2002 through December 31, 2002	Period from January 1, 2002 through October 31, 2002

Statement of Operations Data:
Net sales	$3.4	$6.2	$192.2
Cost of sales	2.8	4.9	149.8
Gross profit	0.6	1.3	42.4
Operating expenses	0.7	2.3	41.4
Operating income (loss)	(0.1)	(1.0)	1.0
Provision for taxes	—	—	0.4
Net loss	$(0.1)	$(1.0)	$0.6

There are no assets held for sale at December 31, 2004 and at December 31, 2003.  Total proceeds received from the sale of both assets held for sale under SFAS 144 and SFAS 121 during the year ended December 31, 2003, for the periods from November 1, 2002 through December 31, 2002 and from January 1, 2002 through October 31, 2002 were $5.4, $6.9 and $83.2, respectively.

During the first quarter of 2003, the remaining unsold operating unit, which had been included in assets held for sale since April 2002 and for which the we had no interested purchasers, was returned to held for use status and the results of operations were reclassified and included in results of continuing operations for all periods presented.