Form 10-Q
period 2005-03-31
METALS USA INC
filed 2005-04-29
CIK 1038363

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒   No   ☐

Number of shares of common stock outstanding at April 28, 2005: 20,282,790

METALS USA, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for risk factors that may affect future performance.  Many of these factors will be important in determining our actual future results.  Consequently, no forward-looking statement can be guaranteed.  Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement.  Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as otherwise required by applicable law.

METALS USA, INC. AND SUBSIDIARIES

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$14.3	$12.6
Accounts receivable, net of allowance of $8.6 and $7.7, respectively	201.8	173.5
Inventories	457.6	462.9
Prepaid expenses and other	18.4	19.0
Total current assets	692.1	668.0
Property and equipment, net	38.1	36.1
Other assets, net	5.8	5.9
Total assets	$736.0	$710.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69.4	$64.0
Accrued liabilities	29.0	35.0
Current portion of long-term debt	4.0	4.0
Total current liabilities	102.4	103.0
Long-term debt, less current portion	274.4	266.6
Other long-term liabilities	12.6	12.2
Total liabilities	389.4	381.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,282,790 shares issued and outstanding at March 31, 2005 and 20,260,013 shares issued and outstanding at December 31, 2004	0.2	0.2
Additional paid-in capital	221.0	219.5
Deferred compensation	(0.6)	(0.2)
Retained earnings	126.0	108.7
Total stockholders’ equity	346.6	328.2
Total liabilities and stockholders’ equity	$736.0	$710.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net sales	$427.6	$319.2
Cost of sales	333.8	225.3
	93.8	93.9
Operating costs and expenses:
Operating and delivery	37.8	37.0
Selling, general and administrative	24.3	24.9
Depreciation and amortization	0.7	0.3
Operating income	31.0	31.7
Other (income) expense:
Interest expense	3.2	1.7
Other (income) expense, net	(0.2)	(0.4)
Net income before income taxes	28.0	30.4
Provision for income taxes	10.7	11.9
Net income	$17.3	$18.5

Net income per share – basic:	$0.85	$0.92

Net income per share – diluted:	$0.83	$0.91

Number of common shares used in the per share calculations:
Basic	20.3	20.2
Diluted	20.9	20.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$17.3	$18.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	0.9	1.5
Adjustment to Predecessor Company tax attribute valuation allowance	0.9	1.0
Depreciation and amortization	0.8	0.3
Changes in operating assets and liabilities:
Accounts receivable	(29.2)	(47.2)
Inventories	5.3	(29.9)
Prepaid expenses and other	0.5	1.0
Accounts payable and accrued liabilities	(0.2)	13.3
Other operating	0.4	0.1
Net cash used in operations	(3.3)	(41.4)
Cash flows from investing activities:
Sale of assets	—	0.1
Purchases of assets	(2.8)	(4.8)
Net cash used in investing activities	(2.8)	(4.7)
Cash flows from financing activities:
Net borrowings on credit facility	8.0	48.3
Repayments on long-term debt	(0.2)	(0.1)
Deferred financing costs	(0.1)	(0.8)
Issuance of common stock	0.1	0.2
Net cash provided by financing activities	7.8	47.6

Net increase in cash	1.7	1.5
Cash, beginning of period	12.6	11.4
Cash, end of period	$14.3	$12.9

Supplemental Cash Flow Information:
Cash paid for interest	$2.1	$1.4
Cash paid for income taxes	$10.3	$1.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share amounts)

1.              Organization and Basis of Presentation

Organization

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components.  Approximately 88% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of our revenues is derived from our Building Products Group that manufactures and distributes products primarily related to the residential construction and improvement industry.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  Our Building Products Group customers are distributors and contractors engaged in residential building projects.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.”  This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to the financial statements, we do not record compensation expense for stock-based compensation.  Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value will be estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123, will be recognized as an addition to paid-in-capital.  Under SFAS 123(R), registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R) to allow implementation at the beginning of the first annual reporting period that begins after June 15, 2005.  The pro forma table in Note 7 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.  We do not believe that the adoption of SFAS 123(R) will have a significant impact on our financial statements.

2.              Earnings Per Share

Earnings per Share — Basic excludes dilution and is determined by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue Common Stock were exercised or converted into Common Stock.  There were outstanding options to purchase 1,081,270 and 901,500 shares of Common Stock as of March 31, 2005 and 2004, respectively.  There were no anti-dilutive options outstanding during the periods presented.  For the three months ended March 31, 2004, the warrants were considered to be anti-dilutive and were omitted from the calculations.

	Three Months Ended March 31,
	2005	2004
	(in millions of shares)

Weighted average shares used in computing Income per share – basic	20.3	20.2
Effect of dilutive securities:
Stock options and warrants	0.6	0.2
Weighted average shares used in computing income per share – diluted	20.9	20.4

3.              Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials —
Plates and Shapes	$204.7	$208.7
Flat Rolled	158.7	169.5
Building Products	33.2	21.0
Total raw materials	396.6	399.2
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	31.5	34.8
Building Products	29.5	28.9
Total work-in-process and finished goods	61.0	63.7
Total inventories	$457.6	$462.9

4.              Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004

Accrued salaries and employee benefits	$10.9	$15.1
Accrued taxes, other than income	3.9	4.7
Accrued insurance	3.7	4.2
Accrued audit and tax fees	1.3	2.1
Accrued income taxes payable	0.6	1.0
Accrued lease terminations	2.0	3.6
Accrued interest	1.7	0.8
Other	4.9	3.5
Total accrued liabilities	$29.0	$35.0

5.              Debt

Debt consists of the following:

	March 31, 2005	December 31, 2004
Borrowings under credit facility	$261.0	$253.0
Industrial Revenue Bond	5.7	5.7
Mortgage Note	6.7	6.7
Other	5.0	5.2
Total debt	278.4	270.6
Less — current portion of debt	4.0	4.0
Total long-term portion of debt	$274.4	$266.6

The weighted average interest rates under our credit facility for the three months ended March 31, 2005 and 2004 were 4.33% and 4.13%, respectively.

Revolving Credit Facility

The Revolving Credit Facility is secured by all of our receivables, inventories, and intangible property.  Our property and equipment are not collateral for the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $350.0 in the aggregate. The agreement, as amended, limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.  As of March 31, 2005, our borrowing availability under the revolving credit facility as amended, was $65.6.

The Revolving Credit Facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The third amendment lowered the LIBOR margins to a range from 1.50% to 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, the third amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of $100.0 and maintain a fixed charge coverage ratio of 2.0 to 1.  A commitment fee is payable on any unused portion of the Revolving Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 5.75% and 3.10% as of March 31, 2005.

The Revolving Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  Capital expenditures and restricted payments are limited to $35.0 and $25.0, respectively.  Cash dividends are permitted up to $2.2 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as our availability is $35.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of March 31, 2005.

6.              Commitments and Contingencies

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

7.              Stockholders’ Equity

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

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares

Balance, December 31, 2004				906,565
Granted to directors	—	—	—	—
Granted to employees	$8.47	$17.22	$17.22	180,272
Exercised	$3.30	$4.75 — $10.71	$9.57	(5,567)
Canceled or expired	—	—	—	—
Balance, March 31, 2005				1,081,270

Exercisable as of:
March 31, 2005			$6.91	407,671

				Years
Weighted average remaining contractual life:
March 31, 2005				3.5

The 2005 stock options have the same terms and conditions as the previous awards.  The fair value of the 2005 option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	60.0%
Risk free interest rate	3.7%
Expected life of options	4.0

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$17.3	$18.5
Deduct: Total stock-based employee compensation:
Expense determined under fair value based method	(0.1)	(0.1)
Pro forma net income	$17.2	$18.4
Net income per share, Basic:
As reported	$0.85	$0.92
Pro forma	$0.85	$0.91
Net income per share, Diluted:
As reported	$0.83	$0.91
Pro forma	$0.82	$0.90

8.              Segment and Related Information

The following table shows summarized financial information concerning our reportable segments.  The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	As of and for the three months ended March 31,
	Plates and Shapes	Flat Rolled	Building Products	Corporate and Other	Total
2005 :
Net sales	$176.7	$212.4	$44.4	$(5.9)	$427.6
Operating income (loss)	19.5	13.4	2.9	(4.8)	31.0
Total assets	273.4	199.8	95.5	167.3	736.0
Capital expenditures	0.9	0.5	1.2	0.2	2.8
Depreciation and amortization (1)	0.4	0.1	0.1	0.2	0.8

2004 :
Net sales	$135.1	$151.4	$36.4	$(3.7)	$319.2
Operating income (loss)	20.7	14.3	0.9	(4.2)	31.7
Total assets	178.6	107.3	68.5	133.9	488.3
Capital expenditures	3.8	0.4	0.4	0.2	4.8
Depreciation and amortization	0.1	0.1	0.1	—	0.3

(1)      Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements.  Readers should refer to “Factors Which May Affect Future Operating Results” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for risk factors that may affect future performance.

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components.  Approximately 88% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Flat Rolled and Plates and Shapes.  The remaining portion of our revenues are derived from our Building Products Group that manufactures and distributes products primarily related to the residential construction and improvement industry.  We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet specifications provided by end-use customers.  Our Flat Rolled Group and Plates and Shapes Group customers are in businesses such as the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment industries, and machinery and equipment manufacturers.  Our Building Products Group customers are distributors and contractors engaged in residential building projects.

Critical Accounting Policies

We have identified the following critical accounting policies based upon the significance of the policy to, and the potential impact of estimates and subjective assessments on, our overall financial statement presentation.  We have concluded our critical accounting policies are as follows:

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements.  Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.  Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available.  Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. At March 31, 2005 and December 31, 2004, the allowance for doubtful accounts was $8.6 million and $7.7 million, respectively.  The rate of future credit losses may not be similar to past experience.

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements each quarterly reporting period.  Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available.  Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements.  At March 31, 2005 and December 31, 2004, the inventory valuation allowance was $5.5 million and $5.3 million, respectively.  The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations - Three Months Ended March 31, 2005 Compared to March 31, 2004

The following unaudited consolidated financial information reflects our historical financial statements.

	Three Months Ended March 31,
	2005	%	2004	%
	(In millions, except percentages)
Net sales	$427.6	100.0%	$319.2	100.0%
Cost of sales	333.8	78.1%	225.3	70.6%
	93.8	21.9%	93.9	29.4%
Operating and delivery	37.8	8.8%	37.0	11.6%
Selling, general and administrative	24.3	5.7%	24.9	7.8%
Depreciation and amortization	0.7	0.2%	0.3	0.1%
Operating income	31.0	7.2%	31.7	9.9%
Interest expense	3.2	0.7%	1.7	0.5%
Other (income) expense, net	(0.2)	0.0%	(0.4)	(0.1)%

Income before income taxes	$28.0	6.5%	$30.4	9.5%

Net sales.  Net sales increased $108.4 million, or 34.0%, from $319.2 million for the three months ended March 31, 2004 to $427.6 million for the three months ended March 31, 2005.  The increase in sales was primarily attributable to a 51.5% increase in higher average realized prices partially offset by a 10.5% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.

Cost of sales.  Cost of sales increased $108.5 million, or 48.2%, from $225.3 million for the three months ended March 31, 2004, to $333.8 million for the three months ended March 31, 2005.  The increase in cost of sales was primarily attributable to a 68.3% increase in higher average realized prices partially offset by a 10.5% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of sales increased from 70.6% in 2004 to 78.1% in the same period in 2005.  This percentage increase was due to higher cost of material.

Operating and delivery.  Operating and delivery expenses increased $0.8 million, or 2.2%, from $37.0 million for the three months ended March 31, 2004 to $37.8 million for the three months ended March 31, 2005.  Higher freight costs due to rising fuel prices accounted for over one half of the increase.  As a percentage of net sales, operating and delivery expenses decreased from 11.6% for the three months ended March 31, 2004 to 8.8% for the three months ended March 31, 2005.  This percentage decrease was primarily due to higher average realized sales prices in the Flat Rolled and Plates and Shapes Product Groups.

Selling, general and administrative.  Selling, general and administrative expenses decreased $0.6 million, or 2.4%, from $24.9 million for the three months ended March 31, 2004 to $24.3 million for the three months ended March 31, 2005.  Lower incentive compensation due to lower margins in 2005 accounted for a significant portion of the decline.  As a percentage of net sales, selling, general and administrative expenses decreased from 7.8% for the three months ended March 31, 2004 to 5.7% for the three months ended March 31, 2005.  This percentage decrease was primarily due to higher average realized sales prices in the Flat Rolled and Plates and Shapes Product Groups.

Depreciation and amortization.  Depreciation and amortization increased from $0.3 for the three months ended March 31, 2004 to $0.7 million for the three months ended March 31, 2005.

Operating income.  Operating income decreased $0.7 million, or 2.2%, from $31.7 million for the three months ended March 31, 2004 to $31.0 million for the three months ended March 31, 2005.  As a percentage of net sales, operating income decreased from 9.9% for the three months ended March 31, 2004 to 7.2% for the three months ended March 31, 2005.  This decrease is due to the reduced margins as a result of the increase in the cost of raw materials in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $1.5 million, or 88.2%, from $1.7 for the three months ended March 31, 2004 to $3.2 million for the three months ended March 31, 2005.  This increase is due primarily as a result of increased borrowings, and to a lesser extent,  higher interest rates on our revolving credit facility.

Other (income) expense, net.  Other income decreased $0.2 million, from $0.4 million for the three months ended March 31, 2004 to $0.2 million for the three months ended March 31, 2005.

Segment Results — Three Months Ended March 31, 2005 Compared to March 31, 2004

	Three Months Ended March 31,
	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	(1) Tons Shipped
	(In millions, except tons in thousands)
2005:
Plates and Shapes	$176.7	$157.2	$19.5	$0.9	181
Flat Rolled	212.4	199.0	13.4	0.5	191
Building Products	44.4	41.5	2.9	1.2	—
Corporate and other	(5.9)	(1.1)	(4.8)	0.2	(7)
Total	$427.6	$396.6	$31.0	$2.8	365

2004:
Plates and Shapes	$135.1	$114.4	$20.7	$3.8	206
Flat Rolled	151.4	137.1	14.3	0.4	208
Building Products	36.4	35.5	0.9	0.4	—
Corporate and other	(3.7)	0.5	(4.2)	0.2	(6)
Total	$319.2	$287.5	$31.7	$4.8	408

(1)          Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $41.6 million, or 30.8%, from $135.1 million for the three months ended March 31, 2004 to $176.7 million for the three months ended March 31, 2005.  This increase is primarily due to a 48.9% increase in higher average realized prices partially offset by a 12.1% decrease in volumes.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills.

Operating costs and expenses increased $42.8 million, or 37.4%, from $114.4 million for the three months ended March 31, 2004 to $157.2 million for the three months ended March 31, 2005.  This increase was primarily attributable to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales increased from 84.7% for the three months ended March 31, 2004 to 89.0% for the three months ended March 31, 2005. This percentage increase was primarily due to decreased margins as a result of the increased cost of raw materials.

Operating income decreased by $1.2 million, or 5.8%, from $20.7 million of income for the three months ended March 31, 2004 to $19.5 million of income for the three months ended March 31, 2005.  This decrease is primarily attributable to decreased margins and lower shipments in 2005.  Operating income as a percentage of net sales decreased from 15.3% for the three months ended March 31, 2004 to 11.0% for the three months ended March 31, 2005.

Flat Rolled.  Net sales increased $61.0 million, or 40.3%, from $151.4 million for the three months ended March 31, 2004 to $212.4 million for the three months ended March 31, 2005.  This increase is primarily due to a 52.8% increase in higher average realized prices partially offset by an 8.2% decrease in volumes.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills.

Operating costs and expenses increased $61.9 million, or 45.1%, from $137.1 million for the three months ended March 31, 2004 to $199.0 million for the three months ended March 31, 2005.  This increase was attributable to higher operating expenses primarily attributable to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales, increased from 90.6% for the three months ended

March 31, 2004 to 93.7% for the three months ended March 31, 2005.  This percentage increase was primarily due to decreased margins as a result of the increased cost of raw materials.

Operating income decreased by $0.9 million, or 6.3%, from $14.3 million for the three months ended March 31, 2004 to $13.4 million for the three months ended March 31, 2005.  This decrease is primarily attributable to decreased margins and lower shipments in 2005.  Operating income as a percentage of net sales decreased from 9.4% for the three months ended March 31, 2004 to 6.3% for the three months ended March 31, 2005.

Building Products.  Net sales increased $8.0 million, or 22.0%, from $36.4 million for the three months ended March 31, 2004 to $44.4 million for the three months ended March 31, 2005.  The increase in net sales was principally due to a higher demand for these products in the Southeastern region of the nation, along with higher selling prices.

Operating costs and expenses increased $6.0 million, or 16.9%, from $35.5 million for the three months ended March 31, 2004 to $41.5 million for the three months ended March 31, 2005 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 97.5% for the three months ended March 31, 2004 to 93.5% for the three months ended March 31, 2005.

Operating income increased by $2.0 million, from $0.9 million for the three months ended March 31, 2004 to $2.9 million for the three months ended March 31, 2005.  Operating income as a percentage of net sales increased from 2.5% for the three months ended March 31, 2004 to 6.5% for the three months ended March 31, 2005.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $0.6 million, from $(4.2) million for the three months ended March 31, 2004 to $(4.8) million for the three months ended March 31, 2005.  This increase is primarily attributable to higher professional fees.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our revolving credit facility and our cash flow from operations.  At March 31, 2005, our borrowing availability was $65.6 million and we had available cash of $14.3 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 44.5% at March 31, 2005, compared to 45.2% at December 31, 2004.  Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  See Financing Activities below.  At April 26, 2005, we had $254.3 million drawn and borrowing availability of $71.8 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices.  When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment.  Conversely, when metal prices fall, our gross profit and working capital tend to decrease.  Our working capital (current assets less current liabilities) increased from $565.0 million at December 31, 2004 to $589.7 million at March 31, 2005.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers.  In a rising price environment, we sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials  (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts.  As a result, when metal prices are rising, we tend to draw more on our revolving credit facility to cover the cash flow cycle from material purchase to cash collection.  This cash requirement for working capital is higher in periods when we are increasing inventory quantities as we did at the end of 2004.  We will begin to reduce inventory quantities when we believe metal prices are beginning to stabilize.  When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access our revolving credit facility as much to cover the cash flow cycle.  We believe our cash flow from operations, supplemented with the cash available under our revolving credit facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment.

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Consolidated Statements of Cash Flows which are set forth under Item 1 - “Financial Statements.”

During the three months ended March 31, 2005, net cash used in operating activities was $3.3 million.  While we had operating income of $31.0 million during the three months ended March 31, 2005, $29.2 million of cash was used to fund accounts receivable requirements.   During the three months ended March 31, 2004, net cash used by operating activities was $41.4 million, which was primarily due to rising metal prices which drove an expansion of our working capital requirements.

Net cash used by investing activities for the three months ended March 31, 2005 was $2.8 million, consisting of asset purchases.  Net cash used by investing activities for the three months ended March 31, 2004 was $4.7 million and consisted of the purchase of assets of $4.8 million, partially offset by the sales of assets of $0.1 million.  In 2004, the most significant capital project was the expansion of our Plates and Shapes facility in the New Orleans area.

Net cash provided by financing activities was $7.8 million for the three months ended March 31, 2005 and consisted primarily of net borrowings on the revolving credit facility.  Net cash used in financing activities for the three months ended March 31, 2004 was $47.6 million, consisting primarily of borrowings on the revolving credit facility.

Financing Activities

On November 9, 2004, we amended our revolving credit facility to expand the size of the facility from $250.0 million to $350.0 million.  This amendment also lowered our borrowing costs, increased our borrowing availability and extended the maturity date to November 9, 2009.  Our revolving credit facility is secured by all of our receivables, inventories, and intangible property.  Borrowings under that facility are subject to a borrowing base limitation, under which the maximum principal amount outstanding under that facility cannot exceed the sum of 60% of eligible inventory (up to a maximum of 175% of eligible accounts receivable) plus  85% of eligible accounts receivable.

Our revolving credit facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The November amendment lowered the LIBOR margins from a range between 2.00% and 3.00% to a range between 1.50% and 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, that amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of at least $100.0 million and maintain a fixed charge coverage ratio of at least 2.0 to 1.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 5.75% and 3.10% as of March 31, 2005.

Our revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The third amendment to the revolving credit facility allows for an increase in capital expenditures, from $25.0 million to $35.0 million.  Additionally, it increased the allowance for restricted payments from $10.0 million to $25.0 million and for the payment of up to $2.2 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $35.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of March 31, 2005 and April 26, 2005.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2005.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.”  This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to the financial statements, we do not record compensation expense for stock-based compensation.  Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value will be estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123, will be recognized as an addition to paid-in-capital.  Under SFAS 123(R), registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R) to allow implementation at the beginning of the first annual reporting period that begins after June 15, 2005.  The pro forma table in Note 7 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.  We do not believe that the adoption of SFAS 123(R) will have a significant impact on our financial statements.

Industry Trends

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia.  The 2005 increase is unprecedented, and will result in a cost increase for the European and other large integrated steel mills throughout the world.  As a consequence, we anticipate that both foreign and domestic mills will continue the disciplined practice they implemented in 2004 of passing along such added costs, in the form of both price increases and surcharges.  Just when the higher worldwide prices will begin to affect the domestic market is difficult to predict, but we believe prices will increase in 2005.  Currently the global factors driving raw material prices are in place to keep metal prices — particularly steel — at high levels (compared to the prevailing price levels in 2000 through 2003) for at least the next year.  However, any number of political or general economic factors could cause metal prices to decline.  With good demand from the domestic economy, and adequate supply of metal, we expect 2005 to be another good year for our business.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our revolving credit facility.  The outstanding balance of $261.0 million as of March 31, 2005 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $2.6 million per annum.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

a.               Exhibits:

Exhibit Number	Description
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
1-13123), filed with the Commission on November 14, 2002.

4.5(a)

Amendment to Registration Rights Agreement, dated April 3, 2003, between the Company and the initial holders, incorporated herein by reference to Exhibit 4.5(a) to the Company’s registration statement on Form 8-A (File No.
1-13123), filed with the Commission on May 1, 2003.

31.1*	Certification of the Chief Executive Officer, dated April 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, dated April 29, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, Dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: April 29, 2005	By:	/S/ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President
and Chief Financial Officer