Form 10-K/A
period 2004-12-31
METALS USA INC
filed 2005-05-26
CIK 1038363

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

Explanatory Note:

This Amendment No. 2 to Form 10-K for the period ended December 31, 2004 (this “Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2005 (the “Original Filing”), reflects corrections to the Report of Independent Registered Public Accounting Firm contained on Page F-1 in the Amended Filing. This Amendment does not amend or restate our previously reported financial statements.

The EDGAR version of the Form 10-K/A contained a typographical error, which appeared on page F-1, the Report of Independent Registered Public Accounting Firm. The Report that was filed was erroneously replaced with a Report of Independent Registered Public Accounting Firm regarding a separate issue intended for a different section of the document. The Company is filing this amendment to correct this typographical error which occurred when the Form 10-K/A was formatted for EDGAR. For presentation purposes, the Company is including the entire contents of the Form 10-K/A in this amendment, though the only change from the original filing is the correction of this typographical error.

Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. In addition, as stated above this Amendment does not amend or restate our previously reported financial statements. The filing of this Amendment shall not be deemed an admission that the Original Filing when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 26, 2005.

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