Form 10-Q
period 2005-06-30
METALS USA INC
filed 2005-08-03
CIK 1038363

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of common stock outstanding at July 28, 2005:  20,284,148

METALS USA, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

•                  projected operating or financial results, including anticipated cash flows from operations;

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

METALS USA, INC. AND SUBSIDIARIES

INDEX

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets at June 30, 2005 and December 31, 2004
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Condensed Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission Of Matters To A Vote Of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signature
Certifications

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30,	December 31,
	2005	2004

Assets
Current assets:
Cash	$14.0	$12.6
Accounts receivable, net of allowance of $7.8 and $7.7, respectively	195.1	173.5
Inventories	401.8	462.9
Prepaid expenses and other	17.6	19.0
Total current assets	628.5	668.0
Property and equipment, net	43.2	36.1
Other assets, net	6.0	5.9
Total assets	$677.7	$710.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63.4	$64.0
Accrued liabilities	31.5	35.0
Current portion of long-term debt	0.6	4.0
Total current liabilities	95.5	103.0
Long-term debt, less current portion	207.3	266.6
Other long-term liabilities	13.0	12.2
Total liabilities	315.8	381.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,284,148 shares issued and outstanding at June 30, 2005 and 20,260,013 shares issued and outstanding at December 31, 2004	0.2	0.2
Additional paid-in capital	221.9	219.5
Deferred compensation	(0.5)	(0.2)
Retained earnings	140.3	108.7
Total stockholders’ equity	361.9	328.2
Total liabilities and stockholders’ equity	$677.7	$710.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net sales	$426.8	$383.6	$854.4	$702.8
Cost of sales	336.6	264.3	670.4	489.6
	90.2	119.3	184.0	213.2
Operating costs and expenses:
Operating and delivery	37.9	36.1	75.7	73.1
Selling, general and administrative	24.7	26.3	49.0	51.2
Depreciation and amortization	0.9	0.4	1.6	0.7
Operating income	26.7	56.5	57.7	88.2
Other (income) expense:
Interest expense	3.2	2.0	6.4	3.7
Other (income) expense, net	—	—	(0.2)	(0.4)
Income before income taxes	23.5	54.5	51.5	84.9
Provision for income taxes	9.2	20.8	19.9	32.7
Net income	$14.3	$33.7	$31.6	$52.2

Net income per share – basic	$0.70	$1.67	$1.56	$2.58

Net income per share – diluted	$0.68	$1.63	$1.51	$2.52

Number of common shares used in the per share calculations:
Basic	20.3	20.2	20.3	20.2
Diluted	21.0	20.7	20.9	20.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$31.6	$52.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	1.6	2.3
Adjustment to Predecessor Company tax attribute valuation allowance	1.8	2.0
Depreciation and amortization	1.8	0.7
Changes in operating assets and liabilities:
Accounts receivable	(23.2)	(62.2)
Inventories	61.1	(59.0)
Prepaid expenses and other	1.0	2.4
Accounts payable and accrued liabilities	(4.0)	16.0
Income taxes payable	0.8	14.7
Other operating	(0.1)	—
Net cash provided by (used in) operating activities	72.4	(30.9)
Cash flows from investing activities:
Sale of assets	0.1	0.5
Purchases of assets	(8.4)	(10.1)
Net cash provided by (used in) investing activities	(8.3)	(9.6)
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	(52.6)	43.4
Borrowings of long-term debt	—	0.4
Repayments of long-term debt	(10.1)	(0.2)
Deferred financing costs	(0.1)	(0.8)
Issuance of common stock	0.1	0.2
Net cash provided by (used in) financing activities	(62.7)	43.0

Net increase in cash	1.4	2.5
Cash, beginning of period	12.6	11.4
Cash, end of period	$14.0	$13.9

Supplemental Cash Flow Information:
Cash paid for interest	$5.0	$3.1
Cash paid for income taxes	$17.0	$16.3
Non-cash acquisitions of property	$—	$3.5

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

Recent Development

On May 18, 2005, Metals USA, Inc., announced that it had entered into an Agreement and Plan of Merger with Flag Holdings Corporation, a Delaware corporation, and Flag Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Flag Holdings. Subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, Flag Acquisition will merge with and into Metals USA, with Metals USA continuing as the surviving corporation and as a wholly owned subsidiary of Flag Holdings. Flag Holdings is owned by affiliates of Apollo Management, L.P., a private investment firm. Certain members of Metals USA’s existing management team will participate as equity holders in the surviving corporation after the closing of the merger. Completion of the merger is subject to receipt of the approval of Metals USA’s shareholders and certain regulatory authorities and other customary closing conditions set forth in the merger agreement.

If the merger is approved by the Metals USA stockholders and other conditions to the merger agreement are waived or satisfied, at the effective time of the merger, each outstanding share of common stock, par value $.01 per share, of Metals USA (excluding any shares owned by Metals USA, affiliates of Apollo or any of their respective direct or indirect wholly owned subsidiaries (which shall be cancelled and shall cease to exist with no payment being made with respect thereto) and any shares owned by stockholders properly exercising appraisal rights under Delaware law), shall be converted into and represent the right to receive $22.00 in cash, without interest.

Further, from and after the effective time of the merger, each outstanding warrant to purchase shares issued pursuant to the Warrant Agreement, dated as of October 31, 2002, by and between Metals USA and Equiserve Trust Company, N.A., or otherwise, shall represent the right to receive (upon surrender of such warrant and the payment to the surviving corporation of the exercise price) a cash payment, without interest, equal to $22.00 for each share underlying the warrants. If there are any warrants that have not been exercised prior to the effective time of the Merger then, at the effective time, Metals USA will deliver notice to the warrant agent and the holders of unexercised warrants notifying them that Metals USA has elected to accelerate the expiration of the warrants to the 60th day following the effective time. If a warrant has not been exercised prior to the effective time of the merger but was exercised prior to the 60th day following the merger, such holder will be entitled to receive (upon surrender of the warrant and the payment to the surviving corporation of the exercise price) the cash payment referenced above. Any warrant that remains unexercised for more than 60 days following the expiration acceleration notice will expire without any value.

Also, at the effective time of the merger all rights to receive additional shares of Metals USA common stock under the Company’s 2002 Long-Term Incentive Plan or otherwise will be cancelled and converted into the right to receive $22.00 in cash (less applicable withholding taxes), without interest, for each share of the Metals USA common stock that a holder of such rights has the right to receive under the 2002 Long-Term Incentive Plan or otherwise. At the effective time of the merger, all restrictions on the delivery and issuance of such shares will lapse and such shares will be fully vested.

Additionally, as of the effective time of the merger, each option to purchase shares under Metals USA’s 2002 Long-Term Incentive Plan whether vested or unvested, (other than options held by certain executive officers and other members of  management who may elect to convert their options into the right to purchase an equity interest in the surviving corporation) will be cancelled and the option holder shall be entitled to receive, as soon as practicable following the effective time, a cash payment equal to the amount by which $22.00 exceeds the exercise price for each share underlying such option, less applicable withholding taxes and without interest.  Any deferred stock granted under the 2002 Plan, will be cancelled and converted into the right to receive, from the surviving corporation, as soon as practicable following the effective time, an amount in cash equal to $22.00 for each share, less any applicable withholding taxes and without interest.

The foregoing description of the merger agreement is not complete and is qualified in its entirety by reference to the merger agreement, which was filed on Form 8-K with the Securities and Exchange Commission on May 19, 2005, and is incorporated herein by reference.   We filed our preliminary proxy statement with the Securities and Exchange Commission on June 14, 2005.  We are working toward completing the merger as quickly as possible, and we anticipate that it will be completed in the fourth quarter of 2005, assuming satisfaction of all of the conditions to the merger.  However, because the merger is subject to certain conditions, the exact timing of the merger and the likelihood of the consummation thereof cannot be predicted.

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

2.              Earnings Per Share

Earnings per Share — Basic excludes dilution and is determined by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period.  Earnings per Share — Diluted reflects the potential dilution that could occur if securities and other contracts to issue Common Stock were exercised or converted into Common Stock.  For the three and six months ended June 30, 2004, the warrants were considered to be anti-dilutive and were omitted from the calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions of shares)

Weighted average shares used in computing income per share – basic	20.3	20.2	20.3	20.2
Effect of dilutive securities:
Stock options and warrants	0.7	0.5	0.6	0.5
Weighted average shares used in computing income per share – diluted .	21.0	20.7	20.9	20.7

Options outstanding			1.1	0.9
Warrants outstanding			3.6	3.6

3.              Inventories

Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials —
Plates and Shapes	$182.3	$208.7
Flat Rolled	122.6	169.5
Building Products	36.9	21.0
Total raw materials	341.8	399.2
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	30.8	34.8
Building Products	29.2	28.9
Total work-in-process and finished goods	60.0	63.7
Total	$401.8	$462.9

4.              Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2005	2004

Accrued salaries and employee benefits	$11.4	$15.1
Accrued taxes, other than income	4.9	4.7
Accrued insurance	3.7	4.2
Accrued audit and tax fees	1.5	2.1
Accrued income taxes payable	1.8	1.0
Accrued lease terminations	1.9	3.6
Accrued interest	1.9	0.8
Other	4.4	3.5
Total accrued liabilities	$31.5	$35.0

5.              Debt

Debt consists of the following:

	June 30,	December 31,
	2005	2004

Revolving Credit Facility	$200.4	$253.0
Industrial Revenue Bond	5.7	5.7
Mortgage Note	—	6.7
Other	1.8	5.2
Total debt	207.9	270.6
Less — current portion of debt	0.6	4.0
Total long-term portion of debt	$207.3	$266.6

The weighted average interest rates under the Company’s Revolving Credit Facility for the three months ended June 30, 2005 and 2004 were 4.69%, and 3.95%, respectively, and for the six months ended June 30, 2005 and 2004 were 4.51%, and 4.03%, respectively.

Revolving Credit Facility

The Revolving Credit Facility is secured by all of our receivables, inventories, and intangible property.  Our property and equipment are not collateral for the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $350.0 in the aggregate. The agreement limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.  As of June 30, 2005, our borrowing availability under the Revolving Credit Facility was $129.0.

The Revolving Credit Facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The third amendment lowered the LIBOR margins to a range from 1.50% to 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, the third amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of $100.0 and maintain a fixed charge coverage ratio of 2.0 to 1.  A commitment fee is payable on any unused portion of the Revolving Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 6.25% and 3.49%, respectively, as of June 30, 2005.

The Revolving Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  Capital expenditures and restricted payments are limited to $35.0 and $25.0, respectively.  Cash dividends are permitted up to $2.2 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as our availability is $35.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of June 30, 2005.

6.              Commitments and Contingencies

Litigation Related to the Merger

Metals USA is aware of two purported class action lawsuits related to the merger filed against Metals USA and each of its directors in the Court of Chancery of the State of Delaware, in and for New Castle County.  These lawsuits, Robert I. Mawinney v. James E. Bolin, et al., C.A. No. 1367-N, filed on May 20, 2005 and Taam Associates, Inc. v. James E. Bolin, et al., C. A. No. 1383-N, filed on May 26, 2005, have been consolidated and a Consolidated Amended Class Action Complaint was filed on or about July 22, 2005.  The amended complaint alleges, among other things, that the merger consideration to be paid to the stockholders of Metals USA in the merger is “grossly unfair, inadequate and substantially below the fair or inherent value of the Company.”  In addition, the amended complaint alleges that the directors of Metals USA violated their fiduciary duties by, among other things, agreeing to the merger price in order to benefit themselves personally and financially and by failing to engage in a fair sales process and invite other bidders, and failing to conduct an active market check of Metals USA’s value.  The amended complaint further alleges that the proxy statement fails to disclose material information regarding the proposed transaction.  The amended complaint seeks, among other things, certification of the lawsuit as a class action, a declaration that the defendants have breached their fiduciary duties, an injunction preventing completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), and ordering the board of directors to permit a stockholders’ committee to ensure a fair procedure and adequate safeguards in connection with any transaction for the shares of Metals USA, compensatory damages to the class, and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.  Metals USA believes the consolidated class action is without merit and plans to defend it vigorously. It is premature to make any determination as to the ultimate effect the amended complaint may have on the Company’s financial position, results of operations or liquidity.

We are involved in a variety of other claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares

Balance, December 31, 2004				906,565
Granted to directors	—	—	—	—
Granted to employees	$8.47	$17.22	$17.22	180,272
Exercised	$3.30	$4.75 – $10.71	$9.57	(5,567)
Canceled or expired	—	—	—	—
Balance, June 30, 2005				1,081,270

Exercisable as of June 30, 2005			$7.16	422,671

Years

Weighted average remaining contractual life:
June 30, 2005	3.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$14.3	$33.7	$31.6	$52.2
Deduct:
Total stock-based employee compensation:
Expense determined under fair value based method	(0.2)	(0.1)	(0.3)	(0.2)
Pro forma net income	$14.1	$33.6	$31.3	$52.0
Net income per share – basic:
As reported	$0.70	$1.67	$1.56	$2.58
Pro forma	$0.69	$1.66	$1.54	$2.57
Net income per share – diluted:
As reported	$0.68	$1.63	$1.51	$2.52
Pro forma	$0.67	$1.62	$1.49	$2.51

Warrants

For the six months ended June 30, 2005, 1,368 warrants were exchanged for common stock.

8.              Segment and Related Information

The following table shows summarized financial information concerning our reportable segments.  The reconciliation of operating income to net income before income taxes is shown within the Unaudited Consolidated Statements of Operations and therefore is not separately presented.

	Plates and Shapes	Flat Rolled	Building Products	Corporate And Other	Total
	As of and for the Three Months Ended June 30,
2005:
Net sales	$171.6	$205.7	$54.7	$(5.2)	$426.8
Operating income (loss)	16.5	8.4	7.1	(5.3)	26.7
Capital expenditures	3.6	0.6	1.0	0.4	5.6
Depreciation and amortization (1)	0.4	0.1	0.1	0.4	1.0

2004:
Net sales	$158.3	$179.8	$49.7	$(4.2)	$383.6
Operating income (loss)	30.9	23.2	6.4	(4.0)	56.5
Capital expenditures	1.4	0.5	0.9	2.5	5.3
Depreciation and amortization	0.2	0.1	0.1	—	0.4

	As of and for the Six Months Ended June 30,
2005:
Net sales	$348.3	$418.1	$99.1	$(11.1)	$854.4
Operating income (loss)	36.0	21.8	10.0	(10.1)	57.7
Total assets	251.5	163.7	102.9	159.6	677.7
Capital expenditures	4.5	1.1	2.2	0.6	8.4
Depreciation and amortization (1)	0.8	0.2	0.2	0.6	1.8

2004:
Net sales	$293.4	$331.2	$86.1	$(7.9)	$702.8
Operating income (loss)	51.6	37.8	7.2	(8.4)	88.2
Total assets	210.9	112.1	74.9	140.9	538.8
Capital expenditures	5.2	0.9	1.3	2.7	10.1
Depreciation and amortization	0.3	0.1	0.1	0.2	0.7

(1)  Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Development

On May 18, 2005, Metals USA, Inc., announced that it had entered into an Agreement and Plan of Merger with Flag Holdings Corporation, a Delaware corporation, and Flag Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Flag Holdings. Subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, Flag Acquisition will merge with and into Metals USA, with Metals USA continuing as the surviving corporation and as a wholly owned subsidiary of Flag Holdings. Flag Holdings is owned by affiliates of Apollo Management, L.P., a private investment firm. Certain members of Metals USA’s existing management team will participate as equity holders in the surviving corporation after the closing of the merger. Completion of the merger is subject to receipt of the approval of Metals USA’s shareholders and certain regulatory authorities and other customary closing conditions set forth in the merger agreement.

If the merger is approved by the Metals USA stockholders and other conditions to the merger agreement are waived or satisfied, at the effective time of the merger, each outstanding share of common stock, par value $.01 per share, of Metals USA (excluding any shares owned by Metals USA, affiliates of Apollo or any of their respective direct or indirect wholly owned subsidiaries (which shall be cancelled and shall cease to exist with no payment being made with respect thereto) and any shares owned by stockholders properly exercising appraisal rights under Delaware law), shall be converted into and represent the right to receive $22.00 in cash, without interest.

Further, from and after the effective time of the merger, each outstanding warrant to purchase shares issued pursuant to the Warrant Agreement, dated as of October 31, 2002, by and between Metals USA and Equiserve Trust Company, N.A., or otherwise, shall represent the right to receive (upon surrender of such warrant and the payment to the surviving corporation of the exercise price) a cash payment, without interest, equal to $22.00 for each share underlying the warrants. If there are any warrants that have not been exercised prior to the effective time of the Merger then, at the effective time, Metals USA will deliver notice to the warrant agent and the holders of unexercised warrants notifying them that Metals USA has elected to accelerate the expiration of the warrants to the 60th day following the effective time. If a warrant has not been exercised prior to the effective time of the merger but was exercised prior to the 60th day following the merger, such holder will be entitled to receive (upon surrender of the warrant and the payment to the surviving corporation of the exercise price) the cash payment referenced above. Any warrant that remains unexercised for more than 60 days following the expiration acceleration notice will expire without any value.

Also, at the effective time of the merger all rights to receive additional shares of Metals USA common stock under the Company’s 2002 Long-Term Incentive Plan or otherwise will be cancelled and converted into the right to receive $22.00 in cash (less applicable withholding taxes), without interest, for each share of the Metals USA common stock that a holder of such rights has the right to receive under the 2002 Long-Term Incentive Plan or otherwise. At the effective time of the merger, all restrictions on the delivery and issuance of such shares will lapse and such shares will be fully vested.

Additionally, as of the effective time of the merger, each option to purchase shares under Metals USA’s 2002 Long-Term Incentive Plan whether vested or unvested, (other than options held by certain executive officers and other members of management who may elect to convert their options into the right to purchase an equity interest in the surviving corporation) will be cancelled and the option holder shall be entitled to receive, as soon as practicable following the effective time, a cash payment equal to the amount by which $22.00 exceeds the exercise price for each share underlying such option, less applicable withholding taxes and without interest.  Any deferred stock granted under the 2002 Plan, will be cancelled and converted into the right to receive, from the surviving corporation, as soon as practicable following the effective time, an amount in cash equal to $22.00 for each share, less any applicable withholding taxes and without interest.

The foregoing description of the merger agreement is not complete and is qualified in its entirety by reference to the merger agreement, which was filed on Form 8-K with the Securities and Exchange Commission on May 19, 2005, and is incorporated herein by reference.   We filed our preliminary proxy statement with the Securities and Exchange Commission on June 14, 2005.  We are working toward completing the merger as quickly as possible, and we anticipate that it will be completed in the fourth quarter of 2005, assuming satisfaction of all of the conditions to the merger.  However, because the merger is subject to certain conditions, the exact timing of the merger and the likelihood of the consummation thereof cannot be predicted.

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements.  Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.  Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available.  Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. At June 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $7.8 million and $7.7 million, respectively.  The rate of future credit losses may not be similar to past experience.

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements each quarterly reporting period.  Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available.  Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements.  At June 30, 2005 and December 31, 2004, the inventory valuation allowance was $6.1 million and $5.3 million, respectively.  The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results — Three Months Ended June 30, 2005 Compared to June 30, 2004

	2005	%	2004	%
	(In millions, except percentages)
Net sales	$426.8	100.0%	$383.6	100.0%
Cost of sales	336.6	78.9%	264.3	68.9%
	90.2	21.1%	119.3	31.1%
Operating and delivery	37.9	8.9%	36.1	9.4%
Selling, general and administrative	24.7	5.8%	26.3	6.9%
Depreciation and amortization	0.9	0.2%	0.4	0.1%
Operating income	26.7	6.3%	56.5	14.7%
Interest expense	3.2	0.7%	2.0	0.5%
Other (income) expense, net	—	—	—	—
Income before income taxes	$23.5	5.5%	$54.5	14.2%

Net sales.  Net sales increased $43.2 million, or 11.3%, from $383.6 million for the three months ended June 30, 2004 to $426.8 million for the three months ended June 30, 2005.  The increase in sales was primarily attributable to an 18.7% increase in average realized prices partially offset by a 6.1% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products group by $5.0 million.

Cost of sales.  Cost of sales increased $72.3 million, or 27.4%, from $264.3 million for the three months ended June 30, 2004, to $336.6 million for the three months ended June 30, 2005.  The increase in cost of sales was primarily attributable to a 38.4% increase in the average cost per ton partially offset by a 6.1% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales increased from 68.9% in 2004 to 78.9% in the same period in 2005.  This percentage increase was due to higher average costs per ton.

Operating and delivery.  Operating and delivery expenses increased $1.8 million, or 5.0%, from $36.1 million for the three months ended June 30, 2004 to $37.9 million for the three months ended June 30, 2005.  This increase was primarily due to an increase in labor and insurance costs.  As a percentage of net sales, operating and delivery expenses decreased from 9.4% for the three months ended June 30, 2004 to 8.9% for the three months ended June 30, 2005.  This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Selling, general and administrative.  Selling, general and administrative expenses decreased $1.6 million, or 6.1%, from $26.3 million for the three months ended June 30, 2004 to $24.7 million for the three months ended June 30, 2005.  This decrease was due primarily to reduced incentive compensation which resulted from lower margins.  As a percentage of net sales, selling, general and administrative expenses decreased from 6.9% for the three months ended June 30, 2004 to 5.8% for the three months ended June 30, 2005.  This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Depreciation and amortization.  Depreciation and amortization expense increased $0.5 million, from $0.4 million for the three months ended June 30, 2004 to $0.9 million for the three months ended June 30, 2005, due to the fixed asset additions made during the past twelve months.

Operating income.  Operating income decreased $29.8 million, from $56.5 million for the three months ended June 30, 2004 to $26.7 million for the three months ended June 30, 2005.  As a percentage of net sales, operating income decreased from 14.7% for the three months ended June 30, 2004 to 6.3% for the three months ended June 30, 2005.  This percentage decrease was primarily due to the lower margins and to a lesser extent decreased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $1.2 million, or 60.0%, from $2.0 million for the three months ended June 30, 2004 to $3.2 million for the three months ended June 30, 2005, primarily as a result of higher borrowings on our revolving credit facility to support the increased working capital requirements in 2005, and to a lesser extent higher interest rates in 2005.

Consolidated Results — Six Months Ended June 30, 2005 Compared to June 30, 2004

	2005	%	2004	%
	(In millions, except percentages)
Net sales	$854.4	100.0%	$702.8	100.0%
Cost of sales	670.4	78.5%	489.6	69.7%
	184.0	21.5%	213.2	30.3%
Operating and delivery	75.7	8.9%	73.1	10.4%
Selling, general and administrative	49.0	5.7%	51.2	7.3%
Depreciation and amortization	1.6	0.2%	0.7	0.1%
Operating income	57.7	6.8%	88.2	12.5%
Interest expense	6.4	0.7%	3.7	0.5%
Other (income) expense, net	(0.2)	—	(0.4)	(0.1%)
Income before income taxes	$51.5	6.0%	$84.9	12.1%

Net sales.  Net sales increased $151.6 million, or 21.6%, from $702.8 million for the six months ended June 30, 2004 to $854.4 million for the six months ended June 30, 2005.  The increase in sales was primarily attributable to a 33.7% increase in average realized prices partially offset by an 8.4% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products group by $13.0 million.

Cost of sales.  Cost of sales increased $180.8 million, or 36.9%, from $489.6 million for the six months ended June 30, 2004, to $670.4 million for the six months ended June 30, 2005.  The increase in cost of sales was primarily attributable to a 52.3% increase in the average cost per ton partially offset by an 8.4% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales increased from 69.7% in 2004 to 78.5% in the same period in 2005.  This percentage increase was due to higher average costs per ton.

Operating and delivery.  Operating and delivery expenses increased $2.6 million, or 3.6%, from $73.1 million for the six months ended June 30, 2004 to $75.7 million for the six months ended June 30, 2005.  This increase was primarily due to increased labor costs.  As a percentage of net sales, operating and delivery expenses decreased from 10.4% for the six months ended June 30, 2004 to 8.9% for the six months ended June 30, 2005.  This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Selling, general and administrative.  Selling, general and administrative expenses decreased $2.2 million, or 4.3%, from $51.2 million for the six months ended June 30, 2004 to $49.0 million for the six months ended June 30, 2005.  This was principally due to decreased incentive compensation resulting from lower margins from our Flat Rolled and Plates and Shapes Product Groups.  As a percentage of net sales, selling, general and administrative expenses decreased from 7.3% for the six months ended June 30, 2004 to 5.7% for the six months ended June 30, 2005.  This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Depreciation and amortization.  Depreciation and amortization increased $0.9 million, from $0.7 million for the six months ended June 30, 2004 to $1.6 million for the six months ended June 30, 2005, due to the fixed asset additions made during the prior twelve months.

Operating income.  Operating income decreased $30.5 million, from $88.2 million for the six months ended June 30, 2004 to $57.7 million for the six months ended June 30, 2005.  This decrease was due to the lower margins and to a lesser extent decreased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $2.7 million, or 73.0% from $3.7 million for the six months ended June 30, 2004 to $6.4 million for the six months ended June 30, 2005, primarily as a result of increased debt incurred to support the increased working capital requirements in 2005, and to a lesser extent higher interest rates in 2005.

Segment Results — Three Months Ended June 30, 2005 Compared to June 30, 2004

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2005:
Plates and Shapes	$171.6	$155.1	$16.5	$3.6	183
Flat Rolled	205.7	197.3	8.4	0.6	190
Building Products	54.7	47.6	7.1	1.0	—
Corporate and other	(5.2)	0.1	(5.3)	0.4	(5)
Total	$426.8	$400.1	$26.7	$5.6	368

2004:
Plates and Shapes	$158.3	$127.4	$30.9	$1.4	193
Flat Rolled	179.8	156.6	23.2	0.5	204
Building Products	49.7	43.3	6.4	0.9	—
Corporate and other	(4.2)	(0.2)	(4.0)	2.5	(5)
Total	$383.6	$327.1	$56.5	$5.3	392

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $13.3 million, or 8.4%, from $158.3 million for the three months ended June 30, 2004 to $171.6 million for the three months ended June 30, 2005.  This increase was primarily due to a 14.3% increase in the average sales price per ton partially offset by a 5.2% decrease in shipments for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills in 2005 compared to 2004.

Operating costs and expenses increased $27.7 million, or 21.7%, from $127.4 million for the three months ended June 30, 2004 to $155.1 million for the three months ended June 30, 2005.  This increase was attributable to the higher operating expenses primarily from increased raw material costs partially offset by the decreased shipments.  Operating costs and expenses as a percentage of net sales increased from 80.5% for the three months ended June 30, 2004 to 90.4% for the three months ended June 30, 2005. This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $14.4 million, from $30.9 million for the three months ended June 30, 2004 to $16.5 million for the three months ended June 30, 2005.  This decrease was primarily attributable to lower margins and to a lesser extent, decreased shipments in 2005. Operating income as a percentage of net sales decreased from 19.5% for the three months ended June 30, 2004 to 9.6% for the three months ended June 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Flat Rolled.  Net sales increased $25.9 million, or 14.4%, from $179.8 million for the three months ended June 30, 2004 to $205.7 million for the three months ended June 30, 2005.  This increase was primarily due to a 22.8% increase in the average sales price per ton partially offset by a 6.9% decrease in shipments for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Operating costs and expenses increased $40.7 million, or 26.0%, from $156.6 million for the three months ended June 30, 2004 to $197.3 million for the three months ended June 30, 2005.  This increase was attributable to higher operating expenses primarily from the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, increased from 87.1% for the three months ended June 30, 2004 to 95.9% for the three months ended June 30, 2005.  This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $14.8 million, from $23.2 million for the three months ended June 30, 2004 to $8.4 million for the three months ended June 30, 2005.  This decrease was primarily attributable to smaller margins and decreased shipments in 2005.  Operating income as a percentage of net sales decreased from 12.9% for the three months ended June 30, 2004 to 4.1% for the three months ended June 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Building Products.  Net sales increased $5.0 million, or 10.1%, from $49.7 million for the three months ended June 30, 2004 to $54.7 million for the three months ended June 30, 2005.  The increase in net sales was principally due to a higher demand for these products, particularly in the Southeastern region of the United States, as residents continued to rebuild after the 2004 storm damage, along with higher selling prices.

Operating costs and expenses increased $4.3 million, or 9.9%, from $43.3 million for the three months ended June 30, 2004 to $47.6 million for the three months ended June 30, 2005 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 87.1% for the three months ended June 30, 2004 to 87.0% for the three months ended June 30, 2005.

Operating income increased by $0.7 million, from $6.4 million for the three months ended June 30, 2004 to $7.1 million for the three months ended June 30, 2005.  Operating income as a percentage of net sales increased from 12.9% for the three months ended June 30, 2004 to 13.0% for the three months ended June 30, 2005.  This percentage increase was primarily due to higher net sales.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $1.3 million, from $4.0 million for the three months ended June 30, 2004 to $5.3 million for the three months ended June 30, 2005.  This increase was primarily attributable to increased professional fees and employee benefit costs.

Segment Results — Six Months Ended June 30, 2005 Compared to June 30, 2004

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped (1)
2005:
Plates and Shapes	$348.3	$312.3	$36.0	$4.5	364
Flat Rolled	418.1	396.3	21.8	1.1	381
Building Products	99.1	89.1	10.0	2.2	—
Corporate and other	(11.1)	(1.0)	(10.1)	0.6	(12)
Total	$854.4	$796.7	$57.7	$8.4	733

2004:
Plates and Shapes	$293.4	$241.8	$51.6	$5.2	399
Flat Rolled	331.2	293.4	37.8	0.9	412
Building Products	86.1	78.9	7.2	1.3	—
Corporate and other	(7.9)	0.5	(8.4)	2.7	(11)
Total	$702.8	$614.6	$88.2	$10.1	800

(1)  Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $54.9 million, or 18.7%, from $293.4 million for the six months ended June 30, 2004 to $348.3 million for the six months ended June 30, 2005.  This increase was primarily due to a 30.1% increase in the average sales price per ton partially offset by an 8.8% decrease in shipments for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills in 2005 compared to 2004.

Operating costs and expenses increased $70.5 million, or 29.2%, from $241.8 million for the six months ended June 30, 2004 to $312.3 million for the six months ended June 30, 2005.  This increase was primarily attributable to the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales increased from 82.4% for the six months ended June 30, 2004 to 89.7% for the six months ended June 30, 2005. This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $15.6 million, from $51.6 million for the six months ended June 30, 2004 to $36.0 million for the six months ended June 30, 2005.  This decrease was primarily attributable to smaller margins and decreased shipments in 2005.  Operating income as a percentage of net sales decreased from 17.6 % for the six months ended June 30, 2004 to 10.3% for the six months ended June 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Flat Rolled.  Net sales increased $86.9 million, or 26.2%, from $331.2 million for the six months ended June 30, 2004 to $418.1 million for the six months ended June 30, 2005.  This increase was primarily due to a 36.5% increase in the average sales price per ton partially offset by a 7.5% decrease in shipments for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills in 2005 compared to 2004.

Operating costs and expenses increased $102.9 million, or 35.1%, from $293.4 million for the six months ended June 30, 2004 to $396.3 million for the six months ended June 30, 2005.  This increase was attributable to higher operating expenses primarily from the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, increased from 88.6% for the six months ended June 30, 2004 to 94.8% for the six months ended June 30, 2005.  This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $16.0 million, from $37.8 million for the six months ended June 30, 2004 to $21.8 million for the six months ended June 30, 2005.  This decrease was primarily attributable to smaller margins and decreased shipments in 2005.  Operating income as a percentage of net sales decreased from 11.4% for the six months ended June 30, 2004 to 5.2% for the six months ended June 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Building Products.  Net sales increased $13.0 million, or 15.1%, from $86.1 million for the six months ended June 30, 2004 to $99.1 million for the six months ended June 30, 2005.  The increase in net sales was principally due to a higher demand for these products, particularly in the Southeastern region of the United States, as residents continued to rebuild after the 2004 storm damage, along with higher selling prices.

Operating costs and expenses increased $10.2 million, or 12.9%, from $78.9 million for the six months ended June 30, 2004 to $89.1 million for the six months ended June 30, 2005 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 91.6% for the six months ended June 30, 2004 to 89.9% for the six months ended June 30, 2005.

Operating income increased by $2.8 million, from $7.2 million for the six months ended June 30, 2004 to $10.0 million for the six months ended June 30, 2005.  Operating income as a percentage of net sales increased from 8.4% for the six months ended June 30, 2004 to 10.1% for the six months ended June 30, 2005.  This percentage increase was primarily due to higher net sales.

Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $1.7 million, from $8.4 million for the six months ended June 30, 2004 to $10.1 million for the six months ended June 30, 2005.  This increase was primarily attributable to increased professional fees and employee benefit costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our revolving credit facility and our cash flow from operations.  At June 30, 2005, our borrowing availability was $129.0 million and we had available cash of $14.0 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 36.5% at June 30, 2005, compared to 45.2% at December 31, 2004.  Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  See Financing Activities below.  At July 28, 2005, we had $177.9 million drawn and borrowing availability of $151.9 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices.  When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment.  Conversely, when metal prices fall, our gross profit and working capital tend to decrease.  Our working capital (current assets less current liabilities) decreased from $565.0 million at December 31, 2004 to $533.0 million at June 30, 2005.

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

During the six months ended June 30, 2005, net cash provided by operating activities was $72.4 million.  We had operating income of $57.7 million during the six months ended June 30, 2005, $61.1 million of cash was provided by the reduction of inventories.  During the six months ended June 30, 2004, net cash used by operating activities was $30.9 million, which was primarily due to rising metal prices, which drove an expansion of our working capital requirements.

Net cash used in investing activities was $8.3 million for the six months ended June 30, 2005 and consisted of $8.4 million of purchases of assets, offset by sales of assets of $0.1 million.  For the six months ended June 30, 2005, the most significant capital projects included an expansion of our Greensboro, N.C., facility and the installation of laser plate cutting capabilities in our New Orleans facility.  Net cash used in investing activities was $9.6 million for the six months ended June 30, 2004 and consisted of $10.1 million of purchases of assets, offset by sales of assets of $0.5 million. For the six months ended June 30, 2004, the most significant capital project was the expansion of our Plates and Shapes facility in New Orleans.

Net cash used in financing activities was $62.7 million for the six months ended June 30, 2005 and consisted primarily of net payments on the revolving credit facility of $52.6 million and $10.1 million of payments on other long-term debt.  Net cash provided by financing activities was $43.0 million for the six months ended June 30, 2004 and consisted primarily of net borrowings on the revolving credit facility of $43.4 million.

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

Our revolving credit facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The November amendment lowered the LIBOR margins from a range between 2.00% and 3.00% to a range between 1.50% and 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, that amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of at least $100.0 million and maintain a fixed charge coverage ratio of at least 2.0 to 1.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 6.25% and 3.49% as of June 30, 2005.

Our revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The third amendment to the revolving credit facility allows for an increase in capital expenditures, from $25.0 million to $35.0 million.  Additionally, it increased the allowance for restricted payments from $10.0 million to $25.0 million and for the payment of up to $2.2 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $35.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of June 30, 2005 and July 28, 2005.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2005.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee for the use of rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.  There have been no material changes our contractual obligations as disclosed in the Form 10-K as of and for the year ended December 31, 2004, except for borrowings on our revolving credit facility (which are disclosed separately herein) and a lease agreement whereby we have purchased a facility (which we had leased) for $3.0 million on April 13, 2005.  Further, on May 31, 2005, we repaid the real estate mortgage note for $6.7 million.

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

Industry Trends

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia.  The 2005 increase is unprecedented, and will result in a cost increase for the European and other large integrated steel mills throughout the world.  As a consequence, we anticipated that both foreign and domestic mills would continue the disciplined practice they implemented in 2004 of passing along such added costs, in the form of both price increases and surcharges.  Although the domestic steel producers have demonstrated restraint in curbing manufacturing capacity; the decline in automotive build rate in the United States has increased the amount of steel available to the domestic manufacturing industries.  We believe this excess of supply has adversely affected the market price of flat rolled steel.  We continue to believe this supply imbalance will be resolved.  Just when the higher prices will begin to affect the domestic market is difficult to predict, but we believe prices will increase by late 2005 or early 2006. Currently the global factors driving raw material prices are in place to keep metal prices — particularly steel — at high levels (compared to the prevailing price levels in 2000 through 2003) for at least the next year.  However, any number of political or general economic factors could cause metal prices to decline.  With good demand from the domestic economy, and adequate supply of metal, we expect the last half of 2005 to be good for our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our Credit Facility.  The outstanding balance of $200.4 million as of June 30, 2005 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $2.0 million per annum.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Litigation Related to the Merger

Metals USA is aware of two purported class action lawsuits related to the merger filed against Metals USA and each of its directors in the Court of Chancery of the State of Delaware, in and for New Castle County.  These lawsuits, Robert I. Mawinney v. James E. Bolin, et al., C.A. No. 1367-N, filed on May 20, 2005 and Taam Associates, Inc. v. James E. Bolin, et al., C. A. No. 1383-N, filed on May 26, 2005, have been consolidated and a Consolidated Amended Class Action Complaint was filed on or about July 22, 2005.  The amended complaint alleges, among other things, that the merger consideration to be paid to the stockholders of Metals USA in the merger is “grossly unfair, inadequate and substantially below the fair or inherent value of the Company.”  In addition, the amended complaint alleges that the directors of Metals USA violated their fiduciary duties by, among other things, agreeing to the merger price in order to benefit themselves personally and financially and by failing to engage in a fair sales process and invite other bidders, and failing to conduct an active market check of Metals USA’s value.  The amended complaint further alleges that the proxy statement fails to disclose material information regarding the proposed transaction.  The amended complaint seeks, among other things, certification of the lawsuit as a class action, a declaration that the defendants have breached their fiduciary duties, an injunction preventing completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), and ordering the board of directors to permit a stockholders’ committee to ensure a fair procedure and adequate safeguards in connection with any transaction for the shares of Metals USA, compensatory damages to the class, and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.  Metals USA believes the consolidated class action is without merit and plans to defend it vigorously. It is premature to make any determination as to the ultimate effect the amended complaint may have on the Company’s financial position, results of operations or liquidity.

We are involved in a variety of other claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Shareholders meeting held on June 28, 2005, all of the existing directors were re-elected to serve another year.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of May 18, 2005, by and among Flag Holdings Corporation, Flag Acquisition Corporation, a wholly owned subsidiary of Flag Holdings Corporation, and Metals USA, Inc., incorporated by reference to exhibit 2.1 to Form 8-K (File No. 1-13123), filed with the Securities and Exchange Commission on May 19, 2005.

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

10.5

Support Agreement, dated as of May 18, 2005, by and among Flag Holdings Corporation, Citadel Equity Fund Ltd., and Citadel Credit Trading Ltd., incorporated by reference to exhibit 10.5 to Form 8-K (File No. 1-13123), filed with the Securities and Exchange Commission on May 19, 2005.

31.1*	Certification of the Chief Executive Officer, dated July 28, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, dated July 28, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, Dated July 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, Dated July 28, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: August 3, 2005	By:	/S/ TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President
and Chief Financial Officer