Form 10-Q
period 2005-09-30
METALS USA INC
filed 2005-10-27
CIK 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Number of shares of common stock outstanding at October 19, 2005:  20,284,245

METALS USA, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

                This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “will,” “should,” “plan,” “project” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including cash flows from operations;
•	expectations regarding capital expenditures, interest expense and other payments;
•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions;
•	our ability to compete effectively for market share with industry participants;

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
•

the satisfaction of the conditions to consummate our proposed merger pursuant to the Agreement and Plan of Merger, dated as of May 18, 2005, by and among the Company, Flag Acquisition Corporation and Flag Holdings Corporation;

•

the availability and terms of Flag Acquisition Corporation’s and Flag Holdings Corporation’s financing that is required to complete our proposed merger with Flag Acquisition Corporation and Flag Holdings Corporation; and,

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

INDEX

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Consolidated Balance Sheets at September 30, 2005 and December 31, 2004
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
Condensed Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission Of Matters To A Vote Of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signature
Certifications

METALS USA, INC. AND SUBSIDARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash	$12.4	$12.6
Accounts receivable, net of allowance of $8.3 and $7.7, respectively	192.6	173.5
Inventories	341.5	462.9
Prepaid expenses and other	14.1	19.0
Total current assets	560.6	668.0
Property and equipment, net	47.3	36.1
Other assets, net	8.0	5.9
Total assets	$615.9	$710.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63.8	$64.0
Accrued liabilities	33.0	35.0
Current portion of long-term debt	0.6	4.0
Total current liabilities	97.4	103.0
Long-term debt, less current portion	131.9	266.6
Other long-term liabilities	12.8	12.2
Total liabilities	242.1	381.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 20,284,245 shares issued and outstanding at September 30, 2005 and 20,260,013 shares issued and outstanding at December 31, 2004	0.2	0.2
Additional paid-in capital	222.5	219.5
Deferred compensation	(0.4)	(0.2)
Retained earnings	151.5	108.7
Total stockholders’ equity	373.8	328.2
Total liabilities and stockholders’ equity	$615.9	$710.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net sales	$396.1	$412.6	$1,250.5	$1,115.4
Cost of sales	311.5	295.1	981.9	784.7
	84.6	117.5	268.6	330.7
Operating costs and expenses:
Operating and delivery	38.1	36.6	113.8	109.7
Selling, general and administrative	25.6	27.8	74.6	79.0
Depreciation and amortization	0.9	0.5	2.5	1.2
Operating income	20.0	52.6	77.7	140.8
Other (income) expense:
Interest expense	2.4	2.1	8.8	5.8
Other (income) expense, net	—	(1.2)	(0.2)	(1.6)
Income before income taxes	17.6	51.7	69.1	136.6
Provision for income taxes	6.4	19.9	26.3	52.6
Net income	$11.2	$31.8	$42.8	$84.0

Net income per share—basic	$0.55	$1.57	$2.11	$4.16

Net income per share—diluted	$0.53	$1.53	$2.04	$4.06

Number of common shares used in the per share calculations:
Basic	20.3	20.2	20.3	20.2
Diluted	21.1	20.8	21.0	20.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

METALS USA, INC. AND SUBSIDARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$42.8	$84.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	2.4	3.5
Adjustment to Predecessor Company tax attribute valuation allowance	2.4	3.0
Depreciation and amortization	2.8	1.2
Changes in operating assets and liabilities:
Accounts receivable	(21.5)	(78.2)
Inventories	121.4	(137.5)
Prepaid expenses and other	2.4	2.7
Accounts payable and accrued liabilities	(1.2)	32.9
Income taxes payable	(0.6)	13.2
Other operating	0.2	0.8
Net cash provided by (used in) operating activities	151.1	(74.4)
Cash flows from investing activities:
Proceeds from sale of assets	0.1	0.5
Purchases of assets	(13.3)	(13.6)
Net cash provided by (used in) investing activities	(13.2)	(13.1)
Cash flows from financing activities:
Net borrowings (repayments) on credit facilities	(127.8)	89.3
Borrowings of long-term debt	—	0.6
Repayments of long-term debt	(10.3)	(0.5)
Deferred financing costs	(0.1)	(0.8)
Issuance of common stock	0.1	0.4
Net cash provided by (used in) financing activities	(138.1)	89.0

Net increase (decrease) in cash	(0.2)	1.5
Cash, beginning of period	12.6	11.4
Cash, end of period	$12.4	$12.9

Supplemental Cash Flow Information:
Cash paid for interest	$7.4	$5.1
Cash paid for income taxes	$24.8	$36.8
Non-cash acquisitions of propertyand equipment	$—	$3.6

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

Recent Developments

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

On October 11, 2005, we announced that we agreed in principle to resolve a consolidated class action lawsuit brought against the Company and each of its directors in the Court of Chancery of the State of Delaware, in and for New Castle County. The class action is a consolidation of two lawsuits (Rober  I. Mawinney v. Jame  E. Bolin, et al., C.A. No. 1367-N and Taam Associates, Inc. v. James E. Bolin, et al., C.A. No. 1383-N) related to the pending transactions contemplated by the Merger Agreement.  Under the proposed settlement, among other things, plaintiffs’ claims will be extinguished and Flag Holdings and Flag Acquisition will agree to waive, under certain circumstances, their right to receive any portion of the termination fee payable under the Merger Agreement in excess of $13.6 million (representing a reduction of approximately 20% of the termination fee).  We continue to deny that we engaged in any wrongful acts and entered into this settlement solely for the purpose of eliminating the burden and expense of future litigation.  The proposed settlement is subject to, among other things, final approval of the Court and consummation of the Merger.  Upon approval of the proposed settlement by the Court, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses.

On October 19, 2005, our stockholders approved the adoption of the merger agreement.  Other conditions, however, continue to remain unsatisfied, including Flag Holdings and Flag Acquisition obtaining the necessary debt financing to fund the transactions contemplated by the merger agreement.  No assurances can be made that such conditions will be met or waivers to these conditions will be obtained.  We are working with Apollo and its affiliates toward completing the merger as quickly as possible, and we anticipate that it will be completed in the fourth quarter of 2005, assuming satisfaction of all of the conditions to the merger.   However, because the merger is subject to certain conditions, the exact timing of the merger and the likelihood of the consummation thereof cannot be predicted.  Specifically, as we disclosed in our proxy statement dated September 14, 2005, the debt financing commitment letter that Flag Holdings and Flag Acquisition received from their prospective lenders relating to the merger is conditioned upon, among other things, the Company having excess borrowing capacity of at least $75.0 million under the asset based revolving credit facility to take effect at the effective time of the merger, and the Company’s consolidated EBITDA for the four-fiscal quarter period ended September 30, 2005, not being less than $117.5 million.  With respect to the asset based revolving credit facility, we expect the excess capacity will be in excess of $100.0 million, and accordingly the excess capacity condition is anticipated to be satisfied.  However, the Company’s consolidated EBITDA for the four-fiscal quarter period ended September 30, 2005 was approximately $114.2 million, which is $3.3 million below the minimum EBITDA condition specified in Flag Acquisition’s debt financing commitment letter. As a result of the Company’s failure to meet this minimum EBITDA condition, Flag Acquisition’s debt providers are not obligated to provide the debt financing to complete the merger. If any portion of Flag Acquisition’s debt financing becomes unavailable, Flag Holdings will be required to use its reasonable best efforts to obtain alternative financing on substantially comparable or more favorable terms from other sources within 30 days after all of the other conditions to the merger agreement have been satisfied. If Flag Holdings is unable to obtain such alternative financing within such 30 day period, Flag Holdings will not be obligated to close the transaction because its obligation under the merger agreement is conditioned upon having obtained debt financing or alternative debt financing. Accordingly, if Flag Holdings and Flag Acquisition’s lenders, in their sole discretion, do not waive the minimum EBITDA condition, and Flag Holdings is unable to obtain alternative debt financing within the 30 day period as described above, Flag Holdings will not be obligated to close the merger, and the merger may terminate as a result. We cannot assure you that the prospective lenders will waive the minimum EBITDA condition or that Flag Holdings will be able to obtain alternative debt financing.

As the term is used in this document, EBITDA is the summation of Operating Income and Depreciation and Amortization.  We have referenced the term in this document because it is relevant to investors understanding of a critical condition precedent to the financing as described in the commitment letters referred to above.  EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States of America.  The items excluded from EBITDA are significant components in understanding and assessing financial performance of a business enterprise.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of operating performance or as a measure of liquidity.

The foregoing description of the merger agreement is not complete and is qualified in its entirety by reference to the merger agreement, which was filed on Form 8-K with the Securities and Exchange Commission on May 19, 2005.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the audited consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations; however, we believe that the disclosures made in the condensed consolidated financial statements are adequate to ensure the information presented herein is not misleading.  We encourage investors and other interested parties to read these condensed consolidated interim financial statements in conjunction with the Company’s Form 10-K/A as of and for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission on  May 26, 2005.

Principles of consolidation—The consolidated financial statements include the accounts of Metals USA and its subsidiaries.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current year’s presentation.

Interim Financial Information—The interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated.  All intercompany transactions and balances have been eliminated.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented.  We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication.  Adjustments made with respect to the use of estimates often relate to improved information not previously available.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.”  This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to the financial statements, we do not record compensation expense for stock-based compensation.  Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value will be estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123, will be recognized as an addition to paid-in-capital.  Under SFAS 123(R), registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R) to allow implementation at the beginning of the first annual reporting period that begins after June 15, 2005.  The pro forma table in Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.  We do not believe that the adoption of SFAS 123(R) will have a significant impact on our financial statements.

2.     Earnings Per Share

Earnings per Share—Basic excludes dilution and is determined by dividing net income available to common stockholders by the weighted average number of common stock outstanding during the period.  Earnings per Share—Diluted reflects the potential dilution that could occur if securities and other contracts to issue Common Stock were exercised or converted into Common Stock.  For the three and nine months ended September 30, 2004, the warrants were considered to be anti-dilutive and were omitted from the calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions of shares)

Weighted average shares used in computing income per share — basic	20.3	20.2	20.3	20.2
Effect of dilutive securities:
Stock options and warrants	0.8	0.6	0.7	0.5
Weighted average shares used in computing income per share — diluted .	21.1	20.8	21.0	20.7

Options outstanding			1.1	0.9
Warrants outstanding			3.6	3.6

3.     Inventories

        Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials —
Plates and Shapes	$166.2	$208.7
Flat Rolled	89.3	169.5
Building Products	30.2	21.0
Total raw materials	285.7	399.2
Work-in-process and finished goods —
Plates and Shapes	—	—
Flat Rolled	25.4	34.8
Building Products	30.4	28.9
Total work-in-process and finished goods	55.8	63.7
Total	$341.5	$462.9

4.     Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2005	2004

Accrued salaries and employee benefits	$14.3	$15.1
Accrued taxes, other than income	5.1	4.7
Accrued insurance	3.5	4.2
Accrued audit and tax fees	1.5	2.1
Accrued income taxes payable	0.5	1.0
Accrued lease terminations	1.5	3.6
Accrued interest	1.8	0.8
Accrued professional fees	0.6	—
Other	4.2	3.5
Total accrued liabilities	$33.0	$35.0

5.     Debt

Debt consists of the following:

	September 30,	December 31,
	2005	2004

Revolving Credit Facility	$125.2	$253.0
Industrial Revenue Bond	5.7	5.7
Mortgage Note	—	6.7
Other	1.6	5.2
Total debt	132.5	270.6
Less—current portion of debt	0.6	4.0
Total long-term portion of debt	$131.9	$266.6

The weighted average interest rates under our Revolving Credit Facility for the three months ended September 30, 2005 and 2004 were 5.62%, and 4.10%, respectively, and for the nine months ended September 30, 2005 and 2004 were 4.76%, and 4.34%, respectively.

Revolving Credit Facility

The Revolving Credit Facility is secured by all of our receivables, inventories, and intangible property.  Our property and equipment are not collateral for the Revolving Credit Facility.  Borrowings under the Revolving Credit Facility are limited to the lesser of a borrowing base, comprised of eligible receivables and inventories, or $350.0 in the aggregate. The agreement limits borrowings on inventory to 175% of eligible accounts receivable, as defined in the loan agreement.  As of September 30, 2005, our borrowing availability under the Revolving Credit Facility was $197.4.

        The Revolving Credit Facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The third amendment lowered the LIBOR margins to a range from 1.50% to 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, the third amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of $100.0 and maintain a fixed charge coverage ratio of 2.0 to 1.  A commitment fee is payable on any unused portion of the Revolving Credit Facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 6.75% and 4.03%, respectively, as of September 30, 2005.

The Revolving Credit Facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  Capital expenditures and restricted payments are limited to $35.0 and $25.0, respectively.  Cash dividends are permitted up to $2.2 of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0.  As long as our availability is $35.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of September 30, 2005.

6.     Commitments and Contingencies

Litigation Related to the Merger

Metals USA is aware of two purported class action lawsuits related to the merger filed against Metals USA and each of its directors in the Court of Chancery of the State of Delaware, in and for New Castle County.  These lawsuits, Robert I. Mawinney v. James E. Bolin, et al., C.A. No. 1367-N, filed on May 20, 2005 and Taam Associates, Inc. v. James E. Bolin, et al., C. A. No. 1383-N, filed on May 26, 2005, have been consolidated and a Consolidated Amended Class Action Complaint was filed on or about July 22, 2005.  The amended complaint alleges, among other things, that the merger consideration to be paid to the stockholders of Metals USA in the merger is “grossly unfair, inadequate and substantially below the fair or inherent value of the Company.”  In addition, the amended complaint alleges that the directors of Metals USA violated their fiduciary duties by, among other things, agreeing to the merger price in order to benefit themselves personally and financially and by failing to engage in a fair sales process and invite other bidders, and failing to conduct an active market check of Metals USA’s value.  The amended complaint further alleges that the proxy statement fails to disclose material information regarding the proposed transaction.  The amended complaint seeks, among other things, certification of the lawsuit as a class action, a declaration that the defendants have breached their fiduciary duties, an injunction preventing completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), and ordering the board of directors to permit a stockholders’ committee to ensure a fair procedure and adequate safeguards in connection with any transaction for the shares of Metals USA, compensatory damages to the class, and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.  Metals USA believes the consolidated class action is without merit and plans to defend it vigorously.  On October 11, 2005, we announced that we agreed in principle to resolve such class action lawsuits.  Under the proposed settlement, among other things, plaintiffs’ claims will be extinguished and Flag Holdings Corporation (“Parent”) and Flag Acquisition Corporation (“Sub”) will agree to waive, under certain circumstances, their right to receive any portion of the termination fee payable under the Agreement and Plan of Merger, dated as of May 18, 2005 (“Merger Agreement”), by and among the Company, Parent and Sub in excess of $13.6 million (representing a reduction of approximately 20% of such termination fee).   We continue to deny that we engaged in any wrongful acts and entered into this settlement solely for the purpose of eliminating the burden and expense of future litigation. The proposed settlement is subject to, among other things, final approval of the Court and consummation of the transactions contemplated by the Merger Agreement. Upon approval of the proposed settlement by the Court, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses.

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

The following is a summary of stock option activity:

	Weighted Average Fair Value per Share	Exercise Price per Share	Weighted Average Price per Share	Number of Shares

Balance, December 31, 2004				906,565
Granted to directors	—	—	—	—
Granted to employees	$8.47	$17.22	$17.22	180,272
Exercised	$3.30	$4.75 - $10.71	$9.57	(5,567)
Canceled or expired	—	—	—	—
Balance, September 30, 2005				1,081,270

Exercisable as of September 30, 2005			$6.77	506,508

Weighted average remaining Contractual life:				Years
September 30, 2005				3.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income as reported	$11.2	$31.8	$42.8	$84.0
Deduct:
Total stock-based employee compensation:
Expense determined under fair value based method	(0.2)	(0.1)	(0.5)	(0.3)
Pro forma net income	$11.0	$31.7	$42.3	$83.7
Net income per share—basic:
As reported	$0.55	$1.57	$2.11	$4.16
Pro forma	$0.54	$1.57	$2.08	$4.14
Net income per share—diluted:
As reported	$0.53	$1.53	$2.04	$4.06
Pro forma	$0.52	$1.52	$2.01	$4.04

Warrants

        For the nine months ended September 30, 2005, 1,465 warrants were exchanged for common stock.

8.     Segment and Related Information

        The following table shows summarized financial information concerning our reportable segments.  The reconciliation of operating income to net income before income taxes is shown within the Unaudited Consolidated Statements of Operations and therefore is not separately presented.

	Plates and Shapes	Flat Rolled	Building Products	Corporate And Other	Total

	As of and for the Three Months Ended September 30,
2005:
Net sales	$167.8	$182.3	$51.3	$(5.3)	$396.1
Operating income (loss)	14.2	6.2	5.4	(5.8)	20.0
Capital expenditures	3.5	0.9	0.5	0.1	5.0
Depreciation and amortization (1)	0.4	0.1	0.2	0.3	1.0

2004:
Net sales	$166.6	$201.1	$49.8	$(4.9)	$412.6
Operating income (loss)	28.7	27.1	1.4	(4.6)	52.6
Capital expenditures	2.2	0.5	0.5	0.3	3.5
Depreciation and amortization	0.2	0.1	0.1	0.1	0.5

	As of and for the Nine Months Ended September 30,
2005:
Net sales	$516.1	$600.4	$150.4	$(16.4)	$1,250.5
Operating income (loss)	50.2	28.0	15.4	(15.9)	77.7
Total assets	240.8	123.3	95.9	155.9	615.9
Capital expenditures	8.0	2.0	2.7	0.7	13.4
Depreciation and amortization (1)	1.2	0.3	0.4	0.9	2.8

2004:
Net sales	$460.0	$532.4	$136.0	$(13.0)	$1,115.4
Operating income (loss)	80.2	64.8	8.7	(12.9)	140.8
Total assets	245.2	162.3	78.2	148.0	633.7
Capital expenditures	7.4	1.4	1.8	3.0	13.6
Depreciation and amortization	0.6	0.2	0.2	0.2	1.2

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

Overview

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components.  Approximately 88% of our revenues are derived from our metal service center and distribution activities that are segmented into two groups, Plates and Shapes and Flat Rolled.  The remaining 12% of our revenues is derived from our Building Products Group that manufactures and distributes products primarily related to the residential construction and improvement industry.  We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes.  In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers.  Our Plates and Shapes Group and Flat Rolled Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers.  Our Building Products Group customers are distributors and contractors engaged in residential building projects.

Recent Developments

On May 18, 2005, Metals USA, Inc., announced that it had entered into an Agreement and Plan of Merger with Flag Holdings Corporation, a Delaware corporation and Flag Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Flag Holdings).  Subject to the satisfaction or waiver of the conditions contained in the Merger Agreement, Flag Acquisition will merge with and into Metals USA, with Metals USA continuing as the surviving corporation and as a wholly owned subsidiary of Flag Holdings. Flag Holdings is owned by affiliates of Apollo Management, L.P., a private investment firm. Certain members of Metals USA’s existing management team will participate as equity holders in the surviving corporation after the closing of the merger.

If the conditions to the merger agreement are waived or satisfied, at the effective time of the merger, each outstanding share of common stock, par value $.01 per share, of Metals USA (excluding any shares owned by Metals USA, affiliates of Apollo Management, L.P. or any of their respective direct or indirect wholly owned subsidiaries (which shall be cancelled and shall cease to exist with no payment being made with respect thereto) and any shares owned by stockholders properly exercising appraisal rights under Delaware law), shall be converted into and represent the right to receive $22.00 in cash, without interest.

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

Additionally, as of the effective time of the merger, each option to purchase shares under Metals USA’s 2002 Long-Term Incentive Plan whether vested or unvested, (other than options held by certain executive officers and other members of  management who may elect to convert their options into the right to purchase an equity interest in the surviving corporation) will be cancelled and the option holder shall be entitled to receive, as soon as practicable following the effective time, a cash payment equal to the amount by which $22.00 exceeds the exercise price for each share underlying such option, less applicable withholding taxes and without interest.  Any deferred stock granted under the 2002 Plan, will be cancelled and converted into the right to receive, from the surviving corporation, as soon as practicable following the effective time, an amount in cash equal to $22.00 for each share, less any applicable withholding taxes and without interest.  The foregoing description of the merger Agreement is not complete and is qualified in its entirety by reference to the merger agreement, which was filed on Form 8-K with the Securities and Exchange Commission on May 19, 2005, and is incorporated herein by reference.  If the merger is not completed for any other reason, stockholders will not receive any payment for their shares in connection with the merger.  Instead, we will remain an independent public company and our common stock will continue to be quoted and traded on the NASDAQ National Market.  In addition, if the Merger is not completed, we expect that management will operate the business in a manner similar to that in which it is being operated today and that our stockholders will continue to be subject to the same risks and opportunities as they currently are, including, among other things, the nature of the steel and metals industry on which our business depends, and general industry, economic and market conditions.  Accordingly, if the merger is not consummated, there can be no assurance as to the effect of these risks and opportunities on the future value of our shares of common stock.  If the merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered, or that our business, prospects or results of operations will not be adversely impacted.

On October 10, 2005, we announced that we will appoint Robert C. McPherson III as Senior Vice President and Chief Financial Officer at the effective time of the merger.  Mr. McPherson will replace Terry L. Freeman, the Company’s current Chief Financial Officer, who plans to resign upon completion of the Merger to pursue other interests.  If the Merger is not consummated, Mr. Freeman has informed the Company of his intention to remain as the Company’s Chief Financial Officer.  Mr. McPherson, who joined the Company in March 2003, was most recently Senior Vice President and President of the Company’s Building Products Group, and prior to that Senior Vice President, Business Development.  Before joining the Company, Mr. McPherson worked for California Steel Industries, Inc. as Controller and Treasurer. In advance of the formal transition, Mr. McPherson has already begun to spend substantial time and effort in order to take on responsibility for day-to-day financial management activities following completion of the Merger.  The Company also announced the promotion of Gerard Papazian to President of the Building Products Group, succeeding Mr. McPherson, effective at the same time.  Mr. Papazian, who has been with the Company the past five years, currently serves as Vice President of Operations for the Building Products Group and has over 20 years of experience in senior management positions in the building products industry.

On October 11, 2005, we announced that we agreed in principle to resolve a consolidated class action lawsuit brought against the Company and each of its directors in the Court of Chancery of the State of Delaware, in and

for New Castle County. The class action is a consolidation of two lawsuits (Robert I. Mawinney v. James E. Bolin, et al., C.A. No. 1367-N and Taam Associates, Inc. v. James E. Bolin, et al., C.A. No. 1383-N) related to the pending transactions contemplated by the Merger Agreement. Under the proposed settlement, among other things, plaintiffs’ claims will be extinguished and Flag Holdings and Flag Acquisition will agree to waive, under certain circumstances, their right to receive any portion of the termination fee payable under the Merger Agreement in excess of $13.6 million (representing a reduction of approximately 20% of the termination fee).  We continue to deny that we engaged in any wrongful acts and entered into this settlement solely for the purpose of eliminating the burden and expense of future litigation. The proposed settlement is subject to, among other things, final approval of the Court and consummation of the Merger. Upon approval of the proposed settlement by the Court, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses.

On October 19, 2005, our stockholders approved the adoption of the merger agreement.  Other conditions, however, continue to remain unsatisfied, including Flag Holdings and Flag Acquisition obtaining the necessary debt financing to fund the transactions contemplated by the merger agreement.  No assurances can be made that such conditions will be met or waivers to these conditions will be obtained.  We are working with Apollo and its affiliates toward completing the merger as quickly as possible, and we anticipate that it will be completed in the fourth quarter of 2005, assuming satisfaction of all of the conditions to the merger.   However, because the merger is subject to certain conditions, the exact timing of the merger and the likelihood of the consummation thereof cannot be predicted.  Specifically, as we disclosed in our proxy statement dated September 14, 2005, the debt financing commitment letter that Flag Holdings and Flag Acquisition received from their prospective lenders relating to the merger is conditioned upon, among other things, the Company having excess borrowing capacity of at least $75.0 million under the asset based revolving credit facility to take effect at the effective time of the merger, and the Company’s consolidated EBITDA for the four-fiscal quarter period ended September 30, 2005, not being less than $117.5 million.  With respect to the asset based revolving credit facility, we expect the excess capacity will be in excess of $100.0 million, and accordingly the excess capacity condition is anticipated to be satisfied.  However, the Company’s consolidated EBITDA for the four-fiscal quarter period ended September 30, 2005 was approximately $114.2 million, which is $3.3 million below the minimum EBITDA condition specified in Flag Acquisition’s debt financing commitment letter.  As a result of the Company’s failure to meet this minimum EBITDA condition, Flag Acquisition’s debt providers are not obligated to provide the debt financing to complete the merger.  If any portion of Flag Acquisition’s debt financing becomes unavailable, Flag Holdings will be required to use its reasonable best efforts to obtain alternative financing on substantially comparable or more favorable terms from other sources within 30 days after all of the other conditions to the merger agreement have been satisfied.  If Flag Holdings is unable to obtain such alternative financing within such 30 day period, Flag Holdings will not be obligated to close the transaction because its obligation under the merger agreement is conditioned upon having obtained debt financing or alternative debt financing.  Accordingly, if Flag Holdings and Flag Acquisition’s lenders, in their sole discretion, do not waive the minimum EBITDA condition, and Flag Holdings is unable to obtain alternative debt financing within the 30 day period as described above, Flag Holdings will not be obligated to close the merger, and the merger may terminate as a result.  We cannot assure you that the prospective lenders will waive the minimum EBITDA condition or that Flag Holdings will be able to obtain alternative debt financing.

As the term is used in this document, EBITDA is the summation of Operating Income and Depreciation and Amortization.  We have referenced the term in this document because it is relevant to investors understanding of a critical condition precedent to the financing as described in the commitment letters referred to above.  EBITDA should not be considered as a measure of financial performance under accounting principles generally accepted in the United States.  The items excluded from EBITDA are significant components in understanding and assessing financial performance of a business enterprise.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of operating performance or as a measure of liquidity.

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements.  Each quarter we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts.  Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available.  Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. At September 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $8.3 million and $7.7 million, respectively.  The rate of future credit losses may not be similar to past experience.  Due to the uncertainty inherent in these matters, actual results could differ from the estimates we used in connection with these critical accounting policies.  We are not aware of any reasonably likely event that would result in materially different amounts being reported.

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

We record the effect of any necessary adjustments prior to the publication of our consolidated financial statements each quarterly reporting period.  Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available.  Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements.  At September 30, 2005 and December 31, 2004, the inventory valuation allowance was $6.2 million and $5.3 million, respectively.  The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.  Due to the uncertainty inherent in these matters, actual results could differ from the estimates we used in connection with these critical accounting policies.  We are not aware of any reasonably likely event that would result in materially different amounts being reported.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results — Three Months Ended September 30, 2005 Compared to September 30, 2004

	2005	%	2004	%
	(In millions, except percentages)
Net sales	$396.1	100.0%	$412.6	100.0%
Cost of sales	311.5	78.6%	295.1	71.5%
	84.6	21.4%	117.5	28.5%
Operating and delivery	38.1	9.6%	36.6	8.9%
Selling, general and administrative	25.6	6.5%	27.8	6.7%
Depreciation and amortization	0.9	0.2%	0.5	0.1%
Operating income	20.0	5.0%	52.6	12.7%
Interest expense	2.4	0.6%	2.1	0.5%
Other (income) expense, net	0.0	0.0%	(1.2)	(0.3)%
Income before income taxes	$17.6	4.4%	$51.7	12.5%

Net sales.  Net sales decreased $16.5 million, or 4.0%, from $412.6 million for the three months ended September 30, 2004 to $396.1 million for the three months ended September 30, 2005.  The decrease in sales was primarily attributable to a 3.0% decrease in volumes and lower average realized prices of 2.0% for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products Group by $1.5 million.

Cost of sales.  Cost of sales increased $16.4 million, or 5.6%, from $295.1 million for the three months ended September 30, 2004, to $311.5 million for the three months ended September 30, 2005.  The increase in cost of sales was primarily attributable to a 9.9% increase in the average cost per ton partially offset by a 3.0% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales increased from 71.5% in 2004 to 78.6% in the same period in 2005.  This percentage increase was primarily due to the combination of lower average realized sales per ton and higher average costs per ton.

Operating and delivery.  Operating and delivery expenses increased $1.5 million, or 4.1%, from $36.6 million for the three months ended September 30, 2004 to $38.1 million for the three months ended September 30, 2005.  This increase was primarily due to an increase in delivery costs as a result of higher energy prices.  As a percentage of net sales, operating and delivery expenses increased from 8.9% for the three months ended September 30, 2004 to 9.6% for the three months ended September 30, 2005.  This percentage increase was primarily due to lower sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Selling, general and administrative.  Selling, general and administrative expenses decreased $2.2 million, or 7.9%, from $27.8 million for the three months ended September 30, 2004 to $25.6 million for the three months ended September 30, 2005.  This decrease was due primarily to reduced incentive compensation which resulted from lower profits.  As a percentage of net sales, selling, general and administrative expenses decreased from 6.7% for the three months ended September 30, 2004 to 6.5% for the three months ended September 30, 2005.  This percentage decrease was primarily due to lower selling, general and administrative expenses.

Depreciation and amortization.  Depreciation and amortization expense increased $0.4 million, from $0.5 million for the three months ended September 30, 2004 to $0.9 million for the three months ended September 30, 2005, due to the fixed asset additions made during the past twelve months.

Operating income.  Operating income decreased $32.6 million, from $52.6 million for the three months ended September 30, 2004 to $20.0 million for the three months ended September 30, 2005.  As a percentage of net sales, operating income decreased from 12.7% for the three months ended September 30, 2004 to 5.0% for the three months ended September 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials and lower sales volumes in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $0.3 million, or 14.3%, from $2.1 million for the three months ended September 30, 2004 to $2.4 million for the three months ended September 30, 2005, primarily as a result of higher interest rates in 2005 which more than offset lower borrowings on the revolving credit facility.

Consolidated Results — Nine Months Ended September 30, 2005 Compared to September 30, 2004

	2005	%	2004	%
	(In millions, except percentages)
Net sales	$1,250.5	100.0%	$1,115.4	100.0%
Cost of sales	981.9	78.5%	784.7	70.4%
	268.6	21.5%	330.7	29.6%
Operating and delivery	113.8	9.1%	109.7	9.8%
Selling, general and administrative	74.6	6.0%	79.0	7.1%
Depreciation and amortization	2.5	0.2%	1.2	0.1%
Operating income	77.7	6.2%	140.8	12.6%
Interest expense	8.8	0.7%	5.8	0.5%
Other (income) expense, net	(0.2)	0.0%	(1.6)	(0.1)%
Income before income taxes	$69.1	5.5%	$136.6	12.2%

Net sales.  Net sales increased $135.1 million, or 12.1%, from $1,115.4 million for the nine months ended September 30, 2004 to $1,250.5 million for the nine months ended September 30, 2005.  The increase in sales was primarily attributable to a 20.4% increase in average realized prices partially offset by a 6.7% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Net sales increased for our Building Products Group by $14.4 million.

Cost of sales.  Cost of sales increased $197.2 million, or 25.1%, from $784.7 million for the nine months ended September 30, 2004, to $981.9 million for the nine months ended September 30, 2005.  The increase in cost of sales was primarily attributable to a 36.3% increase in the average cost per ton partially offset by a 6.7% decrease in volumes for our Flat Rolled and Plates and Shapes Product Groups.  Cost of sales as a percentage of net sales increased from 70.4% in 2004 to 78.5% in the same period in 2005.  This percentage increase was primarily due to the combination of lower average realized sales per ton and higher average costs per ton.

Operating and delivery.  Operating and delivery expenses increased $4.1 million, or 3.7%, from $109.7 million for the nine months ended September 30, 2004 to $113.8 million for the nine months ended September 30, 2005.  This increase was primarily due to increased labor and delivery costs.  As a percentage of net sales, operating and delivery expenses decreased from 9.8% for the nine months ended September 30, 2004 to 9.1% for the nine months ended September 30, 2005.  This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Selling, general and administrative.  Selling, general and administrative expenses decreased $4.4 million, or 5.6%, from $79.0 million for the nine months ended September 30, 2004 to $74.6 million for the nine months ended September 30, 2005.  This was principally due to decreased incentive compensation resulting from lower margins from our Flat Rolled and Plates and Shapes Product Groups.  As a percentage of net sales, selling, general and administrative expenses decreased from 7.1% for the nine months ended September 30, 2004 to 6.0% for the nine months ended September 30, 2005.  This percentage decrease was primarily due to the increased average realized sales prices in our Flat Rolled and Plates and Shapes Product Groups.

Depreciation and amortization.  Depreciation and amortization increased $1.3 million, from $1.2 million for the nine months ended September 30, 2004 to $2.5 million for the nine months ended September 30, 2005, due to the fixed asset additions made during the prior twelve months.

Operating income.  Operating income decreased $63.1 million, from $140.8 million for the nine months ended September 30, 2004 to $77.7 million for the nine months ended September 30, 2005.  This decrease was due to the increased cost of raw materials and to a lesser extent decreased shipments in our Flat Rolled and Plates and Shapes Product Groups.

Interest expense.  Interest expense increased $3.0 million, from $5.8 million for the nine months ended September 30, 2004 to $8.8 million for the nine months ended September 30, 2005, primarily as a result of increased debt incurred to support the increased working capital requirements in early 2005, and to a lesser extent higher interest rates in 2005.

Segment Results — Three Months Ended September  30, 2005 Compared to September  30, 2004

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2005:
Plates and Shapes	$167.8	$153.6	$14.2	$3.5	189
Flat Rolled	182.3	176.1	6.2	0.9	173
Building Products	51.3	45.9	5.4	0.5	—
Corporate and other	(5.3)	0.5	(5.8)	0.1	(6)
Total	$396.1	$376.1	$20.0	$5.0	356

2004:
Plates and Shapes	$166.6	$137.9	$28.7	$2.2	183
Flat Rolled	201.1	174.0	27.1	0.5	190
Building Products	49.8	48.4	1.4	0.5	—
Corporate and other	(4.9)	(0.3)	(4.6)	0.3	(6)
Total	$412.6	$360.0	$52.6	$3.5	367

(1)            Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $1.2 million, or 0.7%, from $166.6 million for the three months ended September 30, 2004 to $167.8 million for the three months ended September 30, 2005.  This increase was primarily due to a 3.3% increase in shipments partially offset by a 2.5% decrease in the average sales price per ton for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Operating costs and expenses increased $15.7 million, or 11.4%, from $137.9 million for the three months ended September 30, 2004 to $153.6 million for the three months ended September 30, 2005.  This increase was attributable to the higher operating expenses primarily from increased raw material costs and increased shipments.  Operating costs and expenses as a percentage of net sales increased from 82.8% for the three months ended September 30, 2004 to 91.5% for the three months ended September 30, 2005. This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $14.5 million, from $28.7 million for the three months ended September 30, 2004 to $14.2 million for the three months ended September 30, 2005.  This decrease was primarily attributable to increased cost of raw materials in 2005. Operating income as a percentage of net sales decreased from 17.2% for the three months ended September 30, 2004 to 8.5% for the three months ended September 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Flat Rolled.  Net sales decreased $18.8 million, or 9.3%, from $201.1 million for the three months ended September 30, 2004 to $182.3 million for the three months ended September 30, 2005.  This decrease was primarily due to an 8.9% decrease in shipments and a 0.4% decrease in the average sales price per ton for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Operating costs and expenses increased $2.1 million, or 1.2%, from $174.0 million for the three months ended September 30, 2004 to $176.1 million for the three months ended September 30, 2005.  This increase was attributable to higher operating expenses primarily from the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, increased from 86.5% for the three months ended September 30, 2004 to 96.6% for the three months ended September 30, 2005.  This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $20.9 million, from $27.1 million for the three months ended September 30, 2004 to $6.2 million for the three months ended September 30, 2005.  This decrease was primarily attributable to increased cost of raw materials and decreased shipments in 2005.  Operating income as a percentage of net sales decreased from 13.5% for the three months ended September 30, 2004 to 3.4% for the three months ended September 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Building Products.  Net sales increased $1.5 million, or 3.0%, from $49.8 million for the three months ended September 30, 2004 to $51.3 million for the three months ended September 30, 2005.  The increase in net sales was principally due to higher selling prices.

Operating costs and expenses decreased $2.5 million, or 5.2%, from $48.4 million for the three months ended September 30, 2004 to $45.9 million for the three months ended September 30, 2005. This decrease was primarily due to lower selling, general, and administrative expenses resulting from the closure of several Building Products facilities in 2004.  Operating costs and expenses as a percentage of net sales decreased from 97.2% for the three months ended September 30, 2004 to 89.5% for the three months ended September 30, 2005.

Operating income increased by $4.0 million, from $1.4 million for the three months ended September 30, 2004 to $5.4 million for the three months ended September 30, 2005.  Operating income as a percentage of net sales increased from 2.8% for the three months ended September 30, 2004 to 10.5% for the three months ended September 30, 2005. This percentage increase was due to lower operating expenses and higher net sales.

        Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $1.2 million, from $4.6 million for the three months ended September 30, 2004 to $5.8 million for the three months ended September 30, 2005.  This increase was primarily attributable to increased professional fees and employee benefit costs.

Segment Results — Nine Months Ended September 30, 2005 Compared to September 30, 2004

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2005:
Plates and Shapes	$516.1	$465.9	$50.2	$8.0	553
Flat Rolled	600.4	572.4	28.0	2.0	554
Building Products	150.4	135.0	15.4	2.7	—
Corporate and other	(16.4)	(0.5)	(15.9)	0.7	(18)
Total	$1,250.5	$1,172.8	$77.7	$13.4	1,089

2004:
Plates and Shapes	$460.0	$379.8	$80.2	$7.4	582
Flat Rolled	532.4	467.6	64.8	1.4	602
Building Products	136.0	127.3	8.7	1.8	—
Corporate and other	(13.0)	(0.1)	(12.9)	3.0	(17)
Total	$1,115.4	$974.6	$140.8	$13.6	1,167

(1)            Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes.  Net sales increased $56.1 million, or 12.2%, from $460.0 million for the nine months ended September 30, 2004 to $516.1 million for the nine months ended September 30, 2005.  This increase was primarily due to an 18.1% increase in the average sales price per ton partially offset by a 5.0% decrease in shipments for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills in 2005 compared to 2004.

Operating costs and expenses increased $86.1 million, or 22.7%, from $379.8 million for the nine months ended September 30, 2004 to $465.9 million for the nine months ended September 30, 2005.  This increase was primarily attributable to the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales increased from 82.6% for the nine months ended September 30, 2004 to 90.3% for the nine months ended September 30, 2005. This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $30.0 million, from $80.2 million for the nine months ended September 30, 2004 to $50.2 million for the nine months ended September 30, 2005.  This decrease was primarily attributable to increased cost of raw materials and decreased shipments in 2005.  Operating income as a percentage of net sales decreased from 17.4 % for the nine months ended September 30, 2004 to 9.7% for the nine months ended September 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Flat Rolled.  Net sales increased $68.0 million, or 12.8%, from $532.4 million for the nine months ended September 30, 2004 to $600.4 million for the nine months ended September 30, 2005.  This increase was primarily due to a 22.5% increase in the average sales price per ton partially offset by an 8.0% decrease in shipments for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  The increase in average realized sales prices was primarily due to the industry-wide raw material cost increases from producing mills in 2005 compared to 2004.

Operating costs and expenses increased $104.8 million, or 22.4%, from $467.6 million for the nine months ended September 30, 2004 to $572.4 million for the nine months ended September 30, 2005.  This increase was attributable to higher operating expenses primarily from the higher cost of raw materials.  Operating costs and expenses as a percentage of net sales, increased from 87.8% for the nine months ended September 30, 2004 to 95.3% for the nine months ended September 30, 2005.  This percentage increase was primarily due to the increased cost of raw materials.

Operating income decreased by $36.8 million, from $64.8 million for the nine months ended September 30, 2004 to $28.0 million for the nine months ended September 30, 2005.  This decrease was primarily attributable to increased cost of raw materials and decreased shipments in 2005.  Operating income as a percentage of net sales decreased from 12.2% for the nine months ended September 30, 2004 to 4.7% for the nine months ended September 30, 2005.  This percentage decrease was primarily due to the increased cost of raw materials.

Building Products.  Net sales increased $14.4 million, or 10.6%, from $136.0 million for the nine months ended September 30, 2004 to $150.4 million for the nine months ended September 30, 2005.  The increase in net sales was principally due to a higher demand for these products, particularly in the Southeastern region of the United States, as residents continued to rebuild after the 2004 storm damage, along with higher selling prices.

Operating costs and expenses increased $7.7 million, or 6.0%, from $127.3 million for the nine months ended September 30, 2004 to $135.0 million for the nine months ended September 30, 2005 primarily due to the increased cost of raw materials.  Operating costs and expenses as a percentage of net sales decreased from 93.6% for the nine months ended September 30, 2004 to 89.8% for the nine months ended September 30, 2005.

Operating income increased by $6.7 million, from $8.7 million for the nine months ended September 30, 2004 to $15.4 million for the nine months ended September 30, 2005.  Operating income as a percentage of net sales increased from 6.4% for the nine months ended September 30, 2004 to 10.2% for the nine months ended September 30, 2005.  This percentage increase was primarily due to higher net sales.

        Corporate and other.  This category reflects certain administrative costs and expenses management has not allocated to its industry segments.  These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses.  The negative net sales amount represents the elimination of intercompany sales.  The operating loss increased $3.0 million, from $12.9 million for the nine months ended September 30, 2004 to $15.9 million for the nine months ended September 30, 2005.  This increase was primarily attributable to increased professional fees and employee benefit costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our revolving credit facility and our cash flow from operations.  At September 30, 2005, our borrowing availability was $197.4 million and we had cash of $12.4 million.  Further, our debt as a percentage of total capitalization (debt plus stockholders equity) was 26.2% at September 30, 2005, compared to 45.2% at December 31, 2004.  Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit.  See Financing Activities below.  At October 18, 2005, we had $118.6 million drawn and borrowing availability of $205.1 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices.  When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our gross profit and our working capital (which consists primarily of accounts receivable and inventory) tend to increase in a rising price environment.  Conversely, when metal prices fall, our gross profit and working capital tend to decrease.  Our working capital (current assets less current liabilities) decreased from $565.0 million at December 31, 2004 to $463.2 million at September 30, 2005, primarily due to the reduction in inventory.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Consolidated Statements of Cash Flows which are set forth under Item 1—“Financial Statements.”

During the nine months ended September 30, 2005, net cash provided by operating activities was $151.1 million.  We had operating income of $77.7 million during the nine months ended September 30, 2005, $121.4 million of cash was provided by the reduction of inventories.  During the nine months ended September 30, 2004, net cash used by operating activities was $74.4 million, which due to rising metal prices, was the principal reason our inventory levels increased by $137.5 million.

Net cash used in investing activities was $13.2 million for the nine months ended September 30, 2005 and consisted of $13.3 million of purchases of assets, offset by sales of assets of $0.1 million.  Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2004 and consisted of $13.6 million of purchases of assets, offset by sales of assets of $0.5 million.  For the nine months ended September 30, 2005, the most significant capital projects were the acquisition of new laser cutting equipment at our Plates and Shapes facility in the New Orleans area and the expansion of our Plates and Shapes facility in Greensboro, North Carolina.  For the nine months ended September 30, 2004, the most significant capital projects were the expansion and purchase of new paint line equipment at our Plates and Shapes facility in the New Orleans area and  the expansion of our Plates and Shapes facility near Dallas, Texas.

Net cash used in financing activities was $138.1 million for the nine months ended September 30, 2005 and consisted primarily of net payments on the revolving credit facility of $127.8 million and $10.3 million of payments on other long-term debt.  Net cash provided by financing activities was $89.0 million for the nine months ended September 30, 2004 and consisted primarily of net borrowings on the revolving credit facility.

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

        Our revolving credit facility bears interest at the bank’s base rate or LIBOR, at our option, plus an applicable margin based on a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined and adjusted) to cash interest expense (the “fixed charge coverage ratio”).  The fixed charge coverage ratio is determined by dividing EBITDA by the sum of net capital expenditures, income taxes paid in cash, dividends, or other preference payments, interest expense paid in cash and scheduled principal reductions on debt.  The applicable margin for base rate loans ranges from 0.00% to 0.50%.  The November amendment lowered the LIBOR margins from a range between 2.00% and 3.00% to a range between 1.50% and 2.50%.  These marginal rates vary with our financial performance as measured by the fixed charge coverage ratio.  Additionally, that amendment provides for a further reduction in the marginal LIBOR rates of 0.25% if we maintain a trailing twelve month EBITDA of at least $100.0 million and maintain a fixed charge coverage ratio of at least 2.0 to 1.  A commitment fee is payable on any unused portion of the revolving credit facility.  The commitment fee varies between 0.250% and 0.375% per annum, based on the fixed charge coverage ratio.  The applicable base rate and the effective LIBOR rate were 6.75% and 4.03% as of  September 30, 2005.

        Our revolving credit facility requires us to comply with various affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability, or, if the required borrowing base availability is not maintained, the maintenance of the fixed charge coverage ratio, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and quarterly dividends, and (iv) obtaining the lenders’ consent with respect to certain individual acquisitions.  The third amendment to the revolving credit facility allows for an increase in capital expenditures, from $25.0 million to $35.0 million.  Additionally, it increased the allowance for restricted payments from $10.0 million to $25.0 million and for the payment of up to $2.2 million of dividends in any fiscal quarter provided that borrowing base availability is greater than $40.0 million.  As long as our availability is $35.0 million or greater, we do not have to maintain a minimum fixed charge coverage ratio.  Should availability fall below $35.0 million, we must maintain a fixed charge coverage ratio of 1.0 to 1.0.  We were in compliance with all of the covenants as of September 30, 2005 and October 18, 2005.

Commitments and Contingencies

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2005.  We enter into operating leases for many of our facility, vehicle and equipment needs.  These leases allow us to conserve cash by paying a monthly lease rental fee rather than purchasing facilities, vehicles and equipment.  At the end of the lease, we have no further obligation to the lessor.  There have been no material changes in our contractual obligations as disclosed in the Form 10-K as of and for the year ended December 31, 2004, except for borrowings on our revolving credit facility (which are disclosed separately herein) and a lease agreement whereby we have purchased a facility (which we had leased) for $3.0 million on April 13, 2005.  Further, on May 31, 2005, we repaid the real estate mortgage note for $6.7 million.  We have varying amounts of open purchase orders that are subject to renegotiation or cancellation by either party as to both quantity or price.  As of September 30, 2005 that amount was approximately $180.0 million.  Generally, the amounts outstanding relate to delivery periods of up to twelve weeks from the date of the purchase order.

We are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business.  We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.”  This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to the financial statements, we do not record compensation expense for stock-based compensation.  Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The fair value will be estimated using an option-pricing model.  Excess tax benefits, as defined in SFAS 123, will be recognized as an addition to paid-in-capital.  Under SFAS 123(R), registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123(R) to allow implementation at the beginning of the first annual reporting period that begins after June 15, 2005.  The pro forma table in Note 7 of the Condensed Notes to the Unaudited Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.  We do not believe that the adoption of SFAS 123(R) will have a significant impact on our financial statements.

Storm Damage

Two major storms hit the Gulf Coast in August and September of this year.  We were fortunate in that our production facilities in the affected areas did not incur any significant damage.

Industry Trends

      In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia.  This iron ore price was unprecedented, and will ultimately result in a cost increase for the European and other large integrated steel mills throughout the world.  We anticipate that both foreign and domestic mills will have to continue the disciplined practice they implemented in 2004 of passing along such added costs, in the form of both price increases and surcharges.  Although the domestic steel producers have demonstrated restraint in curbing manufacturing capacity; the decline in automotive build rate in the United States has increased the amount of steel available to the domestic manufacturing industries earlier this year.  We believe this excess of supply adversely affected the market price of flat rolled steel; however, this supply imbalance appears to have worked through the market and has been resolved.  As a result, this September, the mills reflected their initial price increases into the domestic markets. When any further price increases will begin to affect the domestic market is difficult to predict, but we believe further price increases will occur. Currently the global factors driving raw material prices are in place to keep metal prices — particularly steel — at high levels (compared to the prevailing price levels in 2000 through 2003) for at least the next year.  However, any number of political or general economic factors could cause metal prices to decline.  With good demand from the domestic economy, and adequate supply of metal, we expect the last quarter of 2005 and the first quarter of 2006 to be good for our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate primarily to our revolving credit facility.  The outstanding balance of $125.2 million as of September 30, 2005 is subject to interest rate risks.  A hypothetical 1% increase in interest rates would increase our interest expense by $1.3 million per annum.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Litigation Related to the Merger

Metals USA is aware of two purported class action lawsuits related to the merger filed against Metals USA and each of its directors in the Court of Chancery of the State of Delaware, in and for New Castle County.  These lawsuits, Robert I. Mawinney v. James E. Bolin, et al., C.A. No. 1367-N, filed on May 20, 2005 and Taam Associates, Inc. v. James E. Bolin, et al., C. A. No. 1383-N, filed on May 26, 2005, have been consolidated and a Consolidated Amended Class Action Complaint was filed on or about July 22, 2005.  The amended complaint alleges, among other things, that the merger consideration to be paid to the stockholders of Metals USA in the merger is “grossly unfair, inadequate and substantially below the fair or inherent value of the Company.”  In addition, the amended complaint alleges that the directors of Metals USA violated their fiduciary duties by, among other things, agreeing to the merger price in order to benefit themselves personally and financially and by failing to engage in a fair sales process and invite other bidders, and failing to conduct an active market check of Metals USA’s value.  The amended complaint further alleges that the proxy statement fails to disclose material information regarding the proposed transaction.  The amended complaint seeks, among other things, certification of the lawsuit as a class action, a declaration that the defendants have breached their fiduciary duties, an injunction preventing completion of the merger (or rescinding the merger if it is completed prior to the receipt of such relief), and ordering the board of directors to permit a stockholders’ committee to ensure a fair procedure and adequate safeguards in connection with any transaction for the shares of Metals USA, compensatory damages to the class, and attorneys’ fees and expenses, along with such other relief as the court might find just and proper.  Metals USA believes the consolidated class action is without merit and plans to defend it vigorously. On October 11, 2005, we announced that we agreed in principle to resolve such class action lawsuits.  Under the proposed settlement, among other things, plaintiffs’ claims will be extinguished and Flag Holdings Corporation (“Parent”) and Flag Acquisition Corporation (“Sub”) will agree to waive, under certain circumstances, their right to receive any portion of the termination fee payable under the Agreement and Plan of Merger, dated as of May 18, 2005 (“Merger Agreement”), by and among the Company, Parent and Sub in excess of $13.6 million (representing a reduction of approximately 20% of such termination fee).   We continue to deny that we engaged in any wrongful acts and entered into this settlement solely for the purpose of eliminating the burden and expense of future litigation.  The proposed settlement is subject to, among other things, final approval of the Court and consummation of the transactions contemplated by the Merger Agreement.  Upon approval of the proposed settlement by the Court, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses.

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

31.1*	Certification of the Chief Executive Officer, dated October 20, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, dated October 20, 2005, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, Dated October 20, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Dated October 20, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

METALS USA, INC.

Date: October 27, 2005	By:	/S/TERRY L. FREEMAN
Terry L. Freeman
Senior Vice President
and Chief Financial Officer