Form 10-Q
period 2007-09-30
METALS USA INC; Flag Intermediate Holdings CORP
filed 2007-11-01
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number 333-132918

FLAG INTERMEDIATE HOLDINGS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Commission File Number 001-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Riverway, Suite 1100 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrants’ telephone number, including area code: (713) 965-0990

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                               Accelerated filer  ☐                              Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐

Number of shares of common stock outstanding at November 1, 2007 of Flag Intermediate Holdings Corporation: 100

Number of shares of common stock outstanding at November 1, 2007 of Metals USA, Inc.: 100

SAFE HARBOR STATEMENT—FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds;

•	expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow; and

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as otherwise required by applicable law.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARY

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash	$11.1	$14.2
Accounts receivable, net of allowance of $9.0 and $8.4, respectively	230.7	212.2
Inventories	400.9	447.3
Deferred income tax asset	17.3	15.0
Prepaid expenses and other	10.7	14.9

Total current assets	670.7	703.6
Property and equipment, net	199.9	194.6
Intangible assets, net	13.4	19.9
Goodwill	79.2	47.1
Other assets	16.4	16.7

Total assets	$979.6	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$78.9	$71.2
Accrued liabilities	63.4	59.0
Current portion of long-term debt	2.4	0.5

Total current liabilities	144.7	130.7
Long-term debt, less current portion	582.5	610.1
Deferred income tax liability	63.1	67.6
Other long-term liabilities	28.1	25.9

Total liabilities	818.4	834.3

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2007, and December 31, 2006, respectively	—	—
Additional paid-in capital	121.1	118.0
Retained earnings	39.6	30.2
Accumulated other comprehensive income (loss)	0.5	(0.6)

Total stockholder’s equity	161.2	147.6

Total liabilities and stockholder’s equity	$979.6	$981.9

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	$469.6	$477.6	$1,413.1	$1,365.4
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	363.2	354.2	1,083.2	1,038.6
Operating and delivery	43.7	46.0	133.6	131.2
Selling, general and administrative	28.2	29.9	86.4	87.2
Depreciation and amortization	5.2	4.6	15.5	13.4
Impairment of property and equipment	—	—	0.2	—

Operating income	29.3	42.9	94.2	95.0
Other (income) expense:
Interest expense	14.4	14.7	43.9	39.6
Other (income) expense, net	(0.1)	(0.3)	(0.1)	(0.5)

Income before income taxes	15.0	28.5	50.4	55.9
Provision for income taxes	7.3	11.2	21.4	22.6

Net income	$7.7	$17.3	$29.0	$33.3

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$29.0	$33.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of property and equipment	0.2	—
Provision for bad debts	1.7	3.8
Depreciation and amortization	16.6	14.2
Amortization of debt issuance costs	2.0	1.9
Deferred income taxes	(4.5)	(8.7)
Stock-based compensation	4.5	1.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15.8)	(53.7)
Inventories	50.6	(92.2)
Prepaid expenses and other	3.5	12.8
Accounts payable and accrued liabilities	6.5	36.0
Other	3.7	0.4

Net cash provided by (used in) operations	98.0	(51.2)

Cash flows from investing activities:
Sale of assets	1.0	—
Purchases of assets	(16.0)	(11.1)
Acquisition costs, net of cash acquired	(38.4)	(45.7)

Net cash used in investing activities	(53.4)	(56.8)

Cash flows from financing activities:
Borrowings on credit facility	337.0	361.6
Repayments on credit facility	(366.0)	(225.5)
Repayments on long-term debt	(0.5)	(0.4)
Deferred financing costs	(1.7)	(2.2)
Dividends paid	(16.5)	(25.0)

Net cash (used in) provided by financing activities	(47.7)	108.5

Net increase (decrease) in cash	(3.1)	0.5
Cash, beginning of period	14.2	11.3

Cash, end of period	$11.1	$11.8

Supplemental Cash Flow Information:
Cash paid for interest	$33.5	$29.0

Cash paid for income taxes	$21.2	$11.8

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Basis of Presentation

Organization

In May 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company.”

We are a leading provider of value-added processed steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. Our operations are organized into three product group segments. Over the last twelve months ended September 30, 2007, approximately 91% of our revenue was derived from our metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers who generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform customized, value-added processing services required to meet specifications provided by end-use customers. The Flat Rolled and Non-Ferrous Group and Plates and Shapes Group customers are in businesses such as machining, furniture, transportation equipment, power and process equipment, industrial/commercial, construction and fabrication, consumer durables, electrical equipment industries, and machinery and equipment manufacturers. The Building Products Group customers are primarily contractors engaged in residential and commercial building products. See Note 11, Segment and Related Information.

Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Interim Financial Information—The interim condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim condensed consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Allowance for Doubtful Accounts—The determination of collectibility of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out (“FIFO”) method of accounting. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions.

Goodwill—We use estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of net tangible and identifiable intangible assets acquired. Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed.

Intangible Assets—Intangible assets consist primarily of customer lists. We are amortizing the customer lists over five years using an accelerated amortization method which approximates their useful life and economic value to us.

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the terms of the respective agreements.

Revenue recognition—We recognize revenues generally when products are shipped and our significant obligations have been satisfied. Shipping and handling costs billed to our customers are accounted for as revenues. Risk of loss for products shipped passes at the time of shipment. Provisions are made currently for estimated returns.

Cost of sales—Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups classify, within cost of sales, the underlying commodity cost of metal purchased in mill form, the cost of inbound freight charges together with third-party processing cost, if any.

Cost of sales with respect to our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process.

Operating and delivery expense—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers.

Delivery expense totaled $11.8, $12.4, $35.0 and $36.4 for the three and nine months ended September 30, 2007 and 2006, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems and professional services costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the Company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales. This caption also includes amortization of intangible assets.

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet (formerly Dura-Loc—see Note 2), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholder’s Equity.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect any impact to its financial statements upon adoption of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 did not have a material effect on the Company’s financial statements. The adoption of the measurement element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable,

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 may have on the Company’s financial statements.

2. Acquisitions

2006 Acquisitions

In May 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the net assets acquired of $28.9 was allocated to goodwill. In connection with the completion of the valuation of the customer list intangibles in the fourth quarter of 2006, $9.4 was reclassified from goodwill to customer list intangible assets. In addition, the fair value of inventories and property and equipment were increased by $5.7 and $18.1, respectively. These acquisitions are described in more detail below.

On May 17, 2006, we purchased all of the assets and business operations of Port City Metal Services (“Port City”), located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable under the performance criteria has been accrued in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc Roofing Systems Limited (“Dura-Loc”) for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada. Effective June 30, 2007, we changed the trade name from Dura-Loc to Allmet to better facilitate our marketing objectives.

The results of operations of the 2006 Acquisitions are included in the Company’s consolidated results of operations beginning May 1, 2006 (Port City) and May 13, 2006 (Allmet).

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”), for approximately $42.4. The purchase price was funded by borrowings under the ABL facility, $38.4 of which was paid at closing, and approximately $4.0 of which is deferred and will be paid in various installments over the next two years. The excess of the aggregate purchase price over the estimated net assets acquired was approximately $34.3, which was allocated to goodwill. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations of intangible assets. The results of operations for the Lynch acquisition are included in the Company’s consolidated results of operations beginning July 1, 2007.

Lynch is a value-added, specialty aluminum service center and processor with locations in New Jersey and California and fiscal 2006 sales of approximately $31.2. Lynch uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. The acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch’s product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

expand sales of Lynch’s non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch’s geographic base.

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the three and nine month periods ended September 30, 2007 and 2006 as if the 2006 Acquisitions and the Lynch acquisition had occurred on January 1, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$469.6	$484.8	$1,428.7	$1,412.8
Net Income	7.7	17.5	29.8	34.7

3. Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials—
Plates and Shapes	$211.3	$225.4
Flat Rolled and Non-Ferrous	115.5	136.2
Building Products	16.6	15.5

Total raw materials	343.4	377.1

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	34.5	36.5
Building Products	23.0	33.7

Total work-in-process and finished goods	57.5	70.2

Total inventories	$400.9	$447.3

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	September 30, 2007	December 31, 2006
Customer lists	$31.6	$31.6
Effect of foreign currency	0.4	—
Less: Accumulated amortization	(18.8)	(12.0)

	$13.2	$19.6

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.4)	(0.3)

	$0.2	$0.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Aggregate amortization expense for the three and nine month periods ended September 30, 2007 and 2006 was $2.2, $6.9, $2.0 and $6.0, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2007 (remaining three months)	$2.0
2008	$5.5
2009	$3.2
2010	$1.8
2011	$0.3

5. Other Assets

Other assets consist of the following:

	September 30, 2007	December 31, 2006
Deferred financing costs	$8.4	$8.1
Deferred debt offering costs	7.2	7.8
Other	0.8	0.8

Total other assets	$16.4	$16.7

Aggregate amortization of debt issuance costs for the three and nine months ended September 30, 2007 and 2006 was $0.7, $2.0, $0.7 and $1.9, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Accrued salaries and employee benefits	$16.3	$17.0
Accrued income taxes	—	3.5
Accrued taxes, other than income	5.5	4.7
Accrued interest	12.9	4.6
Accrued insurance	4.0	3.4
Accrued audit and tax fees	1.2	1.5
Accrued warranty liability	0.5	1.1
Accrued lease terminations	0.5	0.9
Accrued management fees	6.5	7.7
Accrued Merger consideration—Predecessor common shares outstanding	8.2	8.5
Other	7.8	6.1

Total accrued liabilities	$63.4	$59.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

7. Debt

Debt consists of the following:

	September 30, 2007	December 31, 2006
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$300.0	$329.0
11 1/8% senior secured notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	4.2	0.9

Total debt	584.9	610.6
Less—current portion of debt	2.4	0.5

Total long-term portion of debt	$582.5	$610.1

The weighted average interest rates under the ABL facility for the three and nine months ended September 30, 2007 and 2006 were 6.76%, 7.14%, 7.50% and 7.04%, respectively.

Senior Secured Asset-Based Revolving Credit Facility—The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

Prior to June 8, 2007, the ABL facility provided for borrowings, subject to a borrowing base calculation, of up to $450.0, which was comprised of $425.0 of Tranche A Commitments and $25.0 of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect.

On July 18, 2006, Amendment No. 1 to the loan and security agreement governing our ABL facility (“Amendment No. 1”) was executed to: (i) modify the fixed charge coverage ratio (“FCCR”) calculation solely with respect to permitted acquisitions, by excluding all dividends from the calculation, (ii) allow the adjusted net income (loss) before interest, taxes, depreciation and amortization (“EBITDA”) (“Adjusted EBITDA” as defined in our credit agreements and the indenture governing the Metals USA Notes) of our Canadian subsidiary to be included in our FCCR calculation and (iii) change the definition of a qualified public offering to include an offering made by our parent company. This Amendment No. 1 did not have any impact on our covenant compliance.

On June 8, 2007, we executed a second amendment to the ABL facility (the “June 2007 amendment”), which increased the commitment from $450.0 to $525.0, comprised of $500.0 of Tranche A Commitments and $25.0 of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0. The June 2007 amendment did not have any impact on our current covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of September 30, 2007, we had eligible collateral of $468.1, $300.0 in outstanding advances, $15.5 in open letters of credit and $145.0 of additional borrowing capacity.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt. As long as our borrowing availability is $45.0 or greater, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of September 30, 2007, our FCCR was 1.24.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 7.75% and 5.23%, respectively, as of September 30, 2007.

The loan and security agreement governing the ABL facility requires us to comply with limited affirmative, negative and subjective covenants, the most significant of which are: (i) the maintenance of a borrowing base availability of at least $45.0, or, if such required borrowing base availability is not maintained, the maintenance of the FCCR, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and quarterly dividends. There are no limitations with respect to capital expenditures.

The loan and security agreement governing the ABL facility provides for up to $15.0 of swingline loans and up to $100.0 for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

The ABL facility contains customary representations, warranties and covenants as a precondition to lending, which includes a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by the Company.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of September 30, 2007.

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.4 as of September 30, 2007, are included in other non-current assets.

11 1/8% Senior Secured Notes Due 2015—On November 30, 2005, Flag Acquisition sold $275.0 million aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture Agreement dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $32.2 as of September 30, 2007. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income or reduced by an amount equal to 100% of Consolidated Net Loss. Condensed consolidating financial statements for Metals USA Holdings and its direct and indirect subsidiaries, all of which are wholly owned, are not presented herein as Metals USA Holdings has no significant independent assets or operations.

The indebtedness evidenced by the Metals USA Notes and the guarantees will rank: equally with all of our and the Guarantors’ existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Metals USA Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Metals USA Notes and the guarantees on a first-priority lien basis with respect to our

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Metals USA Notes will also be effectively junior to the liabilities of the non-guarantor subsidiaries.

The Metals USA Notes contain representations, warranties and covenants that are customary for debt instruments, including limitations on our or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Metals USA Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. We were in compliance with all covenants as of September 30, 2007.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $7.2 as of September 30, 2007, are included in other non-current assets.

Industrial Revenue Bond—The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 3.98% at September 30, 2007. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of September 30, 2007.

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012—During December 2006, Metals USA Holdings issued $150.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”). The 2006 Notes were senior unsecured obligations that were not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2006 Notes were structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate provided funds to Metals USA Holdings to service the 2006 Notes. In April 2007, Flag Intermediate provided funds to Metals USA Holdings in the amount of $5.3 to finance the initial quarterly interest payment on the 2006 Notes, which was paid on April 16, 2007.

In connection with the issuance of the 2007 Notes discussed below, Metals USA Holdings discharged its obligations under the indenture related to the previously issued 2006 Notes by depositing with the trustee for the 2006 Notes (i) an irrevocable notice of redemption of the 2006 Notes and (ii) cash and United States government securities in an amount necessary to yield on August 9, 2007 approximately $156.0, which represented all amounts payable under the indenture relating the 2006 Notes on the August 9, 2007 redemption date. On August 9, 2007, the 2006 Notes were redeemed pursuant to the terms of the 2006 Notes indenture for approximately $150.0 plus accrued and unpaid interest of approximately $5.4.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial four interest payments on the 2007 Notes are payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2007 (remaining three months)	$7.7	$—
2008	$34.2	$9.2
2009	$34.6	$36.9
2010	$36.0	$38.3
2011	$36.8	$39.1
2012	$27.8	$29.5

Flag Intermediate provided funds to Metals USA Holdings in the amount of $7.7 to finance the initial quarterly interest payment on the 2007 Notes, which was paid on October 1, 2007. Flag Intermediate expects to provide funds to Metals USA Holdings to finance the second quarterly interest payment on the 2007 Notes in the amount of $8.5 due on January 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $32.2 under the indenture governing the Metals USA Notes and $67.2 under the loan and security agreement governing the ABL facility as of September 30, 2007.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

8. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at September 30, 2007 and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 97% of the capital stock of Metals USA Holdings (or approximately 90% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 13 for further information on Related Party transactions.

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 non-recurring transaction fee to Apollo.

In connection with the January 2007 Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 9 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $5.4—see Note 7 for further discussion of the 2006 Notes redemption), to pay a cash dividend of approximately $130.3 to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

9. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.8 and $4.5 was recorded as stock-based employee compensation during the three and nine months ended September 30,

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

2007, respectively. A total of $0.3 and $1.0 was recorded as stock-based employee compensation during the three and nine months ended September 30, 2006, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability is subject to continued employment for two years following the adoption date, and will be paid in one lump sum upon completion of such period. Expense of $1.4 related to the Deferred Compensation Plan will be recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.2 and $0.5 was recorded as deferred compensation during the three and nine months ended September 30, 2007, respectively.

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

In connection with a $25.0 dividend paid to Metals USA Holdings in May 2006 (the “May 2006 dividend”) and pursuant to the Plan’s provisions of rights preservation, the Board of Directors modified the outstanding options by reducing the per share exercise price by $1.78 in order to retain the participants’ rights proportionate with those prior to the dividend payment. This reduction did not result in additional compensation expense.

In connection with the January 2007 Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00.

Because the payment of the January 2007 Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest all Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we recognized $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

In connection with the July 2007 Dividend, stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2. The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Metals USA Holdings Amended and Restated 2005 Stock Incentive Plan. As a result of the cash payment on outstanding options, we were required to recognize $0.3 of non-cash stock-based compensation expense, net of related tax effects, in the third quarter of 2007.

Tranche A Options

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of Tranche A option awards is estimated on the date of grant using a black-scholes option valuation model. No options were granted during the nine months ended September 30, 2007. The following is a summary of valuation assumptions for Tranche A option grants during the nine months ended September 30, 2006:

Expected dividend yield	0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3-4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the nine-month period ended September 30, 2007:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2006	$6.58	$8.24		597,755
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, September 30, 2007	$6.58	$4.00	8.2	597,755

Vested and Exercisable as of:
September 30, 2007		$4.00	8.2	247,552

A summary of nonvested Tranche A stock options for the nine-month period ended September 30, 2007, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2006	$6.58	482,282
Granted	—	—
Vested	—	132,079
Exercised	—	—
Canceled or expired	—	—

Nonvested at September 30, 2007		350,203

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of September 30, 2007, there was $1.4 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 3.2 years.

Tranche B Options

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of the Tranche B options is also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options were granted during the nine months ended September 30, 2007. The following is a summary of valuation assumptions for Tranche B option grants during the nine months ended September 30, 2006:

Expected dividend yield	0%
Expected stock price volatility	54.3%
Risk free interest rate	4.7%
Expected life of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the nine-month period ended September 30, 2007:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2006	$6.92	$8.26		397,756
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, September 30, 2007	$6.92	$4.00	8.2	397,756

Vested and Exercisable as of:
September 30, 2007		$4.00	8.2	397,756

A summary of nonvested Tranche B stock options for the nine-month period ended September 30, 2007, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2006	$6.92	397,756
Granted	—	—
Vested	—	(397,756)
Exercised	—	—
Canceled or expired	—	—

Nonvested at September 30, 2007		—

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period.

As of September 30, 2007, 13,600 shares of nonvested restricted stock were outstanding. For the nine-month period ended September 30, 2007, no shares were granted. Total unrecognized compensation cost related to nonvested restricted stock was not material at September 30, 2007, and will be amortized over the two-month period from October 1, 2007 through November 30, 2007.

10. Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of September 30, 2007, our unrecognized tax benefits totaled $12.5, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In connection with the adoption of FIN 48, we recognized approximately $1.7 of accrued interest and penalties at January 1, 2007.

We expect total unrecognized benefits to decrease by $1.0 to $1.5 over the next twelve months due to the expiration of the statute of limitation for a filing position.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

11. Segment and Related Information

The following tables show summarized financial information concerning our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	Three Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2007:
Net sales	$225.3	$205.6	$41.7	$(3.0)	$469.6
Operating income (loss)	23.2	12.5	1.1	(7.5)	29.3
Capital expenditures	3.3	1.2	0.4	0.1	5.0
Depreciation and amortization(1)	2.1	1.1	0.5	1.9	5.6
2006:
Net sales	$228.4	$202.7	$50.7	$(4.2)	$477.6
Operating income (loss)	30.7	15.9	3.9	(7.6)	42.9
Capital expenditures	3.0	0.6	0.4	0.1	4.1
Depreciation and amortization(1)	1.5	0.9	0.4	2.2	5.0

	Nine Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2007:
Net sales	$672.7	$630.1	$121.0	$(10.7)	$1,413.1
Operating income (loss)	73.7	42.9	2.4	(24.8)	94.2
Capital expenditures	11.6	2.6	1.4	0.4	16.0
Depreciation and amortization(1)	6.6	2.9	1.6	5.5	16.6
2006:
Net sales	$646.5	$583.8	$150.2	$(15.1)	$1,365.4
Operating income (loss)	75.0	32.7	10.2	(22.9)	95.0
Capital expenditures	5.9	2.4	2.5	0.3	11.1
Depreciation and amortization(1)	4.0	2.8	0.9	6.5	14.2

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	September 30, 2007	December 31, 2006
Total Assets:
Plates and Shapes	$447.0	$452.2
Flat Rolled and Non-Ferrous	352.2	331.7
Building Products	91.6	102.6
Corporate and Other	88.8	95.4

Consolidated	979.6	981.9

Goodwill:
Plates and Shapes	$16.4	$16.4
Flat Rolled and Non-Ferrous	34.3	—
Building Products	2.4	3.4
Corporate and Other	26.1	27.3

Consolidated	79.2	47.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Corporate goodwill was reduced $1.2 during the nine months ended September 30, 2007 to recognize tax benefits related to pre-bankruptcy goodwill of Metals USA prior to the Merger. Adjustments to goodwill related to our Building Products segment for the nine months ended September 30, 2007 consisted of an increase of $0.4 due to the effect of foreign currency, offset by a decrease of $1.4 related to the settlement of warranty liabilities established for Dura-Loc products in connection with a settlement agreement we executed with the former shareholders of Dura-Loc in June 2007 that relieves us of any future obligations or liabilities related to Dura-Loc products sold prior to our May 2006 acquisition of Dura-Loc.

12. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at September 30, 2007 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 7) and other letters of credit aggregating $9.7 (total letters of credit of $15.5 at September 30, 2007). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Dividends Relating to 2007 Notes

See Note 7 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13. Related Party Transactions

Upon completion of the Merger, we and Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 6) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three and nine-month periods ended September 30, 2007, amortization of deferred management fees were $0.3 and $0.9, respectively, with $0.2 and $0.6, respectively, recorded as an administrative expense and $0.1 and $0.3, respectively, recorded as interest expense. For the three and nine-month periods ended September 30, 2006, amortization of deferred management fees were $0.3 and $0.9, respectively, with $0.2 and $0.5, respectively, recorded as an administrative expense and $0.1 and $0.4, respectively, recorded as interest expense.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. In connection with the issuance of the 2006 Notes, Apollo was paid a fee of $1.5. Apollo elected to waive a transaction fee of $3.0 payable in connection with the issuance of the 2007 Notes.

Upon a termination of the management agreement prior to December 31, 2012, Apollo will be entitled to receive the present value of (a) $14.0, less (b) the aggregate amount of management fees that were paid to it under the agreement prior to such termination, and less (c) management fees waived. Both the management agreement and transaction fee agreement contain customary indemnification provisions in favor of Apollo and its affiliates, as well as expense reimbursement provisions with respect to expenses incurred by Apollo and its affiliates in connection with its performance of services thereunder.

14. Comprehensive Income

The following table sets forth comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$7.7	$17.3	$29.0	$33.3
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0.3	—	1.1	—

Total comprehensive income	$8.0	$17.3	$30.1	$33.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

15. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of September 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$8.1	$2.5	$0.5	$—	$11.1
Accounts receivable	0.5	—	229.1	1.1	—	230.7
Inventories	—	—	399.4	1.5	—	400.9
Deferred tax asset	—	17.3	—	—	—	17.3
Prepaid expenses and other	—	7.7	2.9	0.1	—	10.7

Total current assets	0.5	33.1	633.9	3.2	—	670.7
Property and equipment, net	—	2.5	195.0	2.4	—	199.9
Intangible assets, net	—	7.3	3.9	2.2	—	13.4
Goodwill	—	26.1	50.7	2.4	—	79.2
Investment in subsidiaries, net	161.2	329.7	—	—	(490.9)	—
Other assets, net	—	16.4	—	—	—	16.4

Total assets	$161.7	$415.1	$883.5	$10.2	$(490.9)	$979.6

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$77.4	$0.3	$—	$78.9
Accrued liabilities	0.5	36.7	25.8	0.4	—	63.4
Current portion of long-term debt	—	0.1	2.3	—	—	2.4

Total current liabilities	0.5	38.0	105.5	0.7	—	144.7
Long-term debt, less current portion	—	575.0	7.5	—	—	582.5
Deferred income tax liability	—	63.1	—	—	—	63.1
Intercompany payable (receivable)	—	(443.6)	398.3	45.3	—	—
Other long-term liabilities	—	21.4	5.5	1.2	—	28.1

Total liabilities	0.5	253.9	516.8	47.2	—	818.4

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2007	—	—	—	—	—	—
Additional paid-in capital	121.1	121.1	149.8	20.1	(291.0)	121.1
Retained earnings	39.6	39.6	216.9	(58.0)	(198.5)	39.6
Accumulated other comprehensive loss	0.5	0.5	—	0.9	(1.4)	0.5

Total stockholder’s equity	161.2	161.2	366.7	(37.0)	(490.9)	161.2

Total liabilities and stockholder’s equity	$161.7	$415.1	$883.5	$10.2	$(490.9)	$979.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.9	$3.1	$0.2	$—	$14.2
Accounts receivable	0.6	—	210.3	1.3	—	212.2
Inventories	—	—	445.9	1.4	—	447.3
Deferred tax asset	—	15.0	—	—	—	15.0
Prepaid expenses and other	—	10.9	3.9	0.1	—	14.9

Total current assets	0.6	36.8	663.2	3.0	—	703.6
Property and equipment, net	—	2.8	189.3	2.5	—	194.6
Intangible assets, net	—	12.2	5.7	2.0	—	19.9
Goodwill	—	27.4	16.4	3.3	—	47.1
Investment in subsidiaries, net	148.2	259.9	—	—	(408.1)	—
Other assets, net	—	16.6	0.1	—	—	16.7

Total assets	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$2.2	$68.6	$0.4	$—	$71.2
Accrued liabilities	0.6	34.9	23.2	0.3	—	59.0
Current portion of long-term debt	—	0.4	0.1	—	—	0.5

Total current liabilities	0.6	37.5	91.9	0.7	—	130.7
Long-term debt, less current portion	—	604.0	6.1	—	—	610.1
Deferred income tax liability	—	67.6	—	—	—	67.6
Intercompany payable (receivable)	—	(515.5)	467.9	47.0	0.6	—
Other long-term liabilities	—	13.9	10.6	1.4	—	25.9

Total liabilities	0.6	207.5	576.5	49.1	0.6	834.3

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006	—	—	—	—	—	—
Additional paid-in capital	118.0	118.0	149.8	20.1	(287.9)	118.0
Retained earnings	30.2	30.2	148.4	(57.8)	(120.8)	30.2
Accumulated other comprehensive loss	—	—	—	(0.6)	—	(0.6)

Total stockholder’s equity	148.2	148.2	298.2	(38.3)	(408.7)	147.6

Total liabilities and stockholder’s equity	$148.8	$355.7	$874.7	$10.8	$(408.1)	$981.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended September 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$467.9	$1.7	$—	$469.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	361.9	1.3	—	363.2
Operating and delivery	—	—	43.4	0.3	—	43.7
Selling, general and administrative	—	1.1	26.9	0.2	—	28.2
Depreciation and amortization	—	1.6	3.5	0.1	—	5.2

Operating income (loss)	—	(2.7)	32.2	(0.2)	—	29.3
Other (income) expense:
Interest expense	—	14.2	0.2	—	—	14.4
Intercompany charges	—	(22.0)	21.8	0.2	—	—
Equity in earnings of subsidiaries	(7.7)	(9.8)	—	—	17.5	—
Other (income) expense, net	—	(0.1)	—	—	—	(0.1)

Income (loss) before income taxes	7.7	15.0	10.2	(0.4)	(17.5)	15.0
Provision (benefit) for income taxes	—	7.3	—	—	—	7.3

Net income (loss)	$7.7	$7.7	$10.2	$(0.4)	$(17.5)	$7.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended September 30, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$474.3	$3.3	$—	$477.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	351.7	2.5	—	354.2
Operating and delivery	—	0.2	45.6	0.2	—	46.0
Selling, general and administrative	—	0.8	28.9	0.2	—	29.9
Depreciation and amortization	—	1.9	2.7	—	—	4.6

Operating income (loss)	—	(2.9)	45.4	0.4	—	42.9
Other (income) expense:
Interest expense	—	14.6	0.1	—	—	14.7
Intercompany charges	—	(19.0)	19.0	—	—	—
Equity in earnings of subsidiaries	(17.3)	(27.0)	—	—	44.3	—
Other (income) expense, net	—	—	(0.3)	—	—	(0.3)

Income (loss) before income taxes	17.3	28.5	26.6	0.4	(44.3)	28.5
Provision (benefit) for income taxes	—	11.2	—	—	—	11.2

Net income (loss)	$17.3	$17.3	$26.6	$0.4	$(44.3)	$17.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Nine Months Ended September 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,407.4	$5.7	$—	$1,413.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,079.3	3.9	—	1,083.2
Operating and delivery	—	—	132.9	0.7	—	133.6
Selling, general and administrative	—	3.2	82.7	0.5	—	86.4
Impairment of property and equipment	—	—	0.2	—	—	0.2
Depreciation and amortization	—	4.8	10.2	0.5	—	15.5

Operating income (loss)	—	(8.0)	102.1	0.1	—	94.2
Other (income) expense:
Interest expense	—	43.6	0.3	—	—	43.9
Intercompany charges	—	(67.3)	66.6	0.7	—	—
Equity in earnings of subsidiaries	(29.0)	(34.6)	—	—	63.6	—
Other (income) expense, net	—	(0.1)	(0.1)	0.1	—	(0.1)

Income (loss) before income taxes	29.0	50.4	35.3	(0.7)	(63.6)	50.4
Provision (benefit) for income taxes	—	21.4	—	—	—	21.4

Net income (loss)	$29.0	$29.0	$35.3	$(0.7)	$(63.6)	$29.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Nine Months Ended September 30, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,360.5	$4.9	$—	$1,365.4
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,035.0	3.6	—	1,038.6
Operating and delivery	—	0.2	130.6	0.4	—	131.2
Selling, general and administrative	—	2.5	84.4	0.3	—	87.2
Depreciation and amortization	—	6.0	7.4	—	—	13.4

Operating income (loss)	—	(8.7)	103.1	0.6	—	95.0
Other (income) expense:
Interest expense	—	39.4	0.2	—	—	39.6
Intercompany charges	—	(50.6)	50.6	—	—	—
Equity in earnings of subsidiaries	(33.3)	(53.4)	—	—	86.7	—
Other (income) expense, net	—	—	(0.5)	—	—	(0.5)

Income (loss) before income taxes	33.3	55.9	52.8	0.6	(86.7)	55.9
Provision (benefit) for income taxes	—	22.6	—	—	—	22.6

Net income (loss)	$33.3	$33.3	$52.8	$0.6	$(86.7)	$33.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Nine Months Ended September 30, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(0.2)	$14.0	$84.7	$(0.5)	$—	$98.0

Cash flows from investing activities:
Sale of assets	—	—	1.0	—	—	1.0
Purchase of assets	—	—	(16.0)	—	—	(16.0)
Acquisition costs, net of cash acquired	—	(38.4)	—	—	—	(38.4)

Net cash provided by (used in) investing activities	—	(38.4)	(15.0)	—	—	(53.4)

Cash flows from financing activities:
Borrowings on the ABL	—	337.0	—	—	—	337.0
Repayments on the ABL	—	(366.0)	—	—	—	(366.0)
(Repayments) on long-term debt	—	(0.3)	(0.2)	—	—	(0.5)
Deferred financing costs and other	—	(1.7)	—	—	—	(1.7)
Net change in intercompany balances	—	71.9	(69.6)	(2.3)	—	—
Dividends paid	(16.5)	(16.5)	—	—	16.5	(16.5)

Net cash provided by (used) in financing activities	(16.5)	24.4	(69.8)	(2.3)	16.5	(47.7)

Net increase (decrease) in cash	(16.7)	—	(0.1)	(2.8)	16.5	(3.1)
Cash, beginning of period	—	(31.7)	36.9	9.0	—	14.2

Cash, end of period	$(16.7)	$(31.7)	$36.8	$6.2	$16.5	$11.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Nine Months Ended September 30, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$18.8	$(70.2)	$0.2	$—	$(51.2)

Cash flows from investing activities:
Purchase of assets	—	—	(11.1)	—	—	(11.1)
Acquisition costs, net of cash acquired	—	(45.7)	—	—	—	(45.7)
Dividends received	25.0	—	—	—	(25.0)	—

Net cash provided by (used in) investing activities	25.0	(45.7)	(11.1)	—	(25.0)	(56.8)

Cash flows from financing activities:
Borrowings on the ABL	—	361.6	—	—	—	361.6
Repayments on the ABL	—	(225.5)	—	—	—	(225.5)
(Repayments) on long-term debt	—	—	(0.4)	—	—	(0.4)
Deferred financing costs and other	—	(2.2)	—	—	—	(2.2)
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)
Net change in intercompany balances	—	(125.4)	116.5	8.9	—	—

Net cash provided by (used) in financing activities	(25.0)	(16.5)	116.1	8.9	25.0	108.5

Net increase (decrease) in cash	—	(43.4)	34.8	9.1	—	0.5
Cash, beginning of period	—	5.7	5.6	—	—	11.3

Cash, end of period	$—	$(37.7)	$40.4	$9.1	$—	$11.8

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006, for risk factors that may affect future performance.

Overview

All references to the “Company” include Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We are a leading provider of value-added processed steel, aluminum and specialty metals and manufactured metal components. Over the last twelve months ended September 30, 2007, approximately 91% of our revenue was derived from our metals service center and processing activities that are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential and commercial construction and improvement industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the machining, furniture, transportation equipment, power and process equipment, industrial/commercial construction/fabrication, consumer durables and electrical equipment businesses, as well as machinery and equipment manufacturers. Less than 4% of our sales are to the automotive industry and we do not sell directly to the “Big Three” automobile manufacturers. Our Building Products Group customers are primarily contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2006 Acquisitions

On May 17, 2006, we purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, which includes a $5.0 million contingent payout provision that may be made in 2009 or earlier, subject to certain performance criteria. The maximum amount payable under the performance criteria has been accrued in accordance with SFAS 141. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group, and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City operates out of a 533,000 square foot facility and has over 100 full-time employees. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from service centers and we believe we have gained benefits by consolidating its metal needs into our overall purchasing process. We have also realized benefits by selling Port City’s high-value-added products through our sales force and to our existing customer base. We believe Port City is an important strategic addition to the south-central region of our Plates and Shapes Group.

On May 12, 2006, we purchased all of the assets and operations of Dura-Loc for approximately $10.4 million Canadian dollars (approximately U.S. $9.4 million). Dura-Loc has one manufacturing facility located near Toronto, Ontario, Canada. Dura-Loc, which was established in 1984, is one of the leading stone-coated metal roof manufacturers in North America, and Dura-Loc is also the only manufacturer of such product located in the eastern half of North America, a market not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth market. In addition, by transforming Dura-Loc’s production processes to our methodologies, we have reduced Dura-Loc’s cost of production, further improving the benefits of the purchase.

We believe the addition of Dura-Loc to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient way to gain access to an expanded product mix and leverage the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Effective June 30, 2007, we changed the trade name from Dura-Loc to Allmet to better facilitate our marketing objectives.

Recent Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch”) for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over the next two years. The excess of the aggregate purchase price over the estimated net assets acquired was approximately $34.3 million, which was allocated to goodwill. The estimated amount of goodwill and related allocation of assets and liabilities acquired and assumed are not final and are subject to change based on final valuations of intangible assets.

Lynch is a value-added, specialty aluminum service center and processor with locations in New Jersey and California and fiscal 2006 sales of approximately $31.2 million. Lynch uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. The acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our continued shift in product mix from ferrous products to non-ferrous and stainless products and strengthens our non-ferrous presence in the strategic Northeast and Southern California regions. Lynch’s product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch’s non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch’s geographic base.

July 2007 Dividend

On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 million of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million), to pay a cash dividend of approximately $130.3 million to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Metals USA Holdings Amended and Restated 2005 Stock Incentive Plan. In connection therewith, stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2 million. As a result of the payment on outstanding options, we were required to recognize $0.3 million of non-cash stock-based compensation expense, net of related tax effects, in the third quarter of 2007.

Overview of Results

Net sales—We derive the net sales of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services as specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods primarily to general contractors who are generally engaged in the residential remodeling industry.

Cost of sales—Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups follow the normal industry practice which classifies within cost of sales the underlying commodity cost of metal purchased in mill form, and the cost of inbound freight charges, together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled and Non-Ferrous Groups. Cost of sales with respect to our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Operating and delivery expense—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services and costs not directly associated with the processing, manufacturing, operating or delivery costs of our products. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Depreciation and amortization—Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales. This caption also includes amortization of intangible assets.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potential material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

Accounts Receivable—We recognize revenue generally as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. The ABL facility requires a lockbox arrangement, which in the absence of default, is controlled by Metals USA. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for a substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

Each month we consider all available information when assessing the adequacy of the provision for allowances, claims and doubtful accounts. Adjustments made with respect to the allowance for doubtful accounts often relate to improved information not previously available. Uncertainties with respect to the allowance for doubtful accounts are inherent in the preparation of financial statements. The rate of future credit losses may not be similar to past experience.

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the FIFO method of accounting. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended September 30, 2007 Compared to September 30, 2006

	2007	%	2006	%
	(In millions, except percentages)
Net sales	$469.6	100.0%	$477.6	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	363.2	77.3%	354.2	74.2%
Operating and delivery	43.7	9.3%	46.0	9.6%
Selling, general and administrative	28.2	6.0%	29.9	6.3%
Depreciation and amortization	5.2	1.1%	4.6	1.0%

Operating income	29.3	6.2%	42.9	9.0%
Interest expense	14.4	3.1%	14.7	3.1%
Other (income) expense, net	(0.1)	—	(0.3)	-0.1%

Income before income taxes	$15.0	3.2%	$28.5	6.0%

Net sales. Net sales decreased $8.0 million, or 1.7%, from $477.6 million for the three months ended September 30, 2006 to $469.6 million for the three months ended September 30, 2007. The Lynch acquisition, which closed on July 2, 2007, contributed $7.8 million of incremental net sales for the period. The remaining net sales decrease was primarily attributable to an 8.4% decrease in volumes, partially offset by a 7.2% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, and by a net sales decrease for our Building Products Group of $9.0 million.

Cost of sales. Cost of sales increased $9.0 million, or 2.5%, from $354.2 million for the three months ended September 30, 2006, to $363.2 million for the three months ended September 30, 2007. The acquisition of Lynch contributed $4.8 million of additional cost of sales for the period. The remaining increase of $4.2 million was primarily attributable to a 12.1% increase in the average cost per ton, offset in part by an 8.4% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, and by a $5.2 million decrease in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales increased from 74.2% in the third quarter of 2006 to 77.3% for the same period in 2007.

Operating and delivery. Operating and delivery expenses decreased $2.3 million, or 5.0%, from $46.0 million for the three months ended September 30, 2006 to $43.7 million for the three months ended September 30, 2007. The Lynch acquisition accounted for $0.3 million of additional operating and delivery costs during the period, offset by lower variable costs of $2.6 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses decreased from 9.6% for the three months ended September 30, 2006 to 9.3% for the three months ended September 30, 2007.

Selling, general and administrative. Selling, general and administrative expenses decreased $1.7 million, or 5.7%, from $29.9 million for the three months ended September 30, 2006 to $28.2 million for the three months ended September 30, 2007. The Lynch acquisition accounted for $0.8 million of increased selling, general and administrative expenses during the period, an amount that was offset by a decrease of $2.5 million, which was primarily attributable to lower salaries, incentive compensation and bad debt expense. As a percentage of net sales, selling, general and administrative expenses decreased from 6.3% for the three months ended September 30, 2006 to 6.0% for the three months ended September 30, 2007.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 13.0%, from $4.6 million for the three months ended September 30, 2006 to $5.2 million for the three months ended September 30, 2007. The acquisition of Lynch accounted for an increase of $0.1 million for the period. In addition, amortization of customer list intangible assets associated with the 2006 Acquisitions increased $0.6 million versus the same period last year, partially offset by a decrease of $0.4 million for amortization of customer list intangible assets recorded in connection with the Merger.

Operating income. Operating income decreased $13.6 million, or 31.7%, from $42.9 million for the three months ended September 30, 2006 to $29.3 million for the three months ended September 30, 2007. The Lynch acquisition contributed $1.8 million of operating income for the period. The remaining decrease was primarily a result of the decrease in net sales and the increase in cost of sales discussed above. As a percentage of net sales, operating income decreased from 9.0% for the three months ended September 30, 2006 to 6.2% for the three months ended September 30, 2007.

Interest expense. Interest expense decreased $0.3 million, or 2.0%, from $14.7 million for the three months ended September 30, 2006 to $14.4 million for the three months ended September 30, 2007. This decrease was primarily a function of lower interest rates on our ABL facility. The weighted average interest rate on our ABL facility for the three months ended September 30, 2007, was 6.76%, compared to a weighted average rate of 7.50% for the same period of 2006. In addition, the outstanding balance on our ABL facility decreased $20.0 million from June 30, 2007 to September 30, 2007. This compares to an increase of $33.5 million for the same period of 2006.

Consolidated Results—Nine Months Ended September 30, 2007 Compared to September 30, 2006

	2007	%	2006	%
	(In millions, except percentages)
Net sales	$1,413.1	100.0%	$1,365.4	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,083.2	76.7%	1,038.6	76.1%
Operating and delivery	133.6	9.5%	131.2	9.6%
Selling, general and administrative	86.4	6.1%	87.2	6.4%
Depreciation and amortization	15.5	1.1%	13.4	1.0%
Impairment of property and equipment	0.2	—	—	—

Operating income	94.2	6.7%	95.0	7.0%
Interest expense	43.9	3.1%	39.6	2.9%
Other (income) expense, net	(0.1)	—	(0.5)	—

Income before income taxes	$50.4	3.6%	$55.9	4.1%

Net sales. Net sales increased $47.7 million, or 3.5%, from $1,365.4 million for the nine months ended September 30, 2006 to $1,413.1 million for the nine months ended September 30, 2007. The Lynch acquisition accounted for $7.8 million of increased sales for the period. Results of operations for the 2006 Acquisitions, which closed in May 2006, were included for the entire nine-month period ending September 30, 2007, and as a result, accounted for $28.3 million of increased sales for the nine months ended September 30, 2007 versus the same period of 2006. The remaining increase of $11.6 million was primarily attributable to a 12.2% increase in average realized prices, partially offset by a 7.7% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, and by a net sales decrease of $29.2 million for our Building Products Group.

Cost of sales. Cost of sales increased $44.6 million, or 4.3%, from $1,038.6 million for the nine months ended September 30, 2006, to $1,083.2 million for the nine months ended September 30, 2007. The Lynch acquisition accounted for $4.8 million of additional cost of sales for the period, while the 2006 Acquisitions accounted for $16.4 million of the increase. The remaining increase of $23.4 million was primarily attributable to a 13.3% increase in the average cost per ton, offset in part by a 7.7% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups, and by a decrease of $18.3 million in cost of sales for our Building Products Group. Cost of sales as a percentage of net sales increased from 76.1% for the nine months ended September 30, 2006 to 76.7% for the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $2.4 million, or 1.8%, from $131.2 million for the nine months ended September 30, 2006 to $133.6 million for the nine months ended September 30, 2007. The acquisition of Lynch accounted for $0.3 million of additional operating and delivery expenses for the period, while the 2006 Acquisitions accounted for a $6.0 million increase. These increases were partially offset by lower variable costs of $3.9 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses decreased from 9.6% for the nine months ended September 30, 2006 to 9.5% for the nine months ended September 30, 2007.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.8 million, or 0.9%, from $87.2 million for the nine months ended September 30, 2006 to $86.4 million for the nine months ended September 30, 2007. The Lynch acquisition accounted for $0.8 million of increased selling, general and administrative expenses for the period, while the 2006 Acquisitions accounted for a $0.9 million increase. These acquisition increases were offset by a decrease of $2.5 million, which was primarily attributable to lower salaries, incentive compensation and advertising expenses at our Building Products segment, in addition to lower bad debt expense at our Flat Rolled and Non-Ferrous Group. As a percentage of net sales, selling, general and administrative expenses decreased from 6.4% for the nine months ended September 30, 2006 to 6.1% for the nine months ended September 30, 2007.

Depreciation and amortization. Depreciation and amortization increased $2.1 million, or 15.7%, from $13.4 million for the nine months ended September 30, 2006 to $15.5 million for the nine months ended September 30, 2007. The Lynch acquisition accounted for $0.1 million of additional depreciation and amortization for the period, while the 2006 Acquisitions accounted for an increase of $2.6 million for the period.

Operating income. Operating income decreased $0.8 million, or 0.8%, from $95.0 million for the nine months ended September 30, 2006 to $94.2 million for the nine months ended September 30, 2007. The Lynch acquisition contributed $1.8 million of operating income for the period, while the 2006 Acquisitions accounted for a $2.3 million increase versus the same period of last year. The remaining decrease of $4.9 million resulted primarily from higher cost of sales, which was driven by an increase in average cost per ton. As a percentage of net sales, operating income decreased from 7.0% for the nine months ended September 30, 2006 to 6.7% for the nine months ended September 30, 2007.

Interest expense. Interest expense increased $4.3 million, or 10.9%, from $39.6 million for the nine months ended September 30, 2006 to $43.9 million for the nine months ended September 30, 2007. This increase was primarily a function of higher debt levels outstanding for the respective periods, and to a lesser extent, higher effective interest rates. During the nine months ended September 30, 2007, the average daily balance outstanding on our ABL facility was $330.2 million, at a weighted average interest rate of 7.14%, compared to $254.3 million at 7.04% for the comparable period of 2006.

Segment Results—Three Months Ended September 30, 2007 Compared to September 30, 2006

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2007:
Plates and Shapes	$225.3	$202.1	$23.2	$3.3	207
Flat Rolled and Non-Ferrous	205.6	193.1	12.5	1.2	144
Building Products	41.7	40.6	1.1	0.4	—
Corporate and other	(3.0)	4.5	(7.5)	0.1	(2)

Total	$469.6	$440.3	$29.3	$5.0	349

2006
Plates and Shapes	$228.4	$197.7	$30.7	$3.2	216
Flat Rolled and Non-Ferrous	202.7	186.8	15.9	0.6	165
Building Products	50.7	46.8	3.9	0.6	—
Corporate and other	(4.2)	3.4	(7.6)	—	(4)

Total	$477.6	$434.7	$42.9	$4.4	377

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales decreased $3.1 million, or 1.4%, from $228.4 million for the three months ended September 30, 2006 to $225.3 million for the three months ended September 30, 2007. The decrease was primarily attributable to a 4.2% decrease in shipments, partially offset by a 2.9% increase in average realized prices for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Operating costs and expenses increased $4.4 million, or 2.2%, from $197.7 million for the three months ended September 30, 2006 to $202.1 million for the three months ended September 30, 2007. The increase was primarily attributable to a 7.9% increase in the average cost per ton, partially offset by a 4.2% decrease in shipments for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. In addition, amortization of customer list intangible assets associated with the 2006 Acquisition of Port City increased $0.4 million for the quarter ended September 30, 2007 versus the same period of 2006.

Operating income decreased by $7.5 million, or 24.4%, from $30.7 million for the three months ended September 30, 2006 to $23.2 million for the three months ended September 30, 2007. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to higher average costs per ton, as discussed above. Operating income as a percentage of net sales decreased from 13.4% for the three months ended September 30, 2006 to 10.3% for the three months ended September 30, 2007.

Flat Rolled and Non-Ferrous. Net sales increased $2.9 million, or 1.4%, from $202.7 million for the three months ended September 30, 2006 to $205.6 million for the three months ended September 30, 2007. The Lynch acquisition contributed $7.8 million of net sales for the quarter ended September 30, 2007. This increase was partially offset by a $4.9 million decrease in net sales attributable to the remainder of the segment, excluding Lynch, which was driven by a 13.3% decrease in shipments, partially offset by a 12.6% increase in average sales price per ton. Business conditions and pricing were competitive for flat rolled and non-ferrous products during the third quarter of 2007. As a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 52.6% of the segment’s sales product mix for the third quarter of 2007, compared to 41.7% for the third quarter of 2006.

Operating costs and expenses increased $6.3 million, or 3.4%, from $186.8 million for the three months ended September 30, 2006 to $193.1 million for the three months ended September 30, 2007. The Lynch acquisition added $6.0 million of operating costs and expenses for the third quarter of 2007. The remaining increase was attributable to an increase in the cost of raw materials of 17.3%, partially offset by a decrease in volumes of 13.3%. Operating costs and expenses as a percentage of net sales increased from 92.2% for the three months ended September 30, 2006 to 93.9% for the three months ended September 30, 2007.

Operating income decreased by $3.4 million, or 21.4%, from $15.9 million for the three months ended September 30, 2006 to $12.5 million for the three months ended September 30, 2007. The Lynch acquisition accounted for $1.8 million of operating income for the third quarter of 2007. The remaining decrease of $5.2 million was primarily attributable to the decrease in net sales and the increase in operating costs and expenses discussed above. Operating income as a percentage of net sales decreased from 7.8% for the three months ended September 30, 2006 to 6.1% for the three months ended September 30, 2007.

Building Products. Net sales decreased $9.0 million, or 17.8%, from $50.7 million for the three months ended September 30, 2006 to $41.7 million for the three months ended September 30, 2007. The primary drivers for our Building Products Group are new house production and existing home sales, both of which impact residential remodeling activity. The primary drivers were both down for the quarter ended September 30, 2007 compared to the same period of 2006. These decreases led to continued softness in the residential remodeling market and negative growth in our Building Products Group.

Operating costs and expenses decreased $6.2 million, or 13.2%, from $46.8 million for the three months ended September 30, 2006 to $40.6 million for the three months ended September 30, 2007. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand. Despite the decrease in sales volume, operating costs and expenses as a percentage of net sales increased from 92.3% for the three months ended September 30, 2006 to 97.4% for the three months ended September 30, 2007.

Operating income decreased by $2.8 million, or 71.8%, from $3.9 million for the three months ended September 30, 2006 to $1.1 million for the three months ended September 30, 2007. The decrease was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating income as a percentage of net sales decreased from 7.7% for the three months ended September 30, 2006 to 2.6% for the three months ended September 30, 2007.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $0.1 million, from $7.6 million for the three months ended September 30, 2006 to $7.5 million for the three months ended September 30, 2007. The decrease was primarily attributable to lower employee benefit costs and lower incentive compensation.

Segment Results—Nine Months Ended September 30, 2007 Compared to September 30, 2006

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2007:
Plates and Shapes	$672.7	$599.0	$73.7	$11.6	626
Flat Rolled and Non-Ferrous	630.1	587.2	42.9	2.6	467
Building Products	121.0	118.6	2.4	1.4	—
Corporate and other	(10.7)	14.1	(24.8)	0.4	(8)

Total	$1,413.1	$1,318.9	$94.2	$16.0	1,085

2006
Plates and Shapes	$646.5	$571.5	$75.0	$6.3	642
Flat Rolled and Non-Ferrous	583.8	551.1	32.7	2.3	525
Building Products	150.2	140.0	10.2	2.5	—
Corporate and other	(15.1)	7.8	(22.9)	0.3	(15)

Total	$1,365.4	$1,270.4	$95.0	$11.4	1,152

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Plates and Shapes. Net sales increased $26.2 million, or 4.1%, from $646.5 million for the nine months ended September 30, 2006 to $672.7 million for the nine months ended September 30, 2007. Results of operations for the 2006 Acquisition of Port City, which closed in May 2006, were included for the entire nine-month period ending September 30, 2007, and as a result, accounted for $27.5 million of increased sales for the nine months ended September 30, 2007 versus the same period of 2006. Apart from the increase attributable to Port City, net sales for the remainder of the segment decreased $1.3 million, primarily due to a 5.7% decrease in shipments for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Operating costs and expenses increased $27.5 million, or 4.8%, from $571.5 million for the nine months ended September 30, 2006 to $599.0 million for the nine months ended September 30, 2007. The 2006 Acquisition of Port City accounted for $24.6 million of the increase. In addition, average cost per ton increased by 6.7%, partially offset by a 5.7% decrease in shipments for the nine months ended September 30, 2007. Operating costs and expenses as a percentage of net sales increased from 88.4% for the nine months ended September 30, 2006 to 89.0% for the nine months ended September 30, 2007.

Operating income decreased by $1.3 million, or 1.7%, from $75.0 million for the nine months ended September 30, 2006 to $73.7 million for the nine months ended September 30, 2007. The 2006 Acquisition of Port City accounted for $2.8 million of increased operating income for the nine months ended September 30, 2007 versus the same period of 2006. The remaining decrease of $4.1 million was primarily attributable to the decrease in net sales and the increase in operating costs and expenses discussed above. Operating income as a percentage of net sales decreased from 11.6 % for the nine months ended September 30, 2006 to 11.0% for the nine months ended September 30, 2007.

Flat Rolled. Net sales increased $46.3 million, or 7.9%, from $583.8 million for the nine months ended September 30, 2006 to $630.1 million for the nine months ended September 30, 2007. The Lynch acquisition contributed $7.8 million of additional net sales for the nine month period ended September 30, 2007. The remaining increase was primarily due to a 20.1% increase in the average sales price per ton, partially offset by an 11.2% decrease in shipments for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Business conditions and pricing were competitive for flat rolled and non-ferrous products during the first three quarters of 2007. As a result, we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 48.8% of the segment’s sales product mix for the nine months ended September 30, 2007, compared to 38.4% for the same period of 2006.

Operating costs and expenses increased $36.1 million, or 6.6%, from $551.1 million for the nine months ended September 30, 2006 to $587.2 million for the nine months ended September 30, 2007. The acquisition of Lynch accounted for $6.0 million of additional operating costs and expenses for the nine months ended September 30, 2007. The remaining increase was mostly attributable to an increase in the cost of raw materials of 20.8%, partially offset by an 11.2% decrease in shipments for the nine months ended September 30, 2007. Operating costs and expenses as a percentage of net sales decreased from 94.4% for the nine months ended September 30, 2006 to 93.2% for the nine months ended September 30, 2007.

Operating income increased by $10.2 million, or 31.2%, from $32.7 million for the nine months ended September 30, 2006 to $42.9 million for the nine months ended September 30, 2007. The Lynch acquisition contributed $1.8 million of operating income for the nine months ended September 30, 2007. The balance of the increase was primarily attributable to the increase in net sales discussed above, which, despite the decrease in shipments, produced higher margins due to the shift in product mix to more non-ferrous products. Operating income as a percentage of net sales increased from 5.6% for the nine months ended September 30, 2006 to 6.8% for the nine months ended September 30, 2007.

Building Products. Net sales decreased $29.2 million, or 19.4%, from $150.2 million for the nine months ended September 30, 2006 to $121.0 million for the nine months ended September 30, 2007. Results of operations for the 2006 Acquisition of Allmet (Dura-Loc), which closed in May 2006, were included for the entire nine-month period ending September 30, 2007, and as a result, accounted for $0.8 million of increased sales for the nine months ended September 30, 2007 versus the same period of 2006. New house production and existing home sales, both of which are primary drivers of residential remodeling activity, were down for the nine months ended September 30, 2007 versus the same period of 2006. The softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $21.4 million, or 15.3%, from $140.0 million for the nine months ended September 30, 2006 to $118.6 million for the nine months ended September 30, 2007. The 2006 Acquisition of Allmet (Dura-Loc) accounted for $1.3 million of increased costs, which was offset by lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. Operating costs and expenses as a percentage of net sales increased from 93.2% for the nine months ended September 30, 2006 to 98.0% for the nine months ended September 30, 2007.

Operating income decreased by $7.8 million, or 76.5%, from $10.2 million for the nine months ended September 30, 2006 to $2.4 million for the nine months ended September 30, 2007. The 2006 Acquisition of Dura-Loc accounted for $0.5 million of the decrease. The remainder of the decrease was primarily attributable to the reductions in sales volumes discussed above. Operating income as a percentage of net sales decreased from 6.8% for the nine months ended September 30, 2006 to 2.0% for the nine months ended September 30, 2007.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $1.9 million, or 8.3%, from $22.9 million for the nine months ended September 30, 2006 to $24.8 million for the nine months ended September 30, 2007. This increase was primarily attributable to $3.5 million of higher stock-based compensation expense due to the accelerated vesting of stock options and partial settlement of existing awards in connection with the January 2007 and July 2007 dividends paid by Metals USA Holdings to its stockholders, partially offset by lower amortization of the customer lists intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset, in addition to lower employee benefit costs and lower incentive compensation.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under the ABL facility and our cash flow from operations. At September 30, 2007, our borrowing availability was $145.0 million and we had available cash of $11.1 million. Our debt as a percentage of total capitalization (debt plus stockholder’s equity) was 78.4% at September 30, 2007, compared to 80.5% at December 31, 2006. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below. At September 30, 2007, we had $300.0 million drawn on the ABL facility and borrowing availability of $145.0 million.

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) decreased from $572.9 million at December 31, 2006 to $526.0 million at September 30, 2007.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access the ABL facility as much to cover the cash flow cycle. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added businesses that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future acquisitions.

The following discussion of the principal sources and uses of cash should be read in conjunction with our Unaudited Condensed Consolidated Statements of Cash Flows which are set forth under Item 1—“Financial Statements.”

During the nine months ended September 30, 2007, net cash provided by operating activities was $98.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $49.5 million, in addition to changes in operating assets and liabilities (net of acquisitions) that resulted in a cash inflow of $48.5 million for the period, an amount that was primarily attributable to decreases in inventories and increases in accounts payable and accrued liabilities, partially offset by increases in accounts receivable. During the nine months ended September 30, 2006, net cash used in operating activities was $51.2 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $45.5 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $96.7 million, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by decreases in prepaid expenses and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $53.4 million for the nine months ended September 30, 2007, and consisted primarily of $16.0 million of purchases of assets and $38.4 million for the acquisition of Lynch. For the nine months ended September 30, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility. Net cash used in investing activities was $56.8 million for the nine months ended September 30, 2006, and consisted of $11.1 million of purchases of assets, in addition to $45.7 million for the 2006 Acquisitions. For the nine months ended September 30, 2006, the most significant capital projects included an expansion of our non-ferrous Germantown, Wisconsin facility and the installation of new processing equipment in our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $47.7 million for the nine months ended September 30, 2007, and consisted primarily of net repayments on the ABL facility of $29.0 million, in addition to dividends paid to Metals USA Holdings of $16.5 million. Net cash provided by financing activities was $108.5 million for the nine months ended September 30, 2006 and consisted primarily of net borrowings on the ABL facility of $136.1 million, offset by the $25.0 million cash dividend paid to Metals USA Holdings in May 2006.

Financing Activities

The ABL Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

Prior to June 8, 2007, the ABL facility provided for borrowings, subject to a borrowing base calculation, of up to $450.0 million, which was comprised of $425.0 million of Tranche A Commitments and $25.0 million of the Tranche A-1 Commitments. While the Tranche A-1 Commitments are outstanding, the borrowing base is subject to greater advance rates than would be otherwise in effect.

On July 18, 2006, Amendment No. 1 to the loan and security agreement governing our ABL facility was executed to: (i) modify the FCCR calculation solely with respect to permitted acquisitions, by excluding all dividends from the calculation, (ii) allow the Adjusted EBITDA of our Canadian subsidiary to be included in our FCCR calculation and (iii) change the definition of a qualified public offering to include an offering made by our parent company. This Amendment No. 1 did not have any impact on our covenant compliance.

On June 8, 2007, we executed the June 2007 amendment to the ABL facility, which increased the commitment from $450.0 million to $525.0 million, comprised of $500.0 million of Tranche A Commitments and $25.0 million of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0 million. The June 2007 amendment did not have any impact on our current covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6 million, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

Borrowing Base. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. Our borrowing availability fluctuates daily with changes in eligible receivables and inventory, less outstanding borrowings and letters of credit. The borrowing base is equal to the lesser of (a) the aggregate amount of the Tranche A Commitments and the Tranche A-1 Commitments and (b) the sum of:

•	85% of the net amount of eligible accounts receivable;

•	the lesser of (x) 70% of the lesser of the original cost or market value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory;

•	at all times prior to the termination of the Tranche A-1 Commitments, the sum of 5% of the net amount of eligible accounts receivable and 5% of the net orderly liquidation value of eligible inventory.

Initial borrowings under the ABL facility were used to repay the outstanding amounts drawn under our existing revolving credit facility and to fund other costs and expenses related to the Merger. The loan and security agreement governing the ABL facility provides for up to $15.0 million of swing-line loans and up to $100.0 million for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swing-line loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of September 30, 2007, we had eligible collateral of $468.1 million, $300.0 million in outstanding advances, $15.5 million in open letters of credit and $145.0 million in additional borrowing capacity.

In May 2006, we used $36.3 million and $9.4 million of funds from the ABL facility to acquire the net assets of Port City and Dura-Loc, respectively. Also in May 2006, Flag Intermediate paid a $25.0 million dividend to Metals USA Holdings (the “May 2006 dividend”), which was funded by the ABL facility.

In January 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 million of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 million to its stockholders, to make a cash payment (partially in lieu of the cash dividend) of $4.2 million to its vested stock option holders, and to pay fees and expenses related to the issuance of the Holdings Notes, including a $1.5 million non-recurring transaction fee to Apollo.

On July 2, 2007, we purchased the business operations of Lynch for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over the next two years.

On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 million of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million), to pay a cash dividend of approximately $130.3 million to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders, which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under such agreement. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by our, the other borrowers’ and the guarantors’ accounts, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all of our, the other borrowers’ and the guarantors’ other assets, subject to certain exceptions and permitted liens.

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt.

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; plus, in each case, an applicable margin ranging between 0.25% and 0.50% as determined in accordance with the loan agreement or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the loan and security agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of

(a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of 0.75% or (ii) the rate (as adjusted) at which Eurodollar deposits for one, two, three, six or, if available, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars, plus an applicable margin of 2.75%.

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate were 7.75% and 5.23%, respectively, at September 30, 2007.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which in the absence of default, is controlled by Metals USA. As long as our borrowing availability is $45.0 million or greater, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0.

Additionally, payments to affiliates are limited to the greater of $3.0 million or 3% of Adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility) provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income, or if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, of dividends in any fiscal quarter provided that borrowing availability is greater than $50.0 million.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment.

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

The Metals USA Notes contain events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control.

2006 Notes

During December 2006, Metals USA Holdings issued the 2006 Notes. The 2006 Notes were senior unsecured obligations that were not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2006 Notes were structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Because Metals USA Holdings’ principal asset is its investment in Flag Intermediate, Flag Intermediate provided funds to Metals USA Holdings to service the 2006 Notes. In April 2007, Flag Intermediate provided funds to Metals USA Holdings in the amount of $5.3 million to finance the initial quarterly interest payment on the 2006 Notes, which was paid on April 16, 2007.

In connection with the issuance of the 2007 Notes discussed below, Metals USA Holdings discharged its obligations under the indenture related to the previously issued 2006 Notes by depositing with the trustee for the 2006 Notes (i) an irrevocable notice of redemption of the 2006 Notes and (ii) cash and United States government securities in an amount necessary to yield on August 9, 2007 approximately $156.0 million, which represented all amounts payable under the indenture relating the 2006 Notes on the August 9, 2007 redemption date. On August 9, 2007, the 2006 Notes were redeemed pursuant to the terms of the 2006 Notes indenture for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million.

2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

The initial four interest payments on the 2007 Notes are payable solely in cash. For any interest period thereafter, Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2007 (remaining three months)	$7.7	$—
2008	$34.2	$9.2
2009	$34.6	$36.9
2010	$36.0	$38.3
2011	$36.8	$39.1
2012	$27.8	$29.5

Flag Intermediate provided funds to Metals USA Holdings in the amount of $7.7 million to finance the initial quarterly interest payment on the 2007 Notes, which was paid on October 1, 2007. Flag Intermediate expects to provide funds to Metals USA Holdings to finance the second quarterly interest payment on the 2007 Notes in the amount of $8.5 million due on January 1, 2008.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on its notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $32.2 under the indenture governing the Metals USA Notes and $67.2 under the loan and security agreement governing the ABL facility as of September 30, 2007.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures, and a denominator consisting of interest expense and certain distributions. As of September 30, 2007, our FCCR was 1.24. As of September 30, 2007, we had $145.0 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the Metals USA Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indenture requires us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures. The most restrictive of the covenants in all of our debt agreements is the FCCR in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. EBITDA, adjusted EBITDA and fixed charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements.

As of September 30, 2007, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of September 30, 2007, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $67.2 million under the loan and security agreement governing the ABL facility and $32.2 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net income	$7.7	$17.3	$29.0	$33.3
Depreciation and amortization(1)	5.6	5.0	16.6	14.2
Interest expense	14.4	14.7	43.9	39.6
Provision (benefit) for income taxes	7.3	11.2	21.4	22.6
Other (income) expense	(0.1)	(0.3)	(0.1)	(0.5)

EBITDA	34.9	47.9	110.8	109.2
Covenant defined adjustments:
Inventory purchase adjustments(2)	—	—	—	10.8
Facilities closure(3)	0.2	—	0.2	—
Stock options and grant expense(4)	0.8	0.3	4.5	1.0
Management fees(5)	0.3	0.3	0.9	0.9

Adjusted EBITDA	$36.2	$48.5	$116.4	$121.9

Fixed charge coverage ratio(6)	1.24	1.52	1.24	1.52

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	This amount represents charges in the Building Products Group for the closure of two facilities in the third quarter of 2007.
(4)	Non-cash stock option and stock grant expense.
(5)	Includes accrued expenses related to the management agreement we have with Apollo.
(6)	This amount represents the FCCR, as defined by the ABL facility.

Commitments and Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2007.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect any impact to its financial statements upon adoption of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net period cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of the recognition element of SFAS 158 did not have a material effect on the Company’s financial statements. The adoption of the measurement element of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 may have on the Company’s financial statements.

Industry Trends

Metals Service Centers

Over the past several years, there has been significant consolidation among the major domestic metals producers. The top three steel producers now control over 60% of the domestic flat rolled steel market, which has created a metals pricing environment characterized by a more disciplined approach to production and pricing.

The domestic suppliers have largely exited their non-core metals service and distribution functions to focus on reducing production costs and driving efficiencies from their core metals production activities. Increasingly, metals service centers like us have continued to capture a greater proportion of these key functions once served by the major metals producers.

In 2004, increased demand for steel in China, shortages of raw materials such as coking coal, iron ore and oil, increased demand for scrap, the weak U.S. dollar and increased freight rates all contributed to significant increases in prices for domestic metal of all types, particularly steel. Further, improved economic conditions in Europe, Asia and North America contributed to a higher level of demand for steel. During most of 2004, supplies of many products were constrained, which also led to price increases.

In early 2005, the three iron ore suppliers controlling about 80% of the world market announced a 71.5% price increase to the integrated steel mills in Europe and Asia. This iron ore price increase was unprecedented, and resulted in cost increases for the European and other large integrated steel mills throughout the world. During 2006, markets experienced a modest rising price trend with localized periods of supply and demand imbalance. Import volumes grew aggressively during the second half of the year. As a result, for the third time since the domestic mills consolidated, domestic production was scaled back to bring supply and demand back into balance.

With the domestic steel producers taking a more disciplined approach to managing inventory levels through production curtailment, flat-rolled steel market conditions improved during the first nine months of 2007, resulting in moderate increases in selling values. Market conditions for non-ferrous products, which improved steadily through the first half of the year, softened in the third quarter of 2007 as a result of a downward trend in stainless steel surcharges. The timing of the effect that further price trends will have on the domestic market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

According to the Joint Center for Housing Studies of Harvard University, between the rise in interest rates and the slowdown in house price appreciation, sales of existing homes declined in 2006, and the decrease has continued through the first nine months of 2007. Existing home sales are an important driver of remodeling activity, with sellers of older properties typically making improvements before putting their homes on the market, and recent buyers typically making changes to customize their new homes to their tastes. While signs of a construction cutback have been appearing since early 2006, direct evidence of a remodeling slowdown emerged in late 2006 and has continued through the first nine months of 2007. Retail sales at building and supply dealers have weakened after adjusting for inflation in product price. These businesses sell home products and supplies to do-it-yourself and buy-it-yourself homeowners, as well as directly to professional general contractors and the trades.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and remodeling expenditures due to such factors could significantly reduce the segment’s performance.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

In the normal course of our business, we are exposed to market risk, primarily from changes in interest rates and the cost of metal we hold in inventory. We continually monitor exposure to market risk and develop appropriate strategies to manage this risk. With respect to our metal purchases, there is no recognized market to purchase derivative financial instruments to reduce the inventory exposure risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of market risk relative to steel prices.

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility. The ABL facility was subject to variable interest rates as of September 30, 2007. Accordingly, we are subject to interest rate risks on the revolving credit facility. Outstanding borrowings under the ABL facility were $300.0 million as of September 30, 2007. Assuming a 1% increase in the interest rate on the revolving credit facility, our annual interest expense would increase by $3.0 million.

We have $275.0 million of Metals USA Notes with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At September 28, 2007, the Metals USA Notes were traded at approximately 106.5% of face value.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Flag Intermediate and Metals USA, Inc., of the effectiveness of our disclosure controls and procedures (as defined pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on that evaluation, the CEO and CFO of Flag Intermediate and Metals USA, Inc. have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal controls over financial reporting or in other factors that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated
November 1, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated
November 1, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated November 1, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 1, 2007, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated
November 1, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated
November 1, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated November 1, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 1, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: November 1, 2007	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC.

Date: November 1, 2007	By:	/s/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President
and Chief Financial Officer