Form 10-K
period 2008-12-31
METALS USA INC; Flag Intermediate Holdings CORP
filed 2009-02-24
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s common stock. As of February 20, 2009, 100 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2009;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	supply, demand, prices and other market conditions for steel and other commodities;

•	the timing and extent of changes in commodity prices;

•	the effects of competition in our business lines;

•	the condition of the steel and metal markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	the ability of our counterparties to satisfy their financial commitments;

•	tariffs and other government regulations relating to our products and services;

•	adverse developments in our relationship with both our key employees and unionized employees;

•

operational factors affecting the ongoing commercial operations of our facilities, including catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits or workforce issues;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	our substantial indebtedness;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, metals and metal products;

•	our ability to retain key employees; and

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K, including in Item 1A, “Risk Factors,” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as otherwise required by applicable law.

PART I

Item 1. Business

Overview

Metals USA, Inc. was incorporated in Delaware on July 3, 1996, and began operations upon completion of an initial public offering on July 11, 1997. On November 14, 2001, our predecessor company filed for voluntary protection from its creditors under Chapter 11 of the United States Bankruptcy laws. We emerged from bankruptcy as a public company on October 31, 2002.

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo Management V L.P., (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”). Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Flag Intermediate and its wholly owned subsidiary, Metals USA, are referred to collectively herein as the “Company” or “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals and manufactured metal components. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Our metal service center business consists of a Plates and Shapes Group that sold approximately 837 thousand tons of steel plates and structurals in 2008 and a Flat Rolled and Non-Ferrous Group that sold approximately 601 thousand tons of ferrous and non-ferrous flat rolled products in 2008. We sell our products and services to a diverse customer base and range of end markets, including the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries, among several others, throughout the United States. In our metal service centers we earn a margin over the cost of metal. Management’s strategy, manifested through our organic growth initiatives and acquisitions of Port City Metal Services (“Port City”) and Lynch Metals focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and by diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers in addition to offering inventory management and just-in-time delivery services, among others. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment, and save time, labor, warehouse space and other expenses. The customers of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are in the electrical and appliance manufacturing, fabrication, furniture, commercial construction, machinery and equipment, land and marine transportation, and energy and aerospace industries. Our Building Products Group manufactures high-value finished building products for distributors and contractors engaged in the residential remodeling industry.

Segment Information

Our product groups are led by members of our senior management teams, who, on average, have over 21 years of experience and are supported by finance, purchasing and sales and marketing staff. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2008 included elsewhere in this report.

Metal Processing/Metal Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Overview. Companies operating in the metals industry can generally be characterized as primary metal producers, metal processors/metal service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metals processors/metal service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metals producers and end-users increasingly seek to have their metals processing and inventory management requirement met by value-added oriented metals processors/metal service centers like us.

Metal service centers function as key intermediaries between the primary metals producers that produce and sell larger volumes of metals in a limited number of sizes and configurations and end-users, such as fabricators, contractors and OEMs, that require smaller quantities of more customized products delivered on a just-in-time basis. End-users incorporate processed metals into finished products, in some cases with little further modification.

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 94% of our 2008 net sales and the substantial majority of our 2008 operating income.

Plates and Shapes Group. We believe we are one of the largest distributors of steel plates and structurals in the United States. In 2008, we sold approximately 837 thousand tons of products through 21 metal service centers located primarily in the southern and eastern regions of the United States. Our Plates and Shapes metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include blasting and painting, tee-splitting, cambering, leveling, cutting, sawing, punching, drilling, beveling, surface grinding, bending, shearing and cutting-to-length. We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers of our Plates and Shapes Group are primarily in the fabrication, commercial construction, machinery and equipment, land and marine transportation, and energy industries. Because our Plates and Shapes metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. In May 2006, we completed the acquisition of Port City Metal Services (“Port City”), a higher value-added plate facility located in Tulsa, Oklahoma, which has bolstered our presence in the construction and oil-field services sectors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Matters Affecting Comparability of Results—2006 Acquisitions.”

Flat Rolled and Non-Ferrous Group. Through 14 metal service centers located primarily in the mid-western and southern regions of the United States, the Flat Rolled and Non-Ferrous Group sold approximately 601 thousand tons of products in 2008, including ferrous and non-ferrous in a number of alloy grades and sizes. In 2008, we derived approximately 59% and 41% of this division’s revenue from ferrous products and non-ferrous products, respectively. Substantially all of the products sold by our Flat Rolled and Non-Ferrous Group undergo value-added processing prior to shipping to our customers. These processing services include precision blanking, slitting, shearing and cutting-to-length, punching and leveling. We sell our Flat Rolled and Non-Ferrous Group’s products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. In July 2007, we acquired Lynch Metals, a metal service center business that provides additional value-added, specialized aluminum products to customers who are predominantly manufacturers of air/heat transfer products specifically focused on aerospace, industrial and automotive applications.

Industry Overview. Metal service centers and processors purchase approximately 35% of all the metals used in the U.S. and Canada and play an important intermediary role between the production mills and the end-users. Over the last several years primary metal producers have consolidated and have focused on optimizing throughput and operating efficiencies of their production facilities. Increasingly, they have required metal service centers and processors to perform value-added services for end-users. As a result, most end-users cannot obtain processed products directly from primary metals producers, and therefore, over 300,000 OEMs contractors and fabricators nationwide rely on metal service centers for their primary supply of metal products and services. End-users generally buy metal products and services from metal service centers on a margin over the base cost of metal. In addition, value-added metal service centers, including ours, earn an additional premium margin over the cost of metal for the value-added processing enhancements they perform on base metal prior to delivering it to the end-user.

OEMs and other end-users have also recognized the economic advantages associated with outsourcing their customized metals processing needs. Outsourcing permits end-users to reduce total production costs by shifting the responsibility of pre-production processing to metal service centers, which are more efficient than end-users at performing these value-added and processing services. In addition, outsourcing these processing services has allowed OEMs and end-users to reduce inventories and focus on driving value from additional inventory management measures. As such, customers increasingly demand inventory management and just-in-time delivery services from large value-added metal service centers, who can efficiently provide these services. These supply-chain services, which are not normally provided by primary metals producers, enable end-users to reduce input costs, decrease capital required for inventory and equipment and save time, labor and other expenses.

We believe that long-term growth opportunities for metal service centers will continue to expand as both primary metals producers and end-users increasingly seek to have their metals processing and inventory management requirements met by value-added metal service centers. We believe larger and financially flexible companies, like ours, enjoy significant advantages over smaller companies in areas such as obtaining higher discounts associated with volume purchases, servicing customers with operations in multiple locations offering a broader range of products and using more sophisticated information systems.

The metals production and distribution industries have experienced unprecedented revenue and profit expansion over the last five years. Global demand for steel and other metals has grown at an extraordinary pace driven largely by new market development in China, Brazil, Russia, and India, as well as Europe in general. Through the first half of 2008, demand growth outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation.

However, global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. As a result, steel demand in most regions of the world has slowed, and industry participants have become more cautious about the near-term outlook for metal prices.

Products and Services. We purchase our raw materials in anticipation of projected customer requirements based on interaction with and feedback from customers, market conditions, historical usage and industry research. Primary producers typically find it more cost effective to focus on large volume production and sale of metals in standard sizes and configurations to large volume purchasers. We process the metals to the precise length, width, shape and surface quality specified by our customers. Our value-added processes include:

•	Precision blanking—the process in which metal is cut into precise two-dimensional shapes.

•	Flame cutting—the cutting of metals to produce various shapes according to customer-supplied drawings.

•	Laser and plasma cutting—the cutting of metals to produce shapes under strict tolerance requirements.

•	Slitting—the cutting of coiled metals to specified widths along the length of the coil.

•	Blasting and painting—the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer.

•	Plate forming and rolling—the forming and bending of plates to cylindrical or required specifications.

•	Shearing and cutting to length—the cutting of metals into pieces and along the width of a coil to create sheets or plates.

•	Tee-splitting—the cutting of metal beams along the length to form separate pieces.

•	Cambering—the bending of structural shapes to improve load-bearing capabilities.

•	Sawing—the cutting to length of bars, tubular goods and beams.

•	Leveling—the flattening of metals to uniform tolerances for proper machining.

•	Edge trimming—a process that removes a specified portion of the outside edges of coiled metal to produce uniform width and round or smooth edges.

•	Metallurgy—the analysis and testing of the physical and chemical composition of metals.

Our additional capabilities include applications engineering and other value-added processes such as custom machining. Using these capabilities, we process and sell higher-value metal components.

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

We cooperate with our customers and tailor our deliveries to support their needs, which in many instances consist of short lead times, multiple daily deliveries, staged deliveries, or deliveries timed for immediate production. These “just-in-time” deliveries are defined by our customers and are generally intended to minimize their inventory investment and handling requirements.

While we ship products throughout the United States, most of our customers are located within a 250-mile radius of our facilities, thus enabling an efficient delivery system capable of handling a large number of short lead-time orders. We transport most of our products directly to our customers either with our own trucks for short-distance and/or multi-stop deliveries or through common or contract trucking companies.

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Nineteen of our 35 metal service center facilities have International Standards Organization, or ISO, 9002 certification.

Building Products Group

Overview. The Building Products Group manufactures and sells roofing and patio products. Substantially all of our Building Products Group sales are attributable to the residential remodeling market with the remaining sales attributable to commercial applications. We generally sell our products through a network of independent distributors and home improvement contractors. With facilities located throughout the southern and western regions of the United States and Canada, we believe we are one of only a few suppliers with national scale across our product offering.

Industry Overview. The current state of the housing and mortgage markets is causing significant contraction in the home improvement remodeling industry. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time. This has continued negative implications for our building products business, since remodeling activity lags homebuilding, and improvement remodeling lags overall remodeling activity.

Sources of Supply

In recent years, steel, aluminum, copper and other metals production in the United States has fluctuated from period to period as mills attempt to match production to projected demand. Periodically, this has resulted in shortages of, or increased ordering lead-times for, some products, as well as fluctuations in price. Typically, metals producers announce price changes with sufficient advance notice to allow us to order additional products prior to the effective date of a price increase, or to defer purchases until a price decrease becomes effective. Our purchasing decisions are based on our forecast of the availability of metal products, ordering lead-times and pricing, as well as our prediction of customer demand for specific products.

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., North American Stainless, AK Steel, Arcelor Mittal, Steel Dynamics, and Gerdau Ameristeel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

Although most forms of steel and aluminum produced by mills can be obtained from a number of integrated mills or mini-mills, both domestically and internationally, there are a few products that are available from only a limited number of producers. Since most metals are shipped free-on-board and the transportation of metals is a significant cost factor, we generally seek to purchase metals, to the extent possible, from the nearest mill.

Steel producers have been undergoing rapid consolidation over the past four years. U.S. Steel, Nucor Corp. and Arcelor Mittal have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency.

Sales and Marketing; Customers

We employ a sales force consisting of internal and external salespeople. Internal salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our external sales force is primarily responsible for identifying potential customers and calling on them to explain our services. We believe that our sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.

Our sales and marketing focus is on the identification of OEMs and other metals end-users that could achieve significant cost savings through the use of our inventory management, value-added processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, direct mail and participation in manufacturers’ trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our outside salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations.

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 13% of our net sales in 2008.

Competition

We are engaged in a highly fragmented and competitive industry. The United States and Canadian metal service center industry generated approximately $143 billion in 2007 revenues from approximately 1,200 different companies. Based on 2007 revenues the top 100 competitors represent approximately 43% of industry revenue. Metals USA is ranked ninth among this group based on 2007 revenues. Based on monthly shipment data as reported by the Metals Service Center Institute (“MSCI”), we believe we gained market share during 2008. According to MSCI data, industry shipments declined approximately 6.3% during 2008, whereas our volumes for 2008 remained in line with our shipments for the prior year.

Markets are generally oriented on a regional and local basis. We have numerous competitors in each of our product lines and geographic locations. In every market we service we compete with various combinations of other large, value-added oriented metals processor/metal service centers some of which may have greater financial resources than we have, smaller metals processors/metal service centers and, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals.

We compete with other companies on price, service, quality and availability of products. Our sales and services decisions are decentralized, providing local management the flexibility to quickly address local market conditions. Historically, we believe we have been able to compete effectively because of our high levels of service, broad-based inventory, knowledgeable and trained sales force, integrated computer systems, modern equipment, numerous locations, geographic dispersion, operational economies of scale and combined purchasing volume. Furthermore, we believe our liquidity and overall financial position affords us a good platform with which to compete with our peers in the industry.

Government Regulation and Environmental Matters

Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air and water emissions, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials we use in our operations include general commercial lubricants and cleaning solvents. Among the more significant regulated activities that occur at some of our facilities are: the accumulation of scrap metal, which is sold for recycling; the generation of plant trash and other solid wastes and wastewaters, such as water from burning tables operated at some of our facilities, which wastes are disposed of in accordance with the Federal Water Pollution Control Act and the Resource Conservation and Recovery Act using third-party commercial waste handlers; and the storage, handling, and use of lubricating and cutting oils and small quantities of maintenance-related products and chemicals, the health hazards of which are communicated to employees pursuant to Occupational Safety and Health Act-prescribed hazard communication efforts and the disposal or recycling of which are performed pursuant to the Resource Conservation and Recovery Act.

Generally speaking, our facilities’ operations do not involve the types of emissions of air pollutants, discharges of pollutants to land or surface water, or treatment, storage, or disposal of hazardous waste which would ordinarily require federal or state environmental permits. Some of our facilities possess authorizations for air emissions from paints and coatings, hazardous materials permits under local fire codes or ordinances for the storage and use of small quantities of combustible materials such as oils or paints, and state or local permits for on-site septic systems. Our cost of obtaining and complying with such permits has not been and is not anticipated to be material. Our operations are such that environmental regulations typically have not required us to make significant capital expenditures for environmental compliance activities.

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the CERCLA National Priority List. CERCLA establishes joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups have not been material. We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

Management Information Systems

Both the Plates and Shapes Group and Flat Rolled and Non-Ferrous Group metal service centers use a system marketed and distributed specifically for the metal service center industry. During 2003, we completed a similar common-platform initiative in the Building Products Group. Some of our subsidiaries currently use electronic data interchange, through which they offer customers a paperless process with respect to order entry, shipment tracking, billing, remittance processing and other routine activities. Additionally, several of our subsidiaries also use computer-aided drafting systems to directly interface with computer-controlled metals processing, resulting in more efficient use of material and time.

We believe investment in uniform management information systems and computer-aided manufacturing technology permits us to respond quickly and proactively to our customers’ needs and service expectations. These systems are able to share data regarding inventory status, order backlog, and other critical operational information on a real-time basis.

Employees

As of December 31, 2008, we employed approximately 2,325 persons. As of December 31, 2008, approximately 242, or approximately 10% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to eight collective-bargaining agreements. Two expire in 2009, five in 2010 and one which expires in 2011. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2009.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.

See “Risk Factors—Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows” and “Risk Factors—Adverse developments in our relationship with our unionized employees could adversely affect our business.”

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

Safety

Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace. Our safety program includes regular weekly or monthly field safety meetings and training sessions to teach proper safety procedures. A comprehensive “best practices” safety program which has been implemented throughout our operations ensures that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety. We have experienced improvements in our safety record in three of the last four years. Furthermore, our annual bonus plan for our Chief Executive Officer, officers and managers are tied directly in part to our safety record.

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2008.

Patents, Trademarks and Other Intellectual Property Rights

We own several U.S. patents, trademarks, service marks and copyrights. Certain of the trademarks and patents are registered with the U.S. Patent and Trademark Office and, in some cases, with trademark offices of foreign countries. We consider other information owned by us to be trade secrets. We protect our trade secrets by, among other things, entering into confidentiality agreements with our employees and implementing security measures to restrict access to such information. We believe that our safeguards provide adequate protection to our proprietary rights. While we consider all of our intellectual property to be important, we do not consider any single intellectual property right to be essential to our operations as a whole.

Seasonal Aspects, Renegotiation and Backlog

There is a slight decrease in our business during the winter months because of inclement weather conditions and some of our customers are exposed to seasonal variations in their own industries. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government. Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our business.

Foreign Operations

We do not derive any material revenue from foreign countries and do not have any material long-term assets or customer relationships outside of the United States. We have no material foreign operations or subsidiaries.

Research and Development

We do not incur material expenses in research and development activities but do participate in various research and development programs. We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, http://www.metalsusa.com., as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., One Riverway, Suite 1100, Houston, Texas 77056.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report and in Item7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider the risk factors set forth below, as well as other information contained in this document, when evaluating your investments in our securities. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our business, financial condition, results of operations and cash flows are heavily affected by changing metal prices.

Metals costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor or input costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of the metal we purchase and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns because the demand for our products is cyclical.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. The recent economic downturn and uncertainty about current global economic conditions poses a risk as businesses in one or more of the markets that we serve, or consumers in one or more of the end-markets that our customers serve, may postpone purchases in response to tighter credit, negative financial news and/or declines in asset values, which could have a material adverse effect on the demand for the Company’s products and services and on the Company’s financial condition, results of operations or cash flows. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers. As a result of the depressed economic conditions and reduction in construction in the northeastern United States in the years 2000 through the middle of 2002, our customers in such geographic areas had lower demand for our products. Concurrent reduced demand in a number of these markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our customers sell their products abroad, and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include further increased prices of steel, enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been and is expected to continue to be adversely affected as consumer confidence continues to fall, since the results of that group depend on a strong residential remodeling industry, which historically has been partially driven by relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers and termination of one or more of our relationships with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2008, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with either of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

In addition, the domestic metals production industry experienced consolidation in recent years. As of December 31, 2008, the top three steel producers together controlled over 50% of domestic steel production. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition, results of operations or cash flows. Consolidation could also result in price increases for the metal that we purchase. Such price increases could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were not able to pass these price increases on to our customers.

Intense competition in our fragmented industry could adversely affect our profitability.

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. The United States and Canadian metal service center industry generated $143 billion in sales from approximately 1,200 participants in 2007. The top 100 competitors represent approximately 43% of industry revenue. Metals USA is ranked ninth among this group. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on the services of our Chief Executive Officer and other members of our senior management team to remain competitive in our industry. We may not be able to retain or replace one or more of these key employees, we may suffer an extended interruption in one or more of their services or we may lose the services of one or more of these key employees entirely. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. See “Management—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” Other than a life insurance policy maintained by us on our Chief Executive Officer, for which we are the beneficiary, we do not maintain any life insurance policies for our key employees. If any of our key employees were not able to dedicate adequate time to our business, due to personal or other factors, we lose or suffer an extended interruption in the services of any of our key employees or if any of our key employees were to terminate their employment it could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. Any failure to retain a sufficient number of such employees in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. These suits concern issues including product liability, contract disputes, employee-related matters and personal injury matters. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows or reputation.

Environmental costs could decrease our net cash flow and adversely affect our profitability.

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed for clean up under the Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as “CERCLA.” See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials, and we are investigating and remediating such known contamination pursuant to applicable environmental laws. The costs of such clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial costs related to such claims.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2008, approximately 242 of our employees (approximately 10%) at various sites were members of unions. We are currently a party to eight collective-bargaining agreements. Two expire in 2009, five in 2010 and one expires in 2011. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

Our historical financial information is not comparable to our current financial condition, results of operations and cash flows because of our use of purchase accounting in connection with the Merger (which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values) and the acquisitions of Port City, Lynch Metals and Allmet.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2008. The Merger was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values. This new basis of accounting began on November 30, 2005. In addition, the acquisition of Port City and Dura-loc Roofing Systems Limited, subsequently renamed Allmet, which we refer to as “Allmet” (collectively, which we refer to as the “2006 Acquisitions”), and the acquisition of Lynch Metals were, and we expect future acquisitions will be, also accounted for using purchase accounting and, therefore, similar limitations regarding comparability of historical and subsequent results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses, including the 2006 Acquisitions and Lynch Metals, are included in our financial statements only from the date of the acquisitions. As a result, amounts presented in the consolidated financial statements and footnotes may not be comparable with those of prior periods.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We may not be able to identify suitable acquisition candidates, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition, we may incur debt or issue equity. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could have an adverse effect on our business, financial condition, results of operations and cash flows, include:

•	potential disruption of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	encountering unknown contingent liabilities that could be material; and

•	increasing the scope, geographic diversity and complexity of our operations.

As a result of the foregoing, our acquisition strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions.

Our parent company, Metals USA Holdings, is a holding company and relies on dividends and other payments, advances and transfers of funds from us to meet its dividend and other obligations. Metals USA Holdings’ ability to repay its $300.0 million initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”) depends upon the performance of its subsidiaries and their ability to make distributions.

Metals USA Holdings has no direct operations and derives all of its cash flow from its subsidiaries. Because Metals USA Holdings conducts its operations through its subsidiaries, Metals USA Holdings depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations, and to pay any dividends with respect to its common stock. However, none of Metals USA Holdings’ subsidiaries is obligated to make funds available to it for payment on the 2007 Notes. Legal and contractual restrictions in the ABL facility, the indenture governing the November 2005 issuance of $275.0 million aggregate principal amount of our 11 1/8% senior secured notes due 2015 (the “Metals USA Notes”), and other agreements governing current and future indebtedness of Flag Intermediate and Metals USA, as well as the financial condition and operating requirements of Flag Intermediate and Metals USA, currently limit and may, in the future, limit Metals USA Holdings’ ability to obtain cash from its subsidiaries.

We may not be able to retain or expand our customer base if the North American manufacturing industry continues to erode through moving offshore or through acquisition and merger or consolidation activity in our customers’ industries.

Our customer base, including our Flat Rolled and Non-Ferrous Group’s customer base, primarily includes manufacturing and industrial firms. Some of these customers operate in industries that are undergoing consolidation through acquisition and merger activity; some are considering or have considered relocating production operations overseas or outsourcing particular functions overseas; and some customers have closed as they were unable to compete successfully with overseas competitors. Our facilities are predominately located in the mid-western and southern United States. To the extent that these customers cease U.S. operations, relocate or move operations overseas to regions in which we do not have a presence, we could lose their business. In addition, acquirers of manufacturing and industrial firms may have suppliers of choice that do not include us, which could affect our customer base and sales.

We may face product liability claims that are costly and create adverse publicity.

If any of the products that we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time to defend against these claims and our reputation could suffer, any of which could harm our business.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Metals USA Notes, the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2009. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2008, our total indebtedness was $650.5 million. We also had an additional $70.7 million available for borrowing under the ABL facility as of that date. As of December 31, 2008, we had $648.7 million of senior indebtedness outstanding, consisting of borrowings under the ABL facility, the Metals USA Notes, and an Industrial Revenue Bond, which we refer to as “IRB,” and $1.8 million of junior indebtedness outstanding.

Our substantial indebtedness could have important consequences for you, including:

•

it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow money, dispose of assets or sell equity for our working capital, capital expenditures, dividend payments, debt service requirements, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy; and

•

there would be a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.

Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The ABL facility and the indenture governing the Metals USA Notes contain various covenants that limit or prohibit our ability, among other things, to:

•	incur or guarantee additional indebtedness or issue certain preferred shares;

•	pay dividends on our capital stock or redeem, repurchase, retire or make distributions in respect of our capital stock or subordinated indebtedness or make other restricted payments;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges (“FCCR”) and consolidated total debt ratios (each, as defined). The covenants in the indenture require us to have an adjusted EBITDA to fixed charge ratio (measured on a trailing four-quarter basis and calculated differently from the FCCR as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indenture.

As of December 31, 2008, our FCCR was 2.91. As of December 31, 2008 we had $70.7 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis.

A breach of any of these covenants could result in a default under our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities—Covenant Compliance.”

The restrictions contained in the agreements that govern the terms of our debt could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•

adversely affect our ability to finance our operations, to enter into strategic acquisitions, investments or other capital needs or to engage in other business activities that would be in our interest; and

•	limit our access to the cash generated by our subsidiaries.

Upon the occurrence of an event of default under the ABL facility, the lenders could elect to declare all amounts outstanding under the ABL facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the ABL facility could proceed against the collateral granted to them to secure the ABL facility on a first-priority lien basis. If the lenders under the ABL facility accelerate the repayment of borrowings, such acceleration could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, we may not have sufficient assets to repay the Metals USA Notes upon acceleration.

For a more detailed description on the limitations on our ability to incur additional indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.”

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition or results of operations.

The terms of the Metals USA Notes indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2008, we had approximately $70.7 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. In addition, the Metals USA Notes indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate or Metals USA Holdings. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

Our indebtedness under the ABL facility bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2008, we had approximately $373.7 million of floating rate debt under the ABL facility and the IRB. We also had an additional $70.7 million available for borrowing under the ABL facility as of December 31, 2008. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2008 interest expense under the ABL facility and the IRB by approximately $3.7 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are controlled by Apollo and its affiliates, and their interests as equity holders may conflict with yours.

We are an affiliate of, and are controlled by, Apollo and its affiliates. The interests of Apollo and its affiliates may not always be aligned with yours. For example, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of our debt if the transactions resulted in our being more highly leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or if we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our debt. In that situation, for example, the holders of our debt might want us to raise additional equity to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Furthermore, Apollo and its affiliates have no continuing obligation to provide us with debt or equity financing. Additionally, Apollo and certain of its affiliates are in the business of making investments in businesses engaged in the metals service industry that complement or directly or indirectly compete with certain portions of our business.

Further, if they pursue such acquisitions in the metals service industry, those acquisition opportunities may not be available to us. So long as Apollo and its affiliates continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our business decisions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, we operated 21 metal service centers in the Plates and Shapes Group and 14 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 29 sales centers. During 2006, we acquired one location in the Plates and Shapes Group and added four locations in the Building Products Group, two of which were as a result of an acquisition and one of which was subsequently closed. During 2007, we acquired two locations within our Flat Rolled and Non-Ferrous Group (Union, New Jersey and Anaheim, California). We also closed two locations within our metal service center business—our Greenville, Kentucky Plates and Shapes facility and our Chattanooga, Tennessee Flat Rolled and Non-Ferrous facility. We also closed three sales centers within our Building Products Group (Jackson, Mississippi, Ft. Meyers and West Melbourne, Florida). In addition, during December 2007, we announced the closure of our Houston, Texas manufacturing facility, which ceased operations during the first quarter of 2008, and was subsequently sold in the third quarter of 2008. We also closed five sales centers (Corona, California, Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida and Harrisburg, Pennsylvania) during the first six months of 2008. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of our other facilities, and through the use of common carriers for product delivery.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2008

	Location	Square Footage	Owned/ Leased

Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	150,000	Owned
Mid-Atlantic Plates and Shapes	Oakwood, Georgia	206,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Wilmington, North Carolina	178,000	Leased
Ohio Valley Plates and Shapes	Canton, Ohio	110,000	Owned
	Ambridge, Pennsylvania	200,000	Leased
	Leetsdale, Pennsylvania	114,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

Flat Rolled and Non-Ferrous Group:
	Anaheim, California	22,000	Leased
	Madison, Illinois	100,000	Owned

	Location	Square Footage	Owned/ Leased

	Northbrook, Illinois	187,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Wichita, Kansas	43,000	Leased
	Walker, Michigan	50,000	Owned
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Mesquite, Texas	200,000	Leased
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased

Building Products Group:
Sales Centers	Birmingham, Alabama	12,000	Leased
	Phoenix, Arizona	111,000	Leased
	Tucson, Arizona	9,000	Leased
	Hayward, California	24,000	Leased
	Ontario, California	28,000	Leased
	Rancho Cordova, California	41,000	Leased
	San Diego, California	9,000	Leased
	Clearwater, Florida	20,000	Leased
	Jacksonville, Florida	17,000	Leased
	Lakeland, Florida	24,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	West Palm Beach, Florida	5,000	Leased
	Stone Mountain, Georgia	14,000	Leased
	Louisville, Kentucky	22,000	Leased
	Kansas City, Missouri	16,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Greensboro, North Carolina	15,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Dallas, Texas	26,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	San Antonio, Texas	20,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Leased
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

Administrative Locations:
Corporate Headquarters	Houston, Texas	13,000	Leased
Building Products Group	Houston, Texas	13,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	This facility is subject to liens with respect to specific debt obligations, including IRBs.

Item 3. Legal Proceedings

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, liquidity or cash flows. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Investment funds associated with Apollo own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management. Accordingly, the Company’s common stock is not traded on any stock exchange and has no established public trading market.

Dividends

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition, including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture Agreement dated November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed as a primary obligor the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings under the indenture governing the Metals USA Notes was $2.0 million as of December 31, 2008. In addition, under the most restrictive covenants of the loan and security agreement governing the ABL facility, the maximum amount of dividends that could be paid at December 31, 2008 was $62.1 million (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 to the Consolidated Financial Statements). In 2008, Flag Intermediate paid dividends to Metals USA Holdings aggregating $87.5 million. In 2007, Flag Intermediate paid dividends to Metals USA Holdings aggregating $18.1 million. In 2006, Flag Intermediate paid dividends to Metals USA Holdings aggregating $25.0 million.

In addition, Flag Intermediate intends to provide funds to its parent company sufficient to enable Metals USA Holdings to satisfy its obligations arising from the 2007 Notes issued in July 2007. The initial five interest payments on the 2007 Notes were paid solely in cash. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1. PIK Interest notes, resulting from the conversion of interest into PIK notes, when paid will be treated as an operating activity in Metals USA Holdings’ consolidated statements of cash flows in accordance with SFAS No. 95 “Statement of Cash Flows” (“SFAS 95”).

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2009	$26.5	$28.7
2010	$23.1	$25.3
2011	$26.9	$29.2
2012	$21.3	$23.0

Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7 million, $8.4 million, $8.1 million, $6.5 million and $6.6 million, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

Item 6. Selected Financial Data

On May 18, 2005, Metals USA Holdings and its wholly owned subsidiary, Flag Acquisition, entered into an Agreement and Plan of Merger with Metals USA. On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. Metals USA Holdings, Flag Intermediate and Flag Acquisition conducted no operations during the period May 9, 2005 (date of inception) to November 30, 2005.

We applied purchase accounting on the closing date of the Merger and, as a result, the merger consideration was allocated to the respective values of the assets acquired and liabilities assumed from the Predecessor Company. As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements and footnotes are not comparable with those of the Predecessor Company.

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2006, and as of December 31, 2007 and for the year ended December 31, 2007, and as of December 31, 2008, and for the year then ended for the Successor Company have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. The selected historical consolidated financial data as of December 31, 2004, and for the year ended December 31, 2004, and for the period from January 1, 2005 to November 30, 2005 for the Predecessor Company, and as of December 31, 2005, and for the period from May 9, 2005 to December 31, 2005, and as of December 31, 2006 for the Successor Company presented in this table have been derived from our Predecessor Company’s and Successor Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor Company		Successor Company
	Year Ended December 31, 2004	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31,		Years Ended December 31,
			2005	2006	2007	2008
	(in millions)
Statements of Operations Data:
Net Sales	$1,509.8	$1,522.1	$116.9	$1,802.9	$1,845.3	$2,156.2
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in Operating Expenses below)	1,080.1	1,189.3	92.5	1,371.8	1,418.8	1,612.9
Operating expenses(1)(2)	256.0	250.7	23.5	312.1	313.0	336.3

Operating income	173.7	82.1	0.9	119.0	113.5	207.0
Interest expense	8.4	12.0	4.1	54.1	57.6	54.5
Other (income) expense, net	(2.5)	(0.1)	—	(0.5)	—	(0.2)

Income (loss) before income taxes and discontinued operatons	167.8	70.2	(3.2)	65.4	55.9	152.7
Provision (benefit) for income taxes	63.3	26.7	(1.2)	25.9	19.3	59.3

Net income (loss)	$104.5	$43.5	$(2.0)	$39.5	$36.6	$93.4

	Predecessor Company Year Ended December 31,		Successor Company Years Ended December 31,
	2004	2005(3)	2006	2007	2008
	(in millions)
Balance Sheet Data:
Working Capital	$565.0	$453.3	$572.9	$511.9	$635.3
Total assets	710.0	795.3	981.9	951.1	1,010.9
Long-term debt, less current portion	266.6	472.9	610.1	563.1	648.9
Stockholder’s equity	328.2	132.0	147.6	167.6	175.4

(1)	For the one-month period ended December 31, 2005, the Successor Company’s operating expenses increased by $5.2 million ($4.1 million for cost of sales and $1.1 million of additional depreciation and amortization) as the inventory was sold and additional depreciation and amortization was recorded. For the year ended December 31, 2006, the Successor Company’s operating expenses increased by $23.9 million ($10.8 million in the first quarter of 2006 for cost of sales as the inventory was sold and $13.1 million of additional depreciation and amortization). As a result of the application of purchase accounting, the Successor Company balances and amounts presented in the consolidated financial statements are not comparable with those of the Predecessor Company.

(2)	We incurred certain non-recurring costs related to the Merger that were charged to the Predecessor Company’s selling, general and administrative expense during the period from January 1, 2005 to November 30, 2005. Such expenses of $15.8 million included $14.6 million paid by us on the closing date of the Merger to holders of 1,081,270 vested in-the-money options and holders of 45,437 restricted stock grant awards related to the long-term incentive compensation plan of the Predecessor Company. Additionally, we recorded expenses of $0.8 million related to severance costs and $0.4 million for other costs associated with the Merger.
(3)	The Merger was accounted for as a purchase, with the Successor Company applying purchase accounting on the closing date of the Merger. As a result, the merger consideration was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor Company. The fair value of inventories, property and equipment and intangibles (customer lists) were increased by $14.9 million, $118.6 million, and $22.2 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this report for cautionary information with respect to such forward-looking statements. Readers should refer to Item 1.A “Risk Factors” for risk factors that may affect future performance. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

Overview

On November 30, 2005, Flag Acquisition, a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in Metals USA, conducts no operations and is a guarantor of both the ABL facility and the Metals USA Notes. Immediately prior to the closing date of the Merger, all outstanding shares of our common stock were cancelled in exchange for a cash payment of $22.00 per share of such common stock. Investment funds associated with Apollo V own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the twelve months ended December 31, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in limited configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-user customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily independent distributors and contractors engaged in the residential remodeling industry.

Matters Impacting Comparability of Results

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals, for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which was deferred and is being paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.5 million, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4 million, $4.2 million and $1.8 million, respectively. The estimated fair value of customer list and trade name intangible assets was $10.1 million and $3.3 million, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3 million. In connection with the completion of the valuation of property and equipment in the second quarter of 2008, $0.4 million was reclassified from goodwill to property and equipment. The results of operations for the Lynch Metals acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

Lynch Metals is a value-added, metal service center that focuses on specialty aluminum, with locations in New Jersey and California. Lynch Metals uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. This acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our increased presence in the strategic Northeast and Southern California regions. Lynch Metals’ product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch Metals’ non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch Metals’ geographic base.

2006 Acquisitions

In May 2006, Metals USA purchased all of the assets and business operations of Port City, located in Tulsa, Oklahoma, for approximately $41.3 million, including transaction costs and a $5.0 million contingent payout provision that was made in 2008 subject to certain performance criteria. Founded in 1977, Port City is a value-added processor of steel plate. Port City uses cutting-edge technologies in laser, plasma and oxyfuel burning, braking and rolling, drilling and machining, and welding to service its customers needs. Port City’s range and depth of processing capabilities are highly complementary to the capital investments we have already made in the Plates and Shapes Group and we believe this acquisition positions us to be the pre-eminent plate processor in the southern United States. Port City’s customers are predominately manufacturers of cranes and other heavy equipment, heat exchangers, and equipment specifically focused on the oil and gas industry. Port City has traditionally purchased metal from metal service centers and we believe we have realized synergies by consolidating its metal needs into our overall purchasing process. We have also realized benefits by selling Port City’s higher value-added products through our sales force to our existing customer base.

In May 2006, Metals USA purchased all of the assets and operations of Allmet with one manufacturing facility located near Toronto, Ontario, Canada and a sales and distribution facility located in California (which was subsequently closed) for approximately $10.4 million Canadian dollars (approximately U.S. $9.4 million). Allmet, then operating as Dura-Loc Roofing Systems Limited, was established in 1984 and is one of the leading stone-coated metal roof manufacturers in North America. Effective June 30, 2007, we changed the trade name from Dura-Loc Roofing Systems Limited to Allmet to better facilitate our marketing objectives. Allmet is also the only manufacturer of such product located in the eastern regions of North America, a region not yet fully developed for the high-end, stone-coated metal products we produce. We believe this acquisition gives us significant additional capacity located in a potentially high growth area. In addition, by transforming Allmet’s production processes to our methodologies, we have reduced Allmet’s cost of production, further improving the benefits of the acquisition. We believe the addition of Allmet to our stone-coated metal roofing division, Gerard Roofing Technology, provides us with a more economic and efficient means of gaining access to an expanded product mix and leveraging the combined sales force and research and development personnel, thereby solidifying our position as one of the largest stone-coated metal roofing manufacturers in North America.

Selected Operational Information

Net sales. We derive the net sales of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups from the processing and sale of metal products to end-users including metal fabrication companies, general contractors and OEMs. Pricing is generally based upon the underlying metal cost as well as a margin associated with customized value-added services specified by the customer. The net sales of our Building Products Group are derived from the sales of finished goods to local distributors and general contractors who are generally engaged in the residential remodeling industry.

Cost of sales. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups follow the normal industry practice which classifies, within cost of sales, the underlying commodity cost of metal purchased in mill form and the cost of inbound freight charges together with third-party processing cost, if any. Generally, the cost of metal approximates 75% of net sales for the Plates and Shapes and Flat Rolled and Non-Ferrous Groups. Cost of sales for our Building Products Group includes the cost of raw materials, manufacturing labor and overhead costs, together with depreciation and amortization expense associated with property, buildings and equipment used in the manufacturing process. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Operating and delivery expense. Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs are associated with the labor and facility costs attributable to the distribution and warehousing of our finished goods at our metal service center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Selling, general and administrative expenses. Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services and costs not directly associated with the processing, manufacturing, operating or delivery costs of our products. Amounts included within this caption may not be comparable to similarly titled captions reported by other companies.

Depreciation and amortization. Depreciation and amortization expense represents the costs associated with property, buildings and equipment used throughout the company except for depreciation and amortization expense associated with the manufacturing assets employed by our Building Products Group, which is included within cost of sales. This caption also includes amortization of intangible assets.

Industry Trends

Metals Service Centers

The metals production and distribution industries have experienced unprecedented revenue and profit expansion over the last five years. Global demand for steel and other metals has grown at an extraordinary pace driven largely by new market development in China, Brazil, Russia, and India, as well as Europe in general. Through the first half of 2008, demand growth outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation.

However, global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. As a result, steel demand in most regions of the world has slowed, and industry participants have become more cautious about the near-term outlook for metal prices. The timing of the effect that further price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

Building Products

The current state of the housing and mortgage markets is causing significant contraction in the home improvement remodeling industry. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time. This has continued negative implications for our building products business, since remodeling activity lags homebuilding, and improvement remodeling lags overall remodeling activity.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. During 2008, we closed five sales centers (Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida, Harrisburg, Pennsylvania and Corona, California), in addition to our Houston, Texas manufacturing facility. We continue to evaluate various alternative strategies for our building products business.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to significantly reduce the segment’s performance.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Accounts Receivable. We generally recognize revenue as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for the substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Inventories. Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2008	%	2007	%	2006	%
	(in millions, except percentages)
Net sales	$2,156.2	100.0%	$1,845.3	100.0%	$1,802.9	100.0%
Cost of sales	1,612.9	74.8%	1,418.8	76.9%	1,371.8	76.1%
Operating and delivery	186.1	8.6%	178.4	9.7%	175.5	9.7%
Selling, general and administrative	126.2	5.9%	112.2	6.1%	115.1	6.4%
Depreciation and amortization	21.3	1.0%	22.1	1.2%	21.4	1.2%
(Gain) loss on sale of property and equipment	(2.4)	-0.1%	0.1	0.0%	0.1	0.0%
Impairment of assets	5.1	0.2%	0.2	0.0%	—	—

Operating income	207.0	9.6%	113.5	6.2%	119.0	6.6%
Interest expense	54.5	2.5%	57.6	3.1%	54.1	3.0%
Other (income) expense, net	(0.2)	0.0%	—	—	(0.5)	0.0%

Income before income taxes	$152.7	7.1%	$55.9	3.0%	$65.4	3.6%

Results of Operations—Year Ended December 31, 2008 Compared to 2007

Net sales. Net sales increased $310.9 million, or 16.8%, from $1,845.3 million for the year ended December 31, 2007 to $2,156.2 million for the year ended December 31, 2008. Results of operations for Lynch Metals, which closed in July 2007, were included for the entire year ended December 31, 2008, and as a result, accounted for $17.2 million of increased sales for the year. The remaining increase of $293.7 million was primarily attributable to an 19.3% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease of $26.4 million for our Building Products Group.

Cost of sales. Cost of sales increased $194.1 million, or 13.7%, from $1,418.8 million for the year ended December 31, 2007, to $1,612.9 million for the year ended December 31, 2008. The Lynch Metals acquisition accounted for $10.6 million of additional cost of sales for the year. The remaining increase of $183.5 million was primarily attributable to a 15.4% increase in the average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups, partially offset by a decrease of $13.4 million in cost of sales for our Building Products Group. In addition, we recorded a $6.8 million write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 in our metal service center businesses as a result of volatility in steel prices during the latter half of the year. As a result of the rapid price decrease and an overall decline in demand, we elected to reduce inventory tonnage on hand, which resulted in the replacement cost of certain inventory items declining below their carrying cost as of December 31, 2008. Cost of sales as a percentage of net sales decreased from 76.9% for the year ended December 31, 2007 to 74.8% for the year ended December 31, 2008.

Operating and delivery. Operating and delivery expenses increased $7.7 million, or 4.3%, from $178.4 million for the year ended December 31, 2007 to $186.1 million for the year ended December 31, 2008. The acquisition of Lynch Metals accounted for $0.8 million of additional operating and delivery expenses for the year. The remaining increase was a result of higher variable costs of $6.9 million, which were primarily attributable to higher fuel and freight costs. As a percentage of net sales, operating and delivery expenses decreased from 9.7% for the year ended December 31, 2007 to 8.6% for the year ended December 31, 2008.

Selling, general and administrative. Selling, general and administrative expenses increased $14.0 million, or 12.5%, from $112.2 million for the year ended December 31, 2007 to $126.2 million for the year ended December 31, 2008. The Lynch Metals acquisition accounted for $2.0 million of the increase while increased incentive compensation accounted for an additional $9.7 million of the increased selling, general and administrative expenses for the period. These increases were partially offset by a decrease in stock-based compensation expense of $3.5 million, $3.0 million of which was recognized in the first quarter of 2007 due to the accelerated vesting of stock options in connection with the January 2007 Dividend, and the remainder of which was recognized in the third quarter of 2007 in connection with the July 2007 Dividend. As a percentage of net sales, selling, general and administrative expenses decreased from 6.1% for the year ended December 31, 2007 to 5.9% for the year ended December 31, 2008.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 3.6%, from $22.1 million for the year ended December 31, 2007 to $21.3 million for the year ended December 31, 2008. The Lynch Metals acquisition accounted for $6.0 million of additional depreciation and amortization for the year. This increase was offset by a decrease of $6.8 million for the year, which resulted primarily from lower amortization of customer list intangible assets recorded in connection with the acquisitions completed in May 2006 and the Merger.

Operating income. Operating income increased $93.5 million, or 82.4%, from $113.5 million for the year ended December 31, 2007 to $207.0 million for the year ended December 31, 2008. The Lynch Metals acquisition resulted in a decrease of $2.2 million of operating income for the year. The remaining increase of $95.7 million resulted primarily from increased net sales, in addition to a $2.4 million gain we recognized on the sale of property and equipment. This increase was partially offset by a $5.1 million charge we recognized in the fourth quarter of 2008 related to the impairment of goodwill and customer list intangible assets associated with our building products business. As a percentage of net sales, operating income increased from 6.2% for the year ended December 31, 2007 to 9.6% for the year ended December 31, 2008.

Interest expense. Interest expense decreased $3.1 million, or 5.4%, from $57.6 million for the year ended December 31, 2007 to $54.5 million for the year ended December 31, 2008. The effect of increased debt levels on interest expense was offset by lower average interest rates on our ABL facility. While the weighted average outstanding balance on our ABL facility increased $64.8 million for the year ended December 31, 2008 versus the same period of 2007, the weighted average interest rate decreased from 7.06% for the year ended December 31, 2007 to 4.31% for the year ended December 31, 2008.

Results of Operations—Year Ended December 31, 2007 Compared to 2006

Net sales. Net sales increased $42.4 million, or 2.4%, from $1,802.9 million for the year ended December 31, 2006 to $1,845.3 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $15.6 million of increased sales for the period. Results of operations for the 2006 Acquisitions, which closed in May 2006, were included for the entire year ended December 31, 2007, and as a result, accounted for $25.7 million of increased sales for the year ended December 31, 2007 versus the same period of 2006. The remaining increase of $1.1 million was primarily attributable to a 9.8% increase in average realized prices, partially offset by a 6.7% decrease in volumes for our metal service center businesses and a decline in sales for our building products business of $37.4 million.

Cost of sales. Cost of sales increased $47.0 million, or 3.4%, from $1,371.8 million for the year ended December 31, 2006, to $1,418.8 million for the year ended December 31, 2007. The Lynch Metals acquisition accounted for $9.5 million of additional cost of sales for the period, while the 2006 Acquisitions accounted for $15.6 million of the increase. The remaining increase of $21.9 million was primarily attributable to an 11.2% increase in the average cost per ton, offset in part by a 6.7% decrease in volumes for our metal service center businesses, and by a decrease of $22.6 million in cost of sales for our building products business. Cost of sales as a percentage of net sales increased from 76.1% for the year ended December 31, 2006 to 76.9% for the same period in 2007.

Operating and delivery. Operating and delivery expenses increased $2.9 million, or 1.7%, from $175.5 million for the year ended December 31, 2006 to $178.4 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $0.6 million of additional operating and delivery expenses for the period, while the 2006 Acquisitions accounted for a $6.8 million increase. These increases were partially offset by lower variable costs of $4.5 million associated with decreased shipments. As a percentage of net sales, operating and delivery expenses for 2007 remained level with 2006 at 9.7%.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.9 million, or 2.5%, from $115.1 million for the year ended December 31, 2006 to $112.2 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $1.6 million of increased selling, general and administrative expenses for the period, while the 2006 Acquisitions accounted for a $0.2 million increase. These acquisition increases were offset by a decrease of $4.7 million, which was primarily attributable to lower salaries, incentive compensation and advertising expenses at our Building Products segment, in addition to lower bad debt expense at our Flat Rolled and Non-Ferrous Group. As a percentage of net sales, selling, general and administrative expenses decreased from 6.4% for the year ended December 31, 2006 to 6.1% for the year ended December 31, 2007.

Depreciation and amortization. Depreciation and amortization increased $0.7 million, or 3.3%, from $21.4 million for the year ended December 31, 2006 to $22.1 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $1.7 million of additional depreciation and amortization for the period, while the 2006 Acquisitions accounted for an increase of $1.3 million for the period. These acquisition increases were partially offset by a decrease of $2.3 million, which was primarily attributable to lower amortization of customer list intangible assets (which is recognized on an accelerated basis) recorded in connection with the Merger and the 2006 Acquisitions.

Operating income. Operating income decreased $5.5 million, or 4.6%, from $119.0 million for the year ended December 31, 2006 to $113.5 million for the year ended December 31, 2007. The acquisition of Lynch Metals contributed $2.2 million of operating income for the period, while the 2006 Acquisitions accounted for a $1.8 million increase versus the same period of last year. The remaining decrease of $9.5 million resulted primarily from higher cost of sales, which was driven by an increase in average cost per ton that exceeded the increase in average realized prices for our metal service center businesses, in addition to a decrease in operating income of $10.0 million for our building products business, which was driven by lower net sales and operating costs that increased year-over-year on a percentage of net sales basis. As a percentage of net sales, operating income decreased from 6.6% for the year ended December 31, 2006 to 6.2% for the year ended December 31, 2007.

Interest expense. Interest expense increased $3.5 million, or 6.5%, from $54.1 million for the year ended December 31, 2006 to $57.6 million for the year ended December 31, 2007. This increase was primarily a function of higher debt levels for the year ended December 31, 2007. During the year ended December 31, 2007, the average daily balance outstanding on our ABL facility was $319.3 million, at a weighted average interest rate of 7.06%, compared to $274.1 million at 7.05% for the comparable period of 2006.

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped(1)
	(in millions, except percentages)
2008:
Plates and Shapes	$1,161.2	53.9%	$990.5	50.8%	$170.7	82.5%	$8.6	837
Flat Rolled and Non-Ferrous	882.9	40.9%	804.7	41.3%	78.2	37.8%	2.2	601
Building Products	126.0	5.8%	135.1	6.9%	(9.1)	-4.4%	0.7	—
Corporate and other	(13.9)	-0.6%	18.9	1.0%	(32.8)	-15.8%	0.7	(10)

Total	$2,156.2	100.0%	$1,949.2	100.0%	$207.0	100.0%	$12.2	1,428

2007:
Plates and Shapes	$889.7	48.2%	$796.9	46.0%	$92.8	81.8%	$16.6	826
Flat Rolled and Non-Ferrous	817.7	44.3%	767.6	44.3%	50.1	44.1%	2.9	614
Building Products	152.4	8.3%	152.7	8.8%	(0.3)	-0.3%	1.6	—
Corporate and other	(14.5)	-0.8%	14.6	0.8%	(29.1)	-25.6%	0.4	(11)

Total	$1,845.3	100.0%	$1,731.8	100.0%	$113.5	100.0%	$21.5	1,429

2006:
Plates and Shapes	$856.6	47.5%	$760.7	45.2%	$95.9	80.6%	$11.1	843
Flat Rolled and Non-Ferrous	776.0	43.0%	731.7	43.5%	44.3	37.2%	2.8	680
Building Products	189.8	10.5%	180.1	10.7%	9.7	8.2%	2.7	—
Corporate and other	(19.5)	-1.1%	11.4	0.7%	(30.9)	-26.0%	0.3	(18)

Total	$1,802.9	100.0%	$1,683.9	100.0%	$119.0	100.0%	$16.9	1,505

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2008 Compared to 2007

Plates and Shapes. Net sales increased $271.5 million, or 30.5%, from $889.7 million for the year ended December 31, 2007 to $1,161.2 million for the year ended December 31, 2008. The increase was primarily attributable to a 28.8% increase in average realized prices, in addition to a 1.3% increase in shipments for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Operating costs and expenses increased $193.6 million, or 24.3%, from $796.9 million for the year ended December 31, 2007 to $990.5 million for the year ended December 31, 2008. The increase was primarily attributable to a 25.2% increase in the average cost per ton, in addition to a 1.3% increase in shipments for the year ended December 31, 2008, compared to the year ended December 31, 2007. In addition, this segment recorded a $5.8 million write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 due to a decline in replacement costs of certain inventory items below their carrying costs as of December 31, 2008. Operating costs and expenses as a percentage of net sales decreased from 89.6% for the year ended December 31, 2007 to 85.3% for the year ended December 31, 2008.

Operating income increased by $77.9 million, or 83.9%, from $92.8 million for the year ended December 31, 2007 to $170.7 million for the year ended December 31, 2008. The increase was primarily attributable to the increase in net sales and the decrease in operating costs and expenses as a percentage of net sales, as discussed above. Operating income as a percentage of net sales increased from 10.4% for the year ended December 31, 2007 to 14.7% for the year ended December 31, 2008.

Flat Rolled and Non-Ferrous. Net sales increased $65.2 million, or 8.0%, from $817.7 million for the year ended December 31, 2007 to $882.9 million for the year ended December 31, 2008. Results of operations for the Lynch Metals acquisition, which closed in July 2007, were included for the entire year ended December 31,

2008, and as a result, contributed $17.2 million of additional net sales for the year ended December 31, 2008. The remaining increase was primarily due to an 8.7% increase in average realized prices, partially offset by a 2.5% decrease in shipments for the year ended December 31, 2008 compared to the year ended December 31, 2007. Sales of non-ferrous metals accounted for 41% of the segment’s sales product mix for the year ended December 31, 2008, compared to 48% for the same period of 2007.

Operating costs and expenses increased $37.1 million, or 4.8%, from $767.6 million for the year ended December 31, 2007 to $804.7 million for the year ended December 31, 2008. The acquisition of Lynch Metals accounted for $19.4 million of additional operating costs and expenses for the year ended December 31, 2008. The remaining increase of $17.7 million was attributable to an increase in the cost of raw materials of 5.9%, partially offset by a 2.5% decrease in shipments for the year ended December 31, 2008 compared to the year ended December 31, 2007. In addition, this segment recorded a $1.0 million write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 due to a decline in replacement costs of certain inventory items below their carrying costs as of December 31, 2008. Operating costs and expenses as a percentage of net sales decreased from 93.9% for the year ended December 31, 2007 to 91.1% for the year ended December 31, 2008.

Operating income increased by $28.1 million, or 56.1%, from $50.1 million for the year ended December 31, 2007 to $78.2 million for the year ended December 31, 2008. The Lynch Metals acquisition resulted in a decrease of $2.2 million of operating income for the year. The balance of the increase was primarily attributable to the increase in net sales discussed above. Operating income as a percentage of net sales increased from 6.1% for the year ended December 31, 2007 to 8.9% for the year ended December 31, 2008.

Building Products. Net sales decreased $26.4 million, or 17.3%, from $152.4 million for the year ended December 31, 2007 to $126.0 million for the year ended December 31, 2008. Declines in the home improvement remodeling market, which were impacted by the continued downturn in the housing sector, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $17.6 million, or 11.5%, from $152.7 million for the year ended December 31, 2007 to $135.1 million for the year ended December 31, 2008. The decrease was due to lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and home improvement remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. Despite the decrease in sales volumes, operating costs and expenses as a percentage of net sales increased from 100.2% for the year ended December 31, 2007 to 107.2% for the year ended December 31, 2008. The increase in operating costs as a percentage of net sales is due in part to additional costs incurred during 2008 related to the closure of underperforming sales center locations and the discontinuance of certain product lines, as management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. In July 2008, we sold our Houston, Texas manufacturing facility for $4.9 million in cash. We recognized a gain of $0.7 million in the third quarter of 2008 related to this sale. Total facility closure costs charged to operating expense during the year ended December 31, 2008, net of the gain on the sale of the Houston plant, amounted to $4.0 million.

Operating loss increased by $8.8 million from a loss of $0.3 million for the year ended December 31, 2007 to a loss of $9.1 million for the year ended December 31, 2008. The increase was primarily attributable to the decline in net sales discussed above, which exceeded the rate of decline in operating costs and expenses. Operating loss as a percentage of net sales increased from 0.2% for the year ended December 31, 2007 to 7.2% for the year ended December 31, 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $3.7 million, or 12.7%, from $29.1 million for the year ended December 31, 2007 to $32.8 million for the year ended December 31, 2008. This increase was primarily attributable to a $5.1 million charge we recognized in the fourth quarter of 2008 related to the impairment of goodwill and customer list intangible assets associated with our building products business, which was recorded at the corporate segment. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. Consequently, any impairment charges associated with these assets is recorded at the corporate segment. Increased incentive compensation accounted for an additional $2.4 million of selling, general and administrative expenses recorded at the corporate segment for the year.

Segment Results—Year Ended December 31, 2007 Compared to 2006

Plates and Shapes. Net sales increased $33.1 million, or 3.9%, from $856.6 million for the year ended December 31, 2006 to $889.7 million for the year ended December 31, 2007. Results of operations for the 2006 Acquisition of Port City, which closed in May 2006, were included for the entire year ended December 31, 2007, and as a result, accounted for $25.9 million of increased sales for the year ended December 31, 2007 versus the same period of 2006. Apart from the increase attributable to Port City, net sales for the remainder of the segment increased $7.2 million, or 0.9%, primarily due to a 5.8% increase in average realized prices, partially offset by a 4.6% decrease in shipments, for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Operating costs and expenses increased $36.2 million, or 4.8%, from $760.7 million for the year ended December 31, 2006 to $796.9 million for the year ended December 31, 2007. The 2006 Acquisition of Port City accounted for $22.7 million of the increase. In addition, average cost per ton increased by 7.1%, which was partially offset by a 4.6% decrease in shipments for the year ended December 31, 2007. Operating costs and expenses as a percentage of segment net sales increased from 88.8% for the year ended December 31, 2006 to 89.6% for the year ended December 31, 2007.

Operating income decreased by $3.1 million, or 3.2%, from $95.9 million for the year ended December 31, 2006 to $92.8 million for the year ended December 31, 2007. The 2006 Acquisition of Port City accounted for $3.2 million of increased operating income for the year ended December 31, 2007 versus the same period of 2006. The remaining decrease of $6.3 million was primarily attributable to the increase in operating costs and expenses discussed above. Operating income as a percentage of segment net sales decreased from 11.2% for the year ended December 31, 2006 to 10.4% for the year ended December 31, 2007.

Flat Rolled. Net sales increased $41.7 million, or 5.4%, from $776.0 million for the year ended December 31, 2006 to $817.7 million for the year ended December 31, 2007. The acquisition of Lynch Metals contributed $15.6 million of additional net sales for the year ended December 31, 2007. The remaining increase of $26.1 million was primarily due to a 15.0% increase in the average sales price per ton, partially offset by a 10.1% decrease in shipments for the year ended December 31, 2007 compared to the year ended December 31, 2006, as we elected to reduce sales volume to maintain our level of profitability. Sales of non-ferrous metals accounted for 48% of the segment’s sales product mix for the year ended December 31, 2007, compared to 39% for the same period of 2006.

Operating costs and expenses increased $35.9 million, or 4.9%, from $731.7 million for the year ended December 31, 2006 to $767.6 million for the year ended December 31, 2007. The acquisition of Lynch Metals accounted for $13.4 million of additional operating costs and expenses for the year ended December 31, 2007. The remaining increase of $22.5 million was mostly attributable to an increase in the cost of raw materials of 16.0%, partially offset by a 10.1% decrease in shipments for the year ended December 31, 2007. Operating costs and expenses as a percentage of segment net sales decreased from 94.3% for the year ended December 31, 2006 to 93.9% for the year ended December 31, 2007.

Operating income increased by $5.8 million, or 13.1%, from $44.3 million for the year ended December 31, 2006 to $50.1 million for the year ended December 31, 2007. The acquisition of Lynch Metals contributed $2.2 million of operating income for the year ended December 31, 2007. The balance of the increase was primarily attributable to the increase in net sales discussed above, which, despite the decrease in shipments, produced higher margins due to the shift in product mix to more non-ferrous products. Operating income as a percentage of segment net sales increased from 5.7% for the year ended December 31, 2006 to 6.1% for the year ended December 31, 2007.

Building Products. Net sales decreased $37.4 million, or 19.7%, from $189.8 million for the year ended December 31, 2006 to $152.4 million for the year ended December 31, 2007. Results of operations for the 2006 Acquisition of Allmet, which was acquired in May 2006, were included for the entire year ended December 31, 2007, and as a result, accounted for $0.2 million of decreased sales for the year ended December 31, 2007 versus the same period of 2006. New house production and existing home sales, both of which are primary drivers of residential remodeling activity, were down for the year ended December 31, 2007 versus the same period of 2006. The softness in the residential remodeling market, which was impacted by declines in existing home sales and new house production, contributed to the period-over-period net sales decrease for our Building Products Group.

Operating costs and expenses decreased $27.4 million, or 15.2%, from $180.1 million for the year ended December 31, 2006 to $152.7 million for the year ended December 31, 2007. The 2006 Acquisition of Allmet accounted for $1.2 million of increased costs, which was offset by lower operating costs and expenses associated with lower sales volumes, in addition to certain initiatives the segment has taken in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of service center layouts, and manufacturing consolidation. Operating costs and expenses as a percentage of segment net sales increased from 94.9% for the year ended December 31, 2006 to 100.2% for the year ended December 31, 2007.

Operating income decreased by $10.0 million, or 103.1%, from operating income of $9.7 million for the year ended December 31, 2006 to an operating loss of $0.3 million for the year ended December 31, 2007. The 2006 Acquisition of Allmet accounted for $1.4 million of the year-over-year decrease. The remainder of the decrease was primarily attributable to the reductions in sales volumes discussed above.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.8 million, or 5.8%, from $30.9 million for the year ended December 31, 2006 to $29.1 million for the year ended December 31, 2007. This decrease was primarily attributable to lower insurance expense due to favorable trends in workers compensation claims, lower amortization of the customer list intangible asset recorded in connection with the Merger, which decreases over the useful life and economic value of the intangible asset, in addition to lower employee benefit costs and lower incentive compensation. The decrease was partially offset by $3.6 million of higher stock-based compensation expense due to the accelerated vesting of stock options and partial settlement of existing stock option awards in connection with the January 2007 and July 2007 dividends paid by Metals USA Holdings to its stockholders.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. At December 31, 2008, we had $368.0 million drawn on the ABL facility, our borrowing availability was $70.7 million and we had available cash of $93.0 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2008, our long-term debt consisted of $368.0 million of outstanding borrowings on the ABL facility, $275.0 million principal amount of the Metals USA Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.2 million in vendor financing and purchase money notes.

With respect to long-term liquidity, we believe that we will be able to meet our working capital, capital expenditures and debt service obligations. Our ability to meet long-term liquidity requirements is subject to obtaining additional debt and/or equity financing. Decisions by lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit agreements, industry and market trends, the availability of capital, and the relative attractiveness of alternative lending or investment opportunities.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $511.9 million at December 31, 2007 to $635.3 million at December 31, 2008.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early- payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, as they have over the last quarter of 2008, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added business opportunities that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future investments.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8—“Financial Statements and Supplementary Data.”

Year Ended December 31, 2008

During the year ended December 31, 2008, net cash provided by operating activities was $92.0 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period and gains on the sale of property and equipment, of $124.0 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $32.0 million for the year, an amount that was primarily attributable to increases in inventories and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

Net cash used in investing activities was $7.7 million for the year ended December 31, 2008, and consisted of proceeds from sales of assets of $9.5 million offset by $12.2 million of purchases of assets and $5.0 million of contingent consideration paid during 2008 in connection with the May 2006 acquisition of Port City. For the year ended December 31, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $4.9 million for the year ended December 31, 2008, and consisted primarily of net borrowings on the ABL facility of $87.5 million, offset by dividends paid to Metals USA Holdings of $87.5 million, $2.4 million of repayments of long-term debt and $2.5 million of deferred financing costs.

Year Ended December 31, 2007

During the year ended December 31, 2007, net cash provided by operating activities was $126.8 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $66.1 million, plus changes in operating assets and liabilities that resulted in a cash inflow of $60.7 million for the period, an amount that was primarily attributable to decreases in inventories and accounts receivable.

Net cash used in investing activities was $58.5 million for the year ended December 31, 2007, and consisted primarily of $21.5 million of purchases of assets and $38.2 million for the acquisition of Lynch Metals. For the year ended December 31, 2007, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $68.9 million for the year ended December 31, 2007, and consisted primarily of dividends paid to Metals USA Holdings of $18.1 million, in addition to net repayments on the ABL facility of $48.5 million.

Year Ended December 31, 2006

During the year ended December 31, 2006, net cash used in operating activities was $46.4 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $63.4 million, offset by changes in operating assets and liabilities that resulted in a cash outflow of $109.8 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by a decrease in prepaid expenses and increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $61.0 million for the year ended December 31, 2006, and consisted of $1.6 million of proceeds from the sale of assets, offset by $16.9 million of purchases of assets and the $45.7 million for the purchase of Port City and Dura-Loc. These purchases were strategic acquisitions in our Plates and Shapes and Building products segments. For the year ended December 31, 2006, the most significant internal capital projects included the expansion of our non-ferrous Germantown, Wisconsin facility and the installation of new processing equipment in our New Orleans facility.

Net cash provided by financing activities was $110.3 million for the year ended December 31, 2006 and consisted primarily of net borrowings on the ABL facility of $137.6 million, offset by the $25.0 million payment of a cash dividend.

Adjusted EBITDA

EBITDA represents net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes) is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized (or in the case of the indenture, expected) future cost savings directly related to prior acquisitions. EBITDA and Adjusted EBITDA are not defined terms under GAAP. Neither EBITDA nor Adjusted EBITDA should be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flow as a measure of liquidity. There are material limitations associated with making the adjustments to our earnings to calculate EBITDA and Adjusted EBITDA and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, EBITDA and Adjusted EBITDA do not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue; and

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate.

We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by our investors and other interested parties, as well as by our management, in the evaluation of companies in our industry, many of which present EBITDA when reporting their results. In addition, EBITDA provides additional information used by our management and board of directors to facilitate internal comparisons to historical operating performance of prior periods. Further, management believes EBITDA facilitates their operating performance comparisons from period to period because it excludes potential differences caused by variations in capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting depreciation expense).

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net income to Adjusted EBITDA to demonstrate compliance with debt covenants. Management uses Adjusted EBITDA as a key indicator to evaluate performance of certain employees.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Years Ended December 31,
	2008	2007	2006
	(dollars in millions)
Net income	$93.4	$36.6	$39.5
Depreciation and amortization(1)	23.6	23.7	22.6
Interest expense	54.5	57.6	54.1
Provision (benefit) for income taxes	59.3	19.3	25.9
Other (income) expense	(0.2)	—	(0.5)

EBITDA	230.6	137.2	141.6
Covenant defined adjustments:
Inventory purchase adjustments(2)	—	—	10.8
Stock options and grant expense(3)	1.1	4.8	1.2
Facilities closure(4)	4.0	0.7	1.4
Pension withdrawal liability(5)	—	2.0	—
Management fees and other costs(6)	1.9	1.5	1.2
Impairment of assets(7)	5.1	—	—

Adjusted EBITDA	$242.7	$146.2	$156.2

Fixed charge coverage ratio numerator(8)	$197.9	$103.2	$115.6
Fixed charge coverage ratio denominator(8)	$68.1	$78.6	$76.7
Fixed charge coverage ratio(8)	2.91	1.31	1.51

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	As a result of management’s analysis and evaluation of the replacement cost of inventory as of the closing of the Merger, a purchase accounting increase in the fair value of inventory of $14.9 million was recorded as of December 1, 2005 with $4.1 million of that amount charged to cost of sales in December 2005 and $10.8 million charged to cost of sales in the first quarter of 2006.
(3)	Non-cash stock option and stock grant expense.

(4)	This amount represents charges in the Building Products Group for the closure of six facilities during 2008 and three facilities during 2007. The amount for 2006 represents charges incurred in connection with the closure of three facilities within the Building Products Group and one facility within each of the Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively.
(5)	This amount represents expenses incurred in connection with the withdrawal of two of our operating facilities from a multi-employer pension fund.
(6)	Primarily represents expenses related to the management agreement we have with Apollo.
(7)	This amount represents non-cash impairment charges related to goodwill and customer list intangible assets associated with our Building Products Group.
(8)	These amounts represent the Fixed Charge Coverage Ratio (“FCCR”) numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

Financing Activities

The ABL Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0 million, which increased the total commitment from $525.0 million to $625.0 million. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.4 million, and are being amortized over the existing term of the ABL facility.

On June 8, 2007, we executed the June 2007 amendment to the ABL facility, which increased the commitment from $450.0 million to $525.0 million, comprised of $500.0 million of Tranche A Commitments and $25.0 million of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0 million. The June 2007 amendment did not have any impact on our covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6 million, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

Borrowing Base. The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. Our borrowing availability fluctuates daily with changes in eligible receivables and inventory, less outstanding borrowings and letters of credit. The borrowing base is equal to the lesser of (a) the aggregate amount of the Tranche A Commitments and the Tranche A-1 Commitments and (b) the sum of:

•	85% of the net amount of eligible accounts receivable;

•	the lesser of (x) 70% of the lesser of the original cost or market value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory; and

•	at all times prior to the termination of the Tranche A-1 Commitments, the sum of 5% of the net amount of eligible accounts receivable and 5% of the net orderly liquidation value of eligible inventory.

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

During September 2008, we borrowed approximately $160.0 million on the ABL facility in response to concerns about credit markets. As of December 31, 2008, we had eligible collateral of $453.7 million, $368.0 million in outstanding advances, $15.1 million in open letters of credit and $70.7 million of additional borrowing capacity. As of December 31, 2008, we had $93.0 million of available cash and cash equivalents.

In January 2007, Metals USA Holdings used the net proceeds from the December 2006 issuance of $150.0 million initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2006 Notes”), as well as $8.2 million of additional borrowings under the ABL facility, to pay a cash dividend of approximately $144.8 million to its stockholders, to make a cash payment (partially in lieu of the cash dividend) of $4.2 million to its vested stock option holders, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 million transaction fee to Apollo.

On July 2, 2007, we purchased the business operations of Lynch Metals for approximately $42.4 million. The purchase price was funded by borrowings under the ABL facility, $38.4 million of which was paid at closing, and approximately $4.0 million of which is deferred and will be paid in various installments over a period of two years from the closing date.

Also in July 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes. The net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 million of additional borrowings under the ABL facility, were used to redeem the 2006 Notes (for approximately $150.0 million plus accrued and unpaid interest of approximately $5.4 million), to pay a cash dividend of approximately $130.3 million to Metals USA Holdings’ stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 million to its stock option holders, which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

Guarantees and Security. Substantially all of our subsidiaries are defined as “borrowers” under the loan and security agreement governing the ABL facility. The obligations under the ABL facility are guaranteed by Flag Intermediate and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by our, the other borrowers’ and the guarantors’ accounts, inventory, cash and proceeds and products of the foregoing and certain assets related thereto and (ii) on a second-priority lien basis by substantially all of our, the other borrowers’ and the guarantors’ other assets, subject to certain exceptions and permitted liens. Metals USA Holdings is not a party to the ABL facility, and indebtedness under the ABL facility is not guaranteed by Metals USA Holdings.

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding months.

The interest rates with respect to loans utilizing the Tranche A Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; plus, in each case, an applicable margin ranging between -0.25% and -0.50% as determined in accordance with the loan and security agreement governing the ABL facility or (ii) the rate (as adjusted for statutory reserves) for Eurodollar deposits for one, two, three, six or, if agreed to by all lenders under the loan and security agreement, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the loan and security agreement governing the ABL facility. The interest rates with respect to loans utilizing the Tranche A-1 Commitments are, at our option, (i) the higher of (a) the prime rate of Credit Suisse in effect at its principal office in New York City and (b) the federal funds effective rate plus 0.5%; in each case plus an applicable margin of 0.75% or (ii) the rate (as adjusted for statutory reserves) for

Eurodollar deposits for one, two, three, six or, if agreed to by all lenders under the loan and security agreement, nine or twelve months, as selected by us, by reference to the British Bankers’ Association Interest Settlement Rates, plus an applicable margin of 2.75%.

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 1.425%, respectively, as of December 31, 2008.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters.

Additionally, payments to affiliates are limited to the greater of $3.0 million or 3% of Adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility) provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income, or if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, of dividends in any fiscal quarter provided that borrowing availability is greater than $50.0 million and the FCCR is at least 1.0 to 1.0.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment.

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the year ended December 31, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.6 million at December 31, 2008, with $1.7 million classified as other current liabilities and $4.8 million classified as other noncurrent liabilities in the consolidated balance sheet.

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million in aggregate principal amount of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semiannually in arrears on June 1 and December 1 and commenced on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010, at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

We will pay interest on overdue principal at 1% per annum in excess of the above rate and will pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2008.

Metals USA Holdings’ 2007 Notes

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes due July 1, 2012. The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and original issue discount is being amortized to interest expense over the life of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1.

The initial five interest payments on the 2007 Notes were paid solely in cash. Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7 million, $8.4 million, $8.1 million, $6.5 million and $6.6 million, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $2.0 million under the indenture governing the Metals USA Notes and $62.1 million under the loan and security agreement governing the ABL facility as of December 31, 2008. As of December 31, 2008, Flag Intermediate had $93.0 million of available cash and cash equivalents.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of December 31, 2008, our FCCR was 2.91. As of December 31, 2008, we had $70.7 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to Fixed Charges and consolidated total debt ratios (each, as defined). The covenants in the indenture requires us to have an Adjusted EBITDA to Fixed Charge ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures. The most restrictive of the covenants in all of our debt agreements is the FCCR in our ABL facility; accordingly, we have presented our covenant compliance on that basis.

The FCCR (as defined in the loan and security agreement governing the ABL facility) is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. EBITDA, adjusted EBITDA and fixed charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements.

As of December 31, 2008, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. As of December 31, 2008, under the most restrictive of these covenants, the maximum amount of dividends that could be paid was $62.1 million under the loan and security agreement governing the ABL facility and $2.0 million under the indenture governing the Metals USA Notes.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2008.

Contractual Obligations

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchasing, facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. We have varying amounts of open purchase orders that are subject to renegotiation/cancellation by either party as to quantity or price. Generally, the amounts outstanding relate to delivery periods of up to 12 weeks from the date of the purchase order.

Our future contractual obligations include the following:

		For the Fiscal Years Ended December 31,
	Total	2009	2010	2011	2012	2013	Beyond
				(in millions)
ABL facility(1)	$368.0	$—	$—	$368.0	$—	$—	$—
Purchase Orders	97.4	97.4	—	—	—	—	—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	489.2	30.6	30.6	30.6	30.6	30.6	336.2
IRB(2)	5.7	—	—	—	—	—	5.7
Other obligations(3)	9.7	2.2	0.7	0.7	0.6	0.6	4.9
Operating lease obligations	64.9	15.1	13.1	11.7	7.3	4.9	12.8

Total	$1,034.9	$145.3	$44.4	$411.0	$38.5	$36.1	$359.6

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 3.25% and 1.425%, respectively, on the December 31, 2008.

(2)	The amounts stated do not include interest costs. The interest rate assessed on the IRB varies from month to month based on an index of mutual bonds, which was 1.30% on December 31, 2008.
(3)	Consists of junior indebtedness of approximately $1.8 million and a multiemployer pension fund withdrawal liability of approximately $7.9 million. Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net periodic cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the year ended December 31, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2, if any, on its consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of December 31, 2008, outstanding borrowings under the ABL facility were $368.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2008, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $3.8 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. We recognized a pretax loss of $2.4 million in earnings (interest expense) during the year ended December 31, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.6 million at December 31, 2008, with $1.7 million classified as other current liabilities and $4.8 million classified as other noncurrent liabilities in the consolidated balance sheet.

$275.0 million aggregate principal amount of Metals USA Notes were outstanding at December 31, 2008, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At January 2, 2009, the Metals USA Notes were traded at approximately 59.0% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Flag Intermediate Holdings Corporation

We have audited the accompanying consolidated balance sheets of Flag Intermediate Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 24, 2009

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash	$93.0	$13.6
Accounts receivable, net of allowance of $8.8 and $8.3, respectively	189.3	193.3
Inventories	422.6	409.8
Deferred income tax asset	23.6	19.7
Prepayments and other	6.5	7.4

Total current assets	735.0	643.8
Property and equipment, net	190.1	202.1
Assets held for sale	1.8
Intangible assets, net	13.6	23.3
Goodwill	49.9	60.2
Other assets	20.5	21.7

Total assets	$1,010.9	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$47.2	$75.3
Accrued liabilities	50.9	54.3
Current portion of long-term debt	1.6	2.3

Total current liabilities	99.7	131.9
Long-term debt, less current portion	648.9	563.1
Deferred income tax liability	62.2	67.4
Other long-term liabilities	24.7	21.1

Total liabilities	835.5	783.5

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	126.9	121.3
Retained earnings	51.5	45.6
Accumulated other comprehensive income (loss)	(3.0)	0.7

Total stockholder’s equity	175.4	167.6

Total liabilities and stockholder’s equity	$1,010.9	$951.1

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Years Ended December 31,
	2008	2007	2006
Net Sales	$2,156.2	$1,845.3	$1,802.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,612.9	1,418.8	1,371.8
Operating and delivery	186.1	178.4	175.5
Selling, general and administrative	126.2	112.2	115.1
Depreciation and amortization	21.3	22.1	21.4
(Gain) loss on sale of property and equipment .	(2.4)	0.1	0.1
Impairment of assets	5.1	0.2	—

Operating income	207.0	113.5	119.0
Other (income) expense:
Interest expense	54.5	57.6	54.1
Other (income) expense, net	(0.2)	—	(0.5)

Income before income taxes	152.7	55.9	65.4
Provision for income taxes	59.3	19.3	25.9

Net income	$93.4	$36.6	$39.5

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2008	2007	2006
Common Stock ($.01 Par)
Balance at beginning and end of period	$—	$—	$—

Additional Capital
Balance at beginning of period	$121.3	$118.0	$134.0
Stock-based compensation	0.4	4.1	1.2
Deferred compensation	—	(0.9)	—
Dividends paid	—	—	(17.7)
Other	5.2	0.1	0.5

Balance at end of period	$126.9	$121.3	$118.0

Retained Earnings (Deficit)
Balance at beginning of period	$45.6	$30.2	$(2.0)
Net income (loss)	93.4	36.6	39.5
Dividends paid	(87.5)	(18.1)	(7.3)
Cumulative effect of adoption of new accounting principle	—	(3.1)	—

Balance at end of period	$51.5	$45.6	$30.2

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(1.1)	$1.3	$(0.6)
Deferred hedging gains (losses)	(2.4)	—	—
Deferred securities valuation gains (losses)	(0.2)	—	—

Other comprehensive income (loss), net of deferred income taxes	(3.7)	1.3	(0.6)
Accumulated other comprehensive income (loss) at beginning of period	0.7	(0.6)	—

Accumulated other comprehensive income (loss) at end of period	$(3.0)	$0.7	$(0.6)

Comprehensive Income
Net income	$93.4	$36.6	$39.5
Other comprehensive income (loss)	(3.7)	1.3	(0.6)

Total comprehensive income	$89.7	$37.9	$38.9

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$93.4	$36.6	$39.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	(2.4)	0.1	0.1
Impairment of assets	5.1	0.2	—
Provision for bad debts	3.1	1.7	4.1
Depreciation and amortization	23.6	23.7	22.6
Amortization of debt issuance costs	3.2	2.7	2.5
Deferred income taxes	(3.1)	(3.7)	(6.6)
Stock-based compensation	1.1	4.8	1.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0.9	21.6	(35.6)
Inventories	(12.8)	41.7	(91.2)
Prepayments and other	0.4	0.4	9.3
Accounts payable and accrued liabilities	(28.7)	(6.4)	11.3
Other	8.2	3.4	(3.6)

Net cash provided by (used in) operations	92.0	126.8	(46.4)

Cash flows from investing activities:
Sale of assets	9.5	1.2	1.6
Purchases of assets	(12.2)	(21.5)	(16.9)
Port City Metal Services contingent earn-out payment	(5.0)	—	—
Acquisition costs, net of cash acquired	—	(38.2)	(45.7)

Net cash used in investing activities	(7.7)	(58.5)	(61.0)

Cash flows from financing activities:
Borrowings on ABL facility	1,056.0	574.5	441.6
Repayments on ABL facility	(968.5)	(623.0)	(304.0)
Repayments of long-term debt	(2.4)	(0.7)	(0.5)
Deferred financing costs	(2.5)	(1.6)	(1.8)
Dividends paid	(87.5)	(18.1)	(25.0)

Net cash (used in) provided by financing activities	(4.9)	(68.9)	110.3

Net increase (decrease) in cash and cash equivalents	79.4	(0.6)	2.9
Cash and cash equivalents, beginning of period	13.6	14.2	11.3

Cash and cash equivalents, end of period	$93.0	$13.6	$14.2

Supplemental Cash Flow Information:
Cash paid for interest	$48.6	$54.5	$49.8

Cash paid for income taxes	$32.2	$21.9	$23.2

Investments in property, plant and equipment not paid	$0.9	$0.5	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Significant Accounting Policies

Description of the Business

On May 18, 2005, Metals USA Holdings Corp. (formerly named Flag Holdings Corporation), a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company.” Metals USA prior to the Merger is referred to herein as the “Predecessor Company.”

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2008, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Allowance for Doubtful Accounts—The determination of collectability of the Company’s accounts receivable requires management to make frequent judgments and estimates in order to determine the appropriate amount of allowance needed for doubtful accounts. The Company’s allowance for doubtful accounts is estimated to cover the risk of loss related to accounts receivable. This allowance is maintained at a level we consider appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, recoveries and credit losses, the careful monitoring of customer credit quality, and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions.

Valuation and qualifying accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$8.3	$3.1	$(2.6)	$8.8
Inventory valuation allowance	6.0	2.2	(0.8)	$7.4

Year Ended December 31, 2007:
Allowance for doubtful accounts	$8.4	$1.7	$(1.8)	$8.3
Inventory valuation allowance	5.9	1.0	(0.9)	$6.0

Year Ended December 31, 2006:
Allowance for doubtful accounts	$7.8	$4.1	$(3.5)	$8.4
Inventory valuation allowance	6.9	1.3	(2.3)	$5.9

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2008, all have remaining terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

The effective portion of the change in fair value of derivatives is reported in other comprehensive income, a component of stockholders’ deficit, until the underlying transaction occurs. Any determination that an underlying transaction is not probable of occurring will result in the recognition in earnings of gains and losses deferred in other comprehensive income. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.

See Note 6 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

Property and equipment—Property and equipment is stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures which extend the useful lives of

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

Impairment of long-lived assets—Long-lived assets are comprised principally of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment losses are recorded on assets used in operations when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the carrying amount.

Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions plus cost of acquisition. We test for the impairment of goodwill on at least an annual basis. Our goodwill impairment test involves a comparison of the fair value of each reporting unit with its carrying amount. If the fair value is less than the carrying amount, goodwill is considered impaired.

Intangible Assets—We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Debt issuance costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the term of the respective agreements.

Fair Value of Financial Assets and Liabilities—Statement of Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1—Quoted prices in active markets for identical assets or liabilities. The Company uses stock quotes from an active, established stock market for the valuation of its short-term investments, which are reported in other current assets in the Company’s consolidated balance sheet.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s interest rate swap derivatives are valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors (see Note 6).

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Level 3—Unobservable inputs that are supported by little or no market activity, but which are significant to the fair value of the assets or liabilities as determined by market participants.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.1	$0.1	$—	$—
Interest rate swaps	(6.6)	—	(6.6)	—

Total	(6.5)	0.1	(6.6)	—

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The amount outstanding under the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) approximated its fair value as of December 31, 2007. The estimated fair value of the Company’s debt at December 31, 2008 excludes an amount for the ABL facility due to the global tightening of credit conditions, which would make a hypothetical bank refinancing unlikely as of December 31, 2008. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2008 and 2007 was $168.1 and $571.3, respectively.

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet (see Note 2, Acquisitions), is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity.

Revenue recognition—We recognize revenues generally when products are shipped and our significant obligations have been satisfied. Shipping and handling costs billed to our customers are accounted for as revenues. Risk of loss for products shipped generally passes at the time of shipment. Provisions are made currently for estimated returns.

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

Operating and delivery expenses—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

are associated with the labor and facility costs attributable to the warehousing of our finished goods at our service center facilities. Delivery expense reflects labor, material handling and other third-party costs incurred with the delivery of product to customers.

Delivery expense totaled $50.8, $46.8, and $48.1 for the years ended December 31, 2008, 2007, and 2006, respectively.

Selling, general and administrative expenses—Selling, general and administrative expenses include sales and marketing expenses, executive officers’ compensation, office and administrative salaries, insurance, accounting, legal, computer systems, and professional services costs not directly associated with the processing, manufacturing, operating or delivery costs of our products.

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

Income taxes—Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS 160 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of the funded status of benefit plans in the balance sheet. SFAS 158 also requires certain gains and losses that are deferred under current pension accounting rules to be recognized in accumulated other comprehensive income, net of tax effects. These deferred costs (or income) will continue to be recognized as a component of net periodic pension cost, consistent with current recognition rules. For entities with no publicly traded equity securities, the effective date for the recognition of the funded status is for fiscal years ending after June 15, 2007. In addition, the ability to measure the plans’ benefit obligations, assets and net periodic cost at a date prior to the fiscal year-end date is eliminated for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted market prices in active markets. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157, as it relates to financial assets and financial liabilities, was effective for the Company as of January 1, 2008. SFAS 157 does not require any new fair value measurements for existing assets and liabilities on the Company’s balance sheet as of the date of adoption. Rather, the provisions of SFAS 157 are to be applied prospectively. As

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

such, there was no impact to the Company’s financial statements as of the January 1, 2008 adoption date, and for the year ended December 31, 2008, we have included the Statement’s expanded disclosures about the use of fair value to measure assets and liabilities within the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2, if any, on its consolidated financial statements.

2. Acquisitions

2007 Acquisition

On July 2, 2007, we purchased the business operations of Lynch Metals (“Lynch Metals”), for approximately $42.4. The purchase price was funded by borrowings under the ABL facility, $38.4 of which was paid at closing, and approximately $4.0 of which was deferred and is being paid in various installments over a period of two years from the closing date. The excess of the aggregate purchase price over the estimated fair value of net assets acquired was approximately $20.5, which was allocated to goodwill. The estimated fair value of accounts receivable, inventories, and property and equipment acquired were $4.4, $4.2 and $1.8, respectively. The estimated fair value of customer list and trade name intangible assets was $10.1 and $3.3, respectively. The estimated fair value of accounts payable and accrued liabilities assumed was $2.3. In connection with the completion of the valuation of property and equipment in the second quarter of 2008, $0.4 was reclassified from goodwill to property and equipment. The results of operations for the Lynch Metals acquisition are included in the Company’s consolidated results of operations beginning July 2, 2007.

Lynch Metals is a value-added, metal service center that focuses on specialty aluminum, with locations in New Jersey and California. Lynch Metals uses enhanced technologies in slitting, shearing, and cut-to-length to service the just-in-time requirements of its customers, who are predominately manufacturers of air/heat transfer products specifically focused on aerospace, automotive and industrial applications. This acquisition is an important strategic addition to our Flat Rolled and Non-Ferrous Group because it supports our increased presence in the strategic Northeast and Southern California regions. Lynch Metals’ product line and processing capabilities are highly complementary to our Flat Rolled and Non-Ferrous segment, and we expect to expand sales of Lynch Metals’ non-ferrous products into our existing geographic base, as well as expand sales of non-ferrous and stainless products into Lynch Metals’ geographic base.

2006 Acquisitions

In May 2006, the Company completed two acquisitions for an aggregate purchase price of $50.7 (referred to collectively as the “2006 Acquisitions”). The excess of aggregate purchase price over the fair value of net assets acquired of $19.5 was allocated to goodwill. In addition, the fair values of intangible assets, inventories and property and equipment were increased by $9.4, $5.7 and $18.1, respectively. These acquisitions are described in more detail below.

On May 17, 2006, we purchased all of the assets and business operations of Port City Metal Services (“Port City”), located in Tulsa, Oklahoma, for approximately $41.3, which includes a $5.0 contingent payout provision that was made in 2008, subject to certain performance criteria.

On May 12, 2006, we purchased all of the assets and operations of Allmet (effective June 30, 2007, we changed the trade name from Dura-Loc Roofing Systems Limited to Allmet to better facilitate our marketing objectives)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

(“Allmet”) for approximately $10.4 Canadian dollars (approximately U.S. $9.4). Allmet has one manufacturing facility located near Toronto, Ontario, Canada. The results of operations of the 2006 Acquisitions are included in the Company’s consolidated results of operations beginning May 1, 2006 (Port City) and May 13, 2006 (Allmet).

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the years ended December 31, 2007 and 2006 as if the Lynch Metals acquisition and the 2006 Acquisitions had occurred on January 1, 2006:

	Years Ended December 31,
	2007	2006
Revenues	$1,860.9	$1,857.4
Net income	37.1	74.1

3. Inventories

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials—
Plates and Shapes	$254.8	$222.9
Flat Rolled and Non-Ferrous	111.7	117.0
Building Products	10.9	13.6

Total raw materials	377.4	353.5

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	29.2	35.8
Building Products	16.0	20.5

Total work-in-process and finished goods	45.2	56.3

Total inventories	$422.6	$409.8

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2008	2007
Land	—	$10.5	$11.5
Buildings and improvements	3-40 years	71.1	71.4
Machinery and equipment	2-25 years	142.3	136.8
Automobiles and trucks	3-10 years	3.3	3.0
Construction in progress	—	1.7	4.4

Total property and equipment		228.9	227.1
Less: Accumulated depreciation		(38.8)	(25.0)

Total property and equipment, net		$190.1	$202.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $12.8, $11.7 and $11.2, respectively.

5. Intangible Assets

The fair values of identifiable intangibles recorded as a result of the Merger, the 2006 Acquisitions and the Lynch acquisition were determined using valuation techniques and other studies. We are amortizing customer lists over five years using an accelerated amortization method which approximates their estimated useful lives. We are amortizing the Lynch trade name on a straight-line basis over fifteen years.

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2008	2007
Customer lists	$40.7	$41.6
Effect of foreign currency	0.1	0.5
Less: Accumulated amortization	(30.4)	(22.2)

	$10.4	$19.9

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.3)	(0.1)

	$3.0	$3.2

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.5)	(0.4)

	$0.1	$0.2

Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006 was $8.5, $10.4 and $11.3, respectively. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which reduced the cost basis of such assets as of December 31, 2008.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2009	$4.8
2010	$3.4
2011	$1.6
2012	$0.5

6. Derivatives

In February 2008, we entered into a series of interest rate swap agreements that entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month London Interbank Offered Rate (“LIBOR”) and pay a fixed rate that ranges from 2.686% to 2.997%, thereby converting a portion of the

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The interest rate swap agreements all have initial terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

We have designated the interest rate swaps as cash flow hedges for accounting purposes. We account for these hedges in accordance with SFAS 133, and therefore defer in accumulated other comprehensive income (loss), a component of stockholders’ deficit, the effective portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction.

Below are the notional transaction amounts and fair value for the Company’s outstanding derivatives at December 31, 2008. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

	December 31, 2008
	Notional Amount	Fair Value
Interest rate swaps	$250.0	$(6.6)

We recognized a pretax loss of $2.4 in earnings (interest expense) during the year ended December 31, 2008, which was due to the change in fair value of the interest rate swap derivatives previous to their qualification for hedge accounting treatment. Other pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2008, subsequent to qualification for hedge accounting treatment, were not material. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $6.6 at December 31, 2008, with $1.7 classified as other current liabilities and $4.8 classified as other noncurrent liabilities in the consolidated balance sheet.

7. Other Assets

Other assets consist of the following:

	December 31,
	2008	2007
Deferred financing costs	$8.0	$7.9
Deferred debt offering costs	6.1	6.9
Deferred management fees	4.9	6.1
Other	1.5	0.8

Total other assets	$20.5	$21.7

Deferred financing costs incurred for the years ended December 31, 2008, 2007 and 2006 were $2.5, $1.6, and $1.8, respectively. Amortization of debt issuance costs for the years ended December 31, 2008, 2007 and 2006 were $3.2, $2.7, and $2.5, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Accrued salaries and employee benefits	$19.3	$15.2
Accrued taxes, other than income	3.1	4.4
Accrued interest	4.6	4.7
Accrued insurance	5.2	5.1
Accrued audit and tax fees	0.8	0.6
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.2	0.5
Accrued management fees	5.4	6.6
Accrued Merger consideration—Predecessor common shares outstanding	6.0	8.1
Current portion of interest rate swap liability	1.7	—
Other	4.1	8.6

Total accrued liabilities	$50.9	$54.3

9. Debt

Debt consists of the following:

	December 31,
	2008	2007
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$368.0	$280.5
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	1.8	4.2

Total debt	650.5	565.4
Less—current portion of debt	1.6	2.3

Total long-term portion of debt	$648.9	$563.1

The weighted average interest rate under the ABL facility for the years ended December 31, 2008 and 2007 was 4.31% and 7.06%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

On June 8, 2007, we executed an amendment to the ABL facility (the “June 2007 amendment”), which increased the commitment from $450.0 to $525.0, comprised of $500.0 of Tranche A Commitments and $25.0 of Tranche A-1 Commitments. Additionally, the June 2007 amendment reduced the borrowing cost on the Tranche A facility by 25 basis points, reduced the borrowing cost on the Tranche A-1 facility by 75 basis points and gave us the option to increase the Tranche A Commitments by $100.0. The June 2007 amendment did not have any

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

impact on our covenant compliance. Costs incurred in connection with the June 2007 amendment totaled $1.6, and are being amortized over the existing term of the ABL facility, which expires November 30, 2011.

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0, which increased the total commitment from $525.0 to $625.0. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.4, and are being amortized over the existing term of the ABL facility.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. During September 2008, we borrowed approximately $160.0 on the ABL facility in response to concerns about credit markets. As of December 31, 2008, we had eligible collateral of $453.7, $368.0 in outstanding advances, $15.1 in open letters of credit and $70.7 of additional borrowing capacity. As of December 31, 2008, we had $93.0 of available cash and cash equivalents.

The obligations under the ABL facility are guaranteed by the Company and certain of our domestic subsidiaries and are secured (i) on a first-priority lien basis by accounts receivable and inventory and (ii) on a second-priority lien basis by other assets, subject to certain exceptions and permitted liens.

The ABL facility bears interest with respect to loans utilizing the Tranche A Commitments at the bank’s base rate plus an applicable margin ranging between -0.25% and -0.50%, or LIBOR, at our option, plus an applicable margin ranging between 1.00% and 1.75% as determined in accordance with the amended loan and security agreement governing the ABL facility. The ABL facility bears interest with respect to the Tranche A-1 Commitments at the bank’s base rate plus an applicable margin of 0.75%, or LIBOR, at our option, plus an applicable margin of 2.75% under the June 2007 amendment. The marginal rates related to the Tranche A Commitments will vary with our financial performance as measured by the fixed charge coverage ratio (the “FCCR”). The FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding months.

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2008, our FCCR was 2.91.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 1.425%, respectively, as of December 31, 2008.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

The loan and security agreement governing the ABL facility provides for up to $15.0 of swingline loans and up to $100.0 for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

The ABL facility contains customary representations, warranties and covenants as a precondition to lending, which includes a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which as long as borrowing availability is greater or equal to $45.0 and in the absence of default, is controlled by the Company.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of December 31, 2008.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 6).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $8.0 as of December 31, 2008, are included in other non-current assets.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition sold $275.0 aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. In addition, on or prior to December 1, 2008, we may redeem up to 35% of the aggregate principal amount of the Metals USA Notes with the net proceeds of certain equity offerings. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. The amount of dividends available for distribution to Metals USA Holdings was $2.0 as of December 31, 2008. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined.

The indebtedness evidenced by the Metals USA Notes and the guarantees will rank: equally with all of our and the Guarantors’ existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Metals USA Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Metals USA Notes and the guarantees on a first-priority lien basis with respect to our and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Metals USA Notes will also be effectively junior to the liabilities of the non-guarantor subsidiaries.

The Metals USA Notes contain covenants that are customary for debt instruments, including limitations on our or the guarantors’ ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases with respect to capital stock, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2008.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $6.1 as of December 31, 2008, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 1.30% at December 31, 2008. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of December 31, 2008.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2008, are as follows:

	Years Ended December 31,
	2009	2010	2011	2012	2013	Beyond
	(in millions)
ABL facility	$—	$—	$368.0	$—	$—	$—
11 1/8% Senior Secured Notes Due 2015 (Metals USA Notes)	—	—	—	—	—	275.0
IRB	—	—	—	—	—	5.7
Other obligations	1.6	0.1	0.1	—	—	—

Total	$1.6	$0.1	$368.1	$—	$—	$280.7

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay interest (1) entirely in cash or (2) entirely by increasing the principal amount of the 2007 Notes or issuing new 2007 Notes (“PIK Interest”), or (3) on 50% of the outstanding principal amount of the 2007 Notes in cash and on 50% of the outstanding principal amount of the 2007 Notes by increasing the principal amount of the outstanding 2007 Notes or by issuing new 2007 Notes (“Partial PIK Interest”). Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in year 2, by 0.50% to 6.50% in year 3, and by 0.75% to 6.75% in year 4. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1.

The initial five interest payments on the 2007 Notes were paid solely in cash. Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7, $8.4, $8.1, $6.5 and $6.6, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

Although the 2007 Notes are not recorded on the Company’s balance sheet, to the extent paid in cash, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2009	$26.5	$28.7
2010	$23.1	$25.3
2011	$26.9	$29.2
2012	$21.3	$23.0

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. Amounts available under these restricted payment provisions amounted to $2.0 under the indenture governing the Metals USA Notes and $62.1 under the loan and security agreement governing the ABL facility as of December 31, 2008. As of December 31, 2008, Flag Intermediate had $93.0 of available cash and cash equivalents.

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
Current provision:
Federal	$49.7	$21.8	$27.7
State	12.2	1.6	4.9
Foreign	0.5	(0.4)	(0.1)

	$62.4	$23.0	$32.5

Deferred provision (benefit):
Federal	(2.4)	(3.2)	(6.1)
State	(0.7)	(0.5)	(0.5)

	(3.1)	(3.7)	(6.6)

Total provision (benefit)	$59.3	$19.3	$25.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

The components of earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
United States	$153.9	$57.1	$65.6
Foreign	(1.2)	(1.2)	(0.2)

Earnings from continuing operations before income taxes	$152.7	$55.9	$65.4

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2008	2007	2006
Federal income tax at statutory rates	$53.4	$19.5	$22.8
State taxes, net of federal income tax benefit	5.9	2.1	3.1
Nondeductible expenses and other:
Valuation allowance	—	0.9	—
Revision of prior years’ tax estimates	(1.4)	(2.6)	—
Other	1.4	(0.6)	—

Total provision (benefit)	$59.3	$19.3	$25.9

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable and inventories	$14.0	$10.6
Accrued liabilities	8.6	8.6
Tax attributes and carryforwards	17.1	21.4
Property and equipment	7.0	7.4
Other	3.3	2.3

Total deferred tax assets	50.0	50.3

Deferred tax liabilities:
Foreign DISC	(0.6)	(0.8)
Property and equipment	(83.4)	(69.9)
Intangible assets	2.5	(1.5)
Other comprehensive income	2.8	(0.4)
Other	(1.3)	(2.1)

Total deferred tax liabilities	(80.0)	(74.7)

Valuation allowance	(8.6)	(23.3)

Deferred tax assets (liabilities), net	$(38.6)	$(47.7)

As of December 31, 2008, we had recorded both federal and state current net deferred tax assets of $23.6, and we had recorded both federal and state non-current deferred tax liabilities of $62.2. As of December 31, 2007, we had recorded both federal and state current net deferred tax assets of $19.7, and we had recorded both federal and state non-current deferred tax liabilities of $67.4.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

As of December 31, 2008 and 2007, we had net operating loss (“NOL”) carry forwards for U.S. federal income taxes of approximately $20.6 and $29.4, respectively, which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from our 2002 bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately $5.7. The NOL carry forwards are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments to taxes due or adjustments to the NOLs which are available to offset future taxable income.

Effective December 1, 2005, and in conjunction with the Merger, deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, as well as intangible assets and inventories. Deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long-term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization; however, we will apply the tax benefits first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefits are realized. In the periods December 31, 2008 and 2007, goodwill was reduced by $1.8 and $1.8, respectively, in connection with the recognition of such tax benefits.

SFAS No. 109 “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $8.6 and $23.3 was recorded at December 31, 2008 and at December 31, 2007, respectively. The $14.7 net decrease in the valuation allowance was primarily due to the reduction of valuation allowances related to federal and state NOLs by $13.1 and $2.2, respectively, which we expect to utilize before the carry forward statutes expire, partially offset by additional valuation allowances of $0.6 recognized as a result of an increase in Canadian NOLs that we do not expect to utilize.

FIN 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of December 31, 2008 and December 31, 2007, our unrecognized tax benefits totaled $7.1 and $6.4 respectively, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

A reconciliation of the opening and ending balances of the consolidated liability for unrecognized income tax benefits for the year ended December 31, 2008 is as follows:

	Years Ended December 31,
	2008	2007
Balance at beginning of period	$7.4	$12.5
Gross increases due to tax positions in prior periods	1.7	0.2
Gross decreases due to tax positions in prior periods	(0.7)	(2.5)
Gross increases due to tax positions in current period	1.2	0.8
Settlements	—	(0.4)
Decreases due to lapses of statutes of limitations	(1.1)	(3.2)

Balance at end of period	$8.5	$7.4

At December 31, 2008, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by $2.3 and ($1.6), respectively. At December 31, 2007, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by ($0.1) and ($4.3), respectively. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2008, December 31, 2007 and the date of adoption (January 1, 2007) includes interest and penalties of $1.4, $1.0 and $1.7, respectively. Goodwill (of the Predecessor Company) for the periods ended December 31, 2008 and December 31, 2007 included a decrease in interest and penalties associated with uncertain tax positions of $0.6 and $0.7, respectively.

Unrecognized benefits were decreased by $1.1 due to the expiration of the statute of limitation for a filing position.

11. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at December 31, 2008 and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 16 for further information on Related Party transactions.

May 2006 Dividend—On May 23, 2006, Flag Intermediate declared a $25.0 dividend (the “May 2006 Dividend”) payable to Metals USA Holdings. The dividend was paid on May 24, 2006. Concurrently, on May 23, 2006, Metals USA Holdings declared a $25.0 dividend ($1.78 per share) to its stockholders of record as of that date. The dividend was paid on May 24, 2006.

January 2007 Dividend—On January 3, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2006 Notes, as well as $8.2 of additional borrowings under the ABL facility, to pay a cash

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

dividend of approximately $144.8 ($10.28 per share) to its stockholders, which include Apollo and certain members of our management, to make a cash payment (partially in lieu of the cash dividend) of $4.2 to its vested stock option holders (the cash payment and the cash dividend are referred to collectively as the “January 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the issuance of the 2006 Notes, including a $1.5 non-recurring transaction fee to Apollo.

In connection with the January 2007 Dividend, the outstanding employee stock options under the Amended and Restated 2005 Stock Incentive Plan were adjusted a second time (see Note 12 for a discussion of the adjustments to the stock options). The combination of the reduction of the per share exercise price of the stock options and the cash payment to vested stock option holders was, on a per share basis, approximately equal to the per share amount of the dividend.

July 2007 Dividend—On July 10, 2007, Metals USA Holdings used the net proceeds from the issuance of the 2007 Notes, as well as approximately $8.3 of additional borrowings under the ABL facility, to redeem the 2006 Notes (for approximately $150.0 plus accrued and unpaid interest of approximately $5.4, to pay a cash dividend of approximately $130.3 (approximately $9.25 per share) to its stockholders, which include Apollo and certain members of management, to make a cash payment (partially in lieu of the cash dividend) of approximately $9.2 to its stock option holders (the cash payment and the cash dividend are referred to collectively as the “July 2007 Dividend”), which include certain members of our management, and to pay fees and expenses related to the offering of the 2007 Notes.

In 2008, Flag Intermediate paid dividends to Metals USA Holdings aggregating $87.5. See Note 9 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

12. Stock Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted an Amended and Restated 2005 Stock Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.4 and $4.1 were recorded as stock-based compensation during the years ended December 31, 2008 and 2007, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was adopted in connection with the January 2007 Dividend, and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability was subject to continued employment for two years following the adoption date. The entire amount was paid in one lump sum on January 5, 2009, upon completion of such period. This modification of the Company’s stock-based compensation resulted in incremental expense of $1.4 related to the Deferred Compensation Plan, which was recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan. A total of $0.7 and $0.7 was recorded as compensation expense during the years ended December 31, 2008 and 2007, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Description of Share Option Plan

The Plan has reserved for issuance up to 1.4 million shares of Metals USA Holdings’ common stock. Metals USA Holdings believes that the granting of such awards promotes an increasing personal interest in furthering the growth and success of Metals USA Holdings, and to provide a means of rewarding outstanding performance by such persons to the Company and/or its subsidiaries. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant. The fair value of the stock is a calculated value based on the date of each of the respective grants using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

In connection with the May 2006 Dividend and pursuant to the Plan’s provisions of rights preservation, the Board of Directors modified the outstanding options by reducing the per share exercise price by $1.78 in order to retain the participants’ rights proportionate with those prior to the dividend payment. This reduction did not result in additional compensation expense.

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

Tranche A Options

The fair value of option awards are estimated on the date of grant using a black-scholes option valuation model. Estimates of expected long-term volatilities are based on the historical volatilities of four comparable companies’ publicly traded stock, with financial characteristics similar to Metals USA Holdings, for a period that

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

approximates the expected term of the options being valued. The historical volatilities of comparable companies were used because Metals USA Holdings’ stock is not publicly traded, and it has no historical volatility data. The volatilities were calculated by averaging the four companies’ historical volatilities over the expected term of the options through the date of the option grant. Because the Company did not have sufficient historical exercise data on which to estimate future experience, we used the simplified measure to establish the expected term of the options, which is a term equal to the average of the vesting term and the contractual term. A forfeiture rate of five percent was established based on management’s expectations. The risk-free rate for periods within the expected term of the option is based on daily U.S. Treasury securities at 7-year constant maturity rates.

No Tranche A options were granted during the years ended December 31, 2008 and 2007. The weighted-average grant date fair value of Tranche A options granted during the year ended December 31, 2006 was $5.87 based on the following assumptions:

Year Ended December 31, 2006
Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3 - 4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2008:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.58	$4.00		595,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	5.82	4.00		(40,000)

Balance, December 31, 2008	$6.63	$4.00	7.0	555,630

Vested and Exercisable as of:
December 31, 2008		$4.00	7.0	377,301

A summary of Tranche A nonvested stock options for the year ended December 31, 2008 is presented below:

	Weighted Average Grant— Date Fair Value	Number of Options
Nonvested at December 31, 2007	$6.58	265,455
Granted	—	—
Vested	6.58	(87,126)
Exercised	—	—
Canceled or expired	—	—

Nonvested at December 31, 2008	$6.80	178,329

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

As of December 31, 2008, there was $0.8 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 1.9 years.

Tranche B Options

Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, and have a term of ten years from the date of grant. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock at the date of grant.

The performance condition of the Tranche B options is satisfied when the Investor Internal Rate of Return (“IRR”) on the funds managed by Apollo with respect to its investment in us equals or exceeds 25% prior to the eighth anniversary.

The fair value of the Tranche B options was estimated on the date of grant using the same option valuation model used for the Tranche A options. If the performance condition is satisfied, the options will vest immediately at the date of satisfaction and all related expense will concurrently be recognized. As discussed above, the Board of Directors exercised its discretion under the Amended and Restated 2005 Stock Incentive Plan to vest all of the outstanding Tranche B options in January 2007.

The input assumptions used to determine the fair value of the Tranche B options were essentially the same as those used to value the Tranche A options discussed above, except that the expected term was established at 8 years. The risk-free rate for periods within expected term of the option is based on daily U.S. Treasury securities at 10-year constant maturity rates.

No Tranche B options were granted during the years ended December 31, 2008 and 2007. The weighted-average grant date fair value of Tranche B options granted during the year ended December 31, 2006 was $6.80 based on the following assumptions:

Year Ended December 31, 2006
Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected life of options (in years)	8.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2008:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2007	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, December 31, 2008	$6.92	$4.00	6.9	395,631

Vested and Exercisable as of:
December 31, 2008		$4.00	6.9	395,631

All Tranche B stock options outstanding as of December 31, 2008 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the year ended December 31, 2008, there were no shares of nonvested restricted stock outstanding.

13. Segment and Related Information

We follow the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (“CODM”) to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based on operating income (loss). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Our operating segments are based on internal management reporting, which disaggregates business units by product group and geographic region. Certain geographic regions and product groups with similar economic and other basic characteristics are aggregated for reporting purposes. Our operating segments are organized into three product group reportable segments. Each segment is described as follows:

•

Plates and Shapes consists of operating facilities that maintain an inventory focusing on carbon products such as structural plate, beams, bars and tubing. This segment provides processing services such as cutting, cambering/leveling, punching, bending, shearing, cut-to-length, blast and paint, and tee-splitting.

•

Flat Rolled and Non-Ferrous consists of operating facilities that maintain an inventory of cold rolled, coated, and hot rolled steel products and various non-ferrous flat rolled products including aluminum, stainless steel, copper and brass. This segment provides processing services such as slitting, precision blanking, leveling, cut-to-length, punching, and shearing.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

•

Building Products consists of manufacturing plant locations and sales centers that produce and distribute aluminum and steel building products consisting of covered canopies and walkways, awnings, sunrooms, solariums and other products primarily for the commercial and residential building products industries.

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2008:
Net sales	$1,161.2	$882.9	$126.0	$(13.9)	$2,156.2
Operating income (loss)	170.7	78.2	(9.1)	(32.8)	207.0
Capital expenditures	8.6	2.2	0.7	0.7	12.2
Depreciation and amortization(1)	9.2	7.1	2.9	4.4	23.6

Year Ended December 31, 2007:
Net sales	$889.7	$817.7	$152.4	$(14.5)	$1,845.3
Operating income (loss)	92.8	50.1	(0.3)	(29.1)	113.5
Capital expenditures	16.6	2.9	1.6	0.4	21.5
Depreciation and amortization(1)	8.9	5.5	2.3	7.0	23.7

Year Ended December 31, 2006:
Net sales	$856.6	$776.0	$189.8	$(19.5)	$1,802.9
Operating income (loss)	95.9	44.3	9.7	(30.9)	119.0
Capital expenditures	11.1	2.8	2.7	0.3	16.9
Depreciation and amortization(1)	7.1	3.8	1.7	10.0	22.6

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	December 31,
	2008	2007
Total Assets:
Plates and Shapes	$483.3	$449.1
Flat Rolled and Non-Ferrous	309.2	330.3
Building Products	62.0	80.7
Corporate and Other	156.4	91.0

Consolidated	$1,010.9	$951.1

Goodwill:
Plates and Shapes	$15.5	$16.4
Flat Rolled and Non-Ferrous	20.5	20.9
Building Products	1.8	2.4
Corporate and Other	12.1	20.5

Consolidated	$49.9	$60.2

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is shown within the Consolidated Statements of Operations and therefore is not separately presented.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Changes in goodwill for the year ended December 31, 2008 were attributable to the following:

•

We recognized a $4.2 charge in the fourth quarter of 2008 related to the impairment of goodwill associated with our building products business, which was recorded at the Corporate Segment. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. Consequently, any impairment charges associated with these assets is recorded at the Corporate Segment.

•

Goodwill recorded at the Corporate Segment was also reduced approximately $2.6 primarily due to the recognition of tax benefits in excess of tax liabilities attributable to the Merger and post bankruptcy tax attribute elections. Other reductions in corporate goodwill of approximately $1.6 were primarily attributable to changes in FIN 48 measurement and recognition criteria.

•	Goodwill recorded at the Plates and Shapes Segment was reduced approximately $0.9 due to the recognition of tax benefits attributable to the Port City acquisition.

•	Goodwill recorded at the Flat Rolled and Non-Ferrous Group was reduced approximately $0.4 in connection with purchase price adjustments attributable to the Lynch Metals acquisition.

•	Goodwill recorded at the Building Products Group was reduced by $0.6 due to the effect of foreign currency.

We recorded write-downs of $5.8 and $1.0 in our Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively, for inventory lower of cost or market adjustments during the fourth quarter of 2008.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. During 2008, we closed five sales centers (Memphis, Tennessee, Overland, Missouri, Holly Hill, Florida, Harrisburg, Pennsylvania and Corona, California), in addition to our Houston, Texas manufacturing facility. In July 2008, we sold our Houston, Texas manufacturing facility for $4.9 in cash. We recognized a gain of $0.7 in the third quarter of 2008 related to this sale. Total facility closure costs charged to operating expense during the year ended December 31, 2008, net of the gain on the sale of the Houston plant, amounted to $4.0. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which were recorded as a result of the Merger. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of December 31, 2008 are associated with two facilities within our metals service center business that were closed during the first quarter of 2007. We continue to serve the marketing areas of the closed facilities with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

Our areas of operations are solely in the U.S. and Canada. No geographic area is significant to the consolidated operations. Export sales were $30.9, $20.9 and $10.1 for the years ended December 31, 2008, 2007 and 2006, respectively. We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2008, 2007, and 2006, sales to any one customer did not exceed 10% of consolidated revenues.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

14. Employee Benefit Plans

The Metals USA 401(k) Plan (the “Plan”) was established on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Plan on hire date. Employee contributions are limited to the Internal Revenue Service established annual dollar limits.

Employees become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service. We match 100% of the first 2% of each employee’s contributions.

The Metals USA Union 401(k) Plan was established on October 1, 1998 to provide a standard defined contribution savings plan for all employees covered under the terms of a collective bargaining agreement (the “Union Plan”). Metals USA is not obligated by the Union Plan to make contributions, unless required by the operative collective bargaining agreement. The Union Plan allows the employee to contribute up to 25% of their eligible compensation. The Metals USA match for the Union Plan is 1/2% up to the first 6% of an employee’s contribution.

The Company’s matching contributions for both plans for the years ended December 31, 2008, 2007 and 2006 were $1.9, $1.9 and $1.7, respectively.

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2008 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2009	$15.1
2010	13.1
2011	11.7
2012	7.3
2013	4.9
Thereafter	12.8

Total minimum lease payments	$64.9

Rental expense for operating leases was $16.8, $17.8 and $15.7 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2008, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.9.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

Letters of Credit

Letters of credit outstanding at December 31, 2008 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 9) and other letters of credit aggregating $9.3 (total letters of credit of $15.1 at December 31, 2008). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Dividends Relating to 2007 Notes

See Note 9 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

16. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 8) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 have been recorded as a non-current asset, and are being amortized on a straight-line basis over the term of the agreement. For the year ended December 31, 2008, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2007, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2006, amortization of deferred management fees was $1.2, with $0.7 and $0.5 recorded as administrative and interest expense, respectively.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. In connection with the issuance of the 2006 Notes, Apollo was paid a fee of $1.5. In accordance with their rights under the management agreement, Apollo elected to waive a transaction fee of $3.0 payable in connection with the issuance of the 2007 Notes.

Upon a termination of the management agreement prior to December 31, 2012, Apollo will be entitled to receive the present value of (a) $14.0, less (b) the aggregate amount of management fees that were paid to it under the agreement prior to such termination, and less (c) management fees waived. Both the management

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

agreement and transaction fee agreement contain customary indemnification provisions in favor of Apollo and its affiliates, as well as expense reimbursement provisions with respect to expenses incurred by Apollo and its affiliates in connection with its performance of services thereunder.

17. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	2008 Quarter Ended				2007 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$456.4	$617.7	$593.1	$489.0	$432.2	$469.6	$480.9	$462.6
Operating income	7.4	85.0	83.4	31.2	19.3	29.3	39.4	25.5
Net income (loss)	(1.6)	41.0	44.4	9.6	7.6	7.7	14.7	6.6

We recorded a $6.8 write-down for inventory lower of cost or market adjustments during the fourth quarter of 2008 in our metal service center businesses. In addition, we recorded a $5.1 charge in the fourth quarter of 2008 related to the impairment of goodwill and customer list intangible assets associated with our building products business.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

18. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of December 31, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$92.5	$0.3	$0.2	$—	$93.0
Accounts receivable	—	1.0	186.2	2.1	—	189.3
Inventories	—	—	421.7	0.9	—	422.6
Deferred tax asset	—	23.6	—	—	—	23.6
Prepayments and other	—	3.7	2.7	0.1	—	6.5

Total current assets	—	120.8	610.9	3.3	—	735.0
Property and equipment, net	—	2.0	185.3	2.8	—	190.1
Assets held for sale	—	—	1.8	—	—	1.8
Intangible assets, net	—	1.6	11.0	1.0	—	13.6
Goodwill	—	12.1	36.0	1.8	—	49.9
Investment in subsidiaries, net	175.4	912.6	—	—	(1,088.0)	—
Other assets	—	19.9	0.6	—	—	20.5

Total assets	$175.4	$1,069.0	$845.6	$8.9	$(1,088.0)	$1,010.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.8	$45.3	$0.1	$—	$47.2
Accrued liabilities	—	31.8	18.9	0.2	—	50.9
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	33.6	65.8	0.3	—	99.7
Long-term debt, less current portion	—	643.0	5.9	—	—	648.9
Deferred income tax liability	—	62.2	—	—	—	62.2
Intercompany payable (receivable)	—	133.4	(179.4)	46.0	—	—
Other long-term liabilities	—	21.4	3.1	0.2	—	24.7

Total liabilities	—	893.6	(104.6)	46.5	—	835.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2008	—	—	—	—	—	—
Additional paid-in capital	126.9	126.9	705.8	23.1	(855.8)	126.9
Retained earnings	51.5	51.5	244.4	(60.0)	(235.9)	51.5
Accumulated other comprehensive loss	(3.0)	(3.0)	—	(0.7)	3.7	(3.0)

Total stockholder’s equity	175.4	175.4	950.2	(37.6)	(1,088.0)	175.4

Total liabilities and stockholder’s equity	$175.4	$1,069.0	$845.6	$8.9	$(1,088.0)	$1,010.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

As of December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$10.7	$2.7	$0.2	$—	$13.6
Accounts receivable	0.1	6.9	185.2	1.1	—	193.3
Inventories	—	—	408.5	1.3	—	409.8
Deferred tax asset	—	19.7	—	—	—	19.7
Prepayments and other	—	4.5	2.8	0.1	—	7.4

Total current assets	0.1	41.8	599.2	2.7	—	643.8
Property and equipment, net	—	2.1	197.2	2.8	—	202.1
Intangible assets, net	—	6.0	15.5	1.8	—	23.3
Goodwill	—	20.5	37.3	2.4	—	60.2
Investment in subsidiaries, net	167.6	802.3	—	—	(969.9)	—
Other assets, net	—	21.6	0.1	—	—	21.7

Total assets	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.2	$73.9	$0.2	$—	$75.3
Accrued liabilities	0.1	28.9	25.1	0.2	—	54.3
Current portion of long-term debt	—	—	2.3	—	—	2.3

Total current liabilities	0.1	30.1	101.3	0.4	—	131.9
Long-term debt, less current portion	—	555.5	7.6	—	—	563.1
Deferred income tax liability .	—	67.4	—	—	—	67.4
Intercompany payable (receivable)	—	61.3	(105.3)	44.0	—	—
Other long-term liabilities	—	12.4	8.6	0.1	—	21.1

Total liabilities	0.1	726.7	12.2	44.5	—	783.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2007	—	—	—	—	—	—
Additional paid-in capital	121.3	121.3	705.7	23.1	(850.1)	121.3
Retained earnings	45.6	45.6	131.4	(59.0)	(118.0)	45.6
Accumulated other comprehensive loss	0.7	0.7	—	1.1	(1.8)	0.7

Total stockholder’s equity	167.6	167.6	837.1	(34.8)	(969.9)	167.6

Total liabilities and stockholder’s equity	$167.7	$894.3	$849.3	$9.7	$(969.9)	$951.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$2,150.1	$6.1	$—	$2,156.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,608.2	4.7	—	1,612.9
Operating and delivery	—	0.1	185.1	0.9	—	186.1
Selling, general and administrative	—	4.4	121.1	0.7	—	126.2
Depreciation and amortization	—	4.3	16.5	0.5	—	21.3
(Gain) on sale of property and equipment	—	—	(2.4)	—	—	(2.4)
Impairment of assets	—	5.1	—	—	—	5.1

Operating income	—	(13.9)	221.6	(0.7)	—	207.0
Other (income) expense:
Interest expense	—	54.1	0.4	—	—	54.5
Intercompany charges	—	(103.8)	102.8	1.0	—	—
Equity in earnings of subsidiaries	(93.4)	(116.9)	—	—	210.3	—
Other (income) expense, net	—	—	(0.3)	0.1	—	(0.2)

Income before income taxes	93.4	152.7	118.7	(1.8)	(210.3)	152.7
Provision for income taxes	—	59.3	—	—	—	59.3

Net income	$93.4	$93.4	$118.7	$(1.8)	$(210.3)	$93.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,838.5	$6.8	$—	$1,845.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,414.1	4.7	—	1,418.8
Operating and delivery	—	(0.1)	177.5	1.0	—	178.4
Selling, general and administrative	—	4.4	107.2	0.6	—	112.2
Depreciation and amortization	—	6.3	15.2	0.6	—	22.1
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Impairment of assets	—	—	0.2	—	—	0.2

Operating income	—	(10.6)	124.2	(0.1)	—	113.5
Other (income) expense:
Interest expense	—	57.1	0.5	—	—	57.6
Intercompany charges	—	(54.4)	53.5	0.9	—	—
Equity in earnings of subsidiaries	(36.6)	(69.1)	—	—	105.7	—
Other (income) expense, net	—	(0.1)	—	0.1	—	—

Income before income taxes	36.6	55.9	70.2	(1.1)	(105.7)	55.9
Provision for income taxes	—	19.3	—	—	—	19.3

Net income	$36.6	$36.6	$70.2	$(1.1)	$(105.7)	$36.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,795.9	$7.0	$—	$1,802.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,366.8	5.0	—	1,371.8
Operating and delivery	—	0.5	174.5	0.5	—	175.5
Selling, general and administrative	—	3.4	110.8	0.9	—	115.1
Depreciation and amortization	—	9.3	11.7	0.4	—	21.4
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1

Operating income	—	(13.2)	132.0	0.2	—	119.0
Other (income) expense:
Interest expense	—	53.8	0.3	—	—	54.1
Intercompany charges	—	(72.8)	72.2	0.6	—	—
Equity in earnings of subsidiaries	(39.5)	(59.2)	—	—	98.7	—
Other (income) expense, net	—	(0.4)	(0.1)	—	—	(0.5)

Income before income taxes	39.5	65.4	59.6	(0.4)	(98.7)	65.4
Provision for income taxes	—	25.9	—	—	—	25.9

Net income	$39.5	$39.5	$59.6	$(0.4)	$(98.7)	$39.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$93.4	$93.4	$118.7	$(1.8)	$(210.3)	$93.4
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sale of property and equipment	—	—	(2.4)	—	—	(2.4)
Impairment of property and equipment	—	5.1	—	—	—	5.1
Equity in earnings of subsidiaries	(93.4)	(116.9)	—	—	210.3	—
Provision for bad debts	—	—	3.1	—	—	3.1
Depreciation and amortization	—	4.3	18.8	0.5	—	23.6
Amortization of debt issuance costs	—	3.2	—	—	—	3.2
Deferred income taxes	—	(3.1)	—	—	—	(3.1)
Stock-based compensation	—	1.1	—	—	—	1.1
Dividends received	87.5	—	—	—	(87.5)	—
Changes in operating assets and liabilities:
Accounts receivable	0.1	5.9	(4.1)	(1.0)	—	0.9
Inventories	—	—	(13.2)	0.4	—	(12.8)
Prepaid expenses and other	—	0.3	0.1	—	—	0.4
Accounts payable and accrued liabilities	(0.1)	7.3	(35.8)	(0.1)	—	(28.7)
Other operating, net	—	7.5	—	0.7	—	8.2

Net cash provided by operating activities	87.5	8.1	85.2	(1.3)	(87.5)	92.0

Cash flows from investing activities:
Sale of assets	—	—	9.5	—	—	9.5
Purchase of assets	—	—	(12.2)	—	—	(12.2)
Port City Metal Services contingent earn-out payment	—	(5.0)	—	—	—	(5.0)

Net cash used in investing activities	—	(5.0)	(2.7)	—	—	(7.7)

Cash flows from financing activities:
Borrowings on the ABL facility	—	1,056.0	—	—	—	1,056.0
Repayments on the ABL facility	—	(968.5)	—	—	—	(968.5)
Repayments of long-term debt	—	—	(2.4)	—	—	(2.4)
Deferred financing costs	—	(2.5)	—	—	—	(2.5)
Net change in intercompany balances	—	81.2	(82.5)	1.3	—	—
Dividends paid	(87.5)	(87.5)	—	—	87.5	(87.5)

Net cash provided used in financing activities	(87.5)	78.7	(84.9)	1.3	87.5	(4.9)

Net increase in cash and cash equivalents	—	81.8	(2.4)	—	—	79.4
Cash and cash equivalents, beginning of period	—	10.7	2.7	0.2	—	13.6

Cash and cash equivalents, end of period	$—	$92.5	$0.3	$0.2	$—	$93.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$36.6	$36.6	$70.2	$(1.1)	$(105.7)	$36.6
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Impairment of property and equipment	—	—	0.2	—	—	0.2
Equity in earnings of subsidiaries	(36.6)	(69.1)	—	—	105.7	—
Provision for bad debts	—	—	1.7	—	—	1.7
Depreciation and amortization	—	6.3	16.8	0.6	—	23.7
Amortization of debt issuance costs	—	2.7	—	—	—	2.7
Deferred income taxes	—	(3.7)	—	—	—	(3.7)
Stock-based compensation	—	4.8	—	—	—	4.8
Dividends received	18.1	—	—	—	(18.1)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	0.5	(6.9)	27.8	0.2	—	21.6
Inventories	—	—	41.6	0.1	—	41.7
Prepaid expenses and other	—	(0.9)	1.3	—	—	0.4
Accounts payable and accrued liabilities	(0.5)	(5.8)	0.2	(0.3)	—	(6.4)
Other operating, net	—	3.5	0.1	(0.2)	—	3.4

Net cash provided by (used in) operating activities	18.1	(32.5)	160.0	(0.7)	(18.1)	126.8

Cash flows from investing activities:
Sale of assets	—	—	1.2	—	—	1.2
Purchase of assets	—	—	(21.5)	—	—	(21.5)
Acquisition costs, net of cash acquired	—	(38.2)	—	—	—	(38.2)

Net cash provided by (used in) investing activities	—	(38.2)	(20.3)	—	—	(58.5)

Cash flows from financing activities:
Borrowings on the ABL	—	574.5	—	—	—	574.5
Repayments on the ABL	—	(623.0)	—	—	—	(623.0)
(Repayments) on long-term debt	—	—	(0.7)	—	—	(0.7)
Deferred financing costs and other	—	(1.6)	—	—	—	(1.6)
Net change in intercompany balances	—	138.7	(139.4)	0.7	—	—
Dividends paid	(18.1)	(18.1)	—	—	18.1	(18.1)

Net cash provided by (used) in financing activities	(18.1)	70.5	(140.1)	0.7	18.1	(68.9)

Net increase (decrease) in cash	—	(0.2)	(0.4)	—	—	(0.6)
Cash, beginning of period	—	10.9	3.1	0.2	—	14.2

Cash, end of period	$—	$10.7	$2.7	$0.2	$—	$13.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in millions)

For the Year Ended December 31, 2006	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39.5	$39.5	$59.6	$(0.4)	$(98.7)	$39.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Equity in earnings of subsidiaries	(39.5)	(59.2)	—	—	98.7	—
Provision for bad debts	—	—	4.1	—	—	4.1
Depreciation and amortization	—	10.0	12.6	—	—	22.6
Amortization of debt issuance costs	—	2.5	—	—	—	2.5
Deferred income taxes	—	(6.6)	—	—	—	(6.6)
Stock-based compensation	—	1.2	—	—	—	1.2
Dividends received	25.0	—	—	—	(25.0)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	—	(35.4)	(0.2)	—	(35.6)
Inventories	—	—	(91.0)	(0.2)	—	(91.2)
Prepaid expenses and other	—	7.0	2.3	—	—	9.3
Accounts payable and accrued liabilities	—	26.0	(14.8)	0.1	—	11.3
Other operating, net	—	(0.6)	(3.0)	—	—	(3.6)

Net cash provided by (used in) operating activities	25.0	19.8	(65.5)	(0.7)	(25.0)	(46.4)

Cash flows from investing activities:
Sale of assets	—	—	1.6	—	—	1.6
Purchase of assets	—	—	(16.9)	—	—	(16.9)
Acquisition costs, net of cash acquired	—	(45.7)	—	—	—	(45.7)

Net cash provided by (used in) investing activities	—	(45.7)	(15.3)	—	—	(61.0)

Cash flows from financing activities:
Borrowings on the ABL	—	441.6	—	—	—	441.6
Repayments on the ABL	—	(304.0)	—	—	—	(304.0)
(Repayments) on long-term debt	—	—	(0.5)	—	—	(0.5)
Deferred financing costs and other	—	(1.8)	—	—	—	(1.8)
Net change in intercompany balances	—	(79.7)	78.8	0.9	—	—
Dividends paid	(25.0)	(25.0)	—	—	25.0	(25.0)

Net cash provided by (used) in financing activities	(25.0)	31.1	78.3	0.9	25.0	110.3

Net increase (decrease) in cash	—	5.2	(2.5)	0.2	—	2.9
Cash, beginning of period	—	5.7	5.6	—	—	11.3

Cash, end of period	$—	$10.9	$3.1	$0.2	$—	$14.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2008, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The management of Flag Intermediate Holdings Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Item 9B. Other Information.

None.

PART III

Item 10. Executive Officers and Directors; Corporate Governance

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 11. Executive Compensation

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 13. Certain Relationships and Related Party Transactions; Director Independence

Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for professional services provided in 2008 and 2007 by Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm and principal accounting firm:

	For the Fiscal Years Ended December 31,
	2008	2007
Audit Fees(1)	$1,543,680	$1,676,576
Audit Related Fees(2)	—	—
Tax Fees(3)	199,118	660,501
All Other Fees	—	—

Total	$1,742,798	$2,337,077

(1)	Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.
(2)	Consists of fees for accounting and financial reporting consultations in connection with offering memorandums, registration statements, acquisitions, and management’s assessment of internal control over financial reporting.
(3)	Consists of fees for tax planning and tax compliance services, including assistance in connection with tax audits and tax advice related to acquisitions.

The Audit Committee has considered whether the non-audit services provided to the Company by D&T impaired the independence of D&T and concluded that they did not.

All of D&T’s fees for 2008 and 2007 were pre-approved by the Audit Committee through formal engagement letters. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by D&T to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that D&T’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by D&T must be pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or Notes thereto or is not applicable.

(b) Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 116), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2009.

FLAG INTERMEDIATE HOLDINGS CORPORATION

By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2009.

Signature	Title

/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ M. ALI RASHID M. Ali Rashid	Director

/s/ ERIC L. PRESS Eric L. Press	Director

/s/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/s/ JOHN T. BALDWIN John T. Baldwin	Director

/s/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2009.

Metals USA, Inc.

By:	/s/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2009.

Signature	Title

/s/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ M. ALI RASHID M. Ali Rashid	Director

/s/ ERIC L. PRESS Eric L. Press	Director

/s/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/s/ JOHN T. BALDWIN John T. Baldwin	Director

/s/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Metals USA Holdings Corporation

3.1*	Amended and Restated Certificate of Incorporation of Metals USA, Inc. dated November 30, 2005

3.2*	Amended and Restated Bylaws of Metals USA, Inc. as amended by Amendment No. 1 effective as of May 17, 2004

3.4*	Certificate of Incorporation of Flag Intermediate Holdings Corporation

3.5*	Bylaws of Flag Intermediate Holdings Corporation

4.1*	Form of Common Stock Certificate of Flag Intermediate Holdings Corporation

4.2*	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent

4.3	Form of 11 1/8 % Senior Secured Note due 2015 (included in Exhibit 4.2)

4.4*	Registration Rights Agreement, dated as of November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation and Credit Suisse First Boston, L.L.C., as representative of the Initial Purchasers

4.5*	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.6**	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.7+	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

10.1*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and C. Lourenço Gonçalves

10.2*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and John A. Hageman

10.3*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III

10.4*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn

10.5*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens

10.6*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Joe Longo

10.7**^	Amended and Restated 2005 Stock Incentive Plan of Metals USA Holdings Corporation

10.8**	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Metals USA Holdings Corporation and Apollo Management V, L.P.

Exhibit Number	Description
10.9*^	Director Compensation Plan

10.10**	Transaction Fee Agreement, dated as of November 30, 2005, between Metals USA, Inc. and Apollo Management V, L.P.

10.11@^	Management Deferred Compensation Plan

10.12*	Loan and Security Agreement, dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.13+	Amendment No. 1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.14<	Amendment No. 2 dated as of June 8, 2007, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

12.1#	Computation of Ratio of Earnings to Fixed Charges

14.1@	Metals USA, Inc. Code of Conduct

21.1#	List of Subsidiaries of the Company

31.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated February 24, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated February 24, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated February 24, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated February 24, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated February 24, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated February 24, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated February 24, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated February 24, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006
**	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 1 on May 26, 2006
+	incorporated by reference to the exhibits to Metals USA, Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 3 on August 2, 2006
@	incorporated by reference to Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K filed March 12, 2007
<	incorporated by reference to Exhibit 4.1 to Flag Intermediate Holdings Corporation’s Quarterly Report for the period ended June 30, 2007 on Form 10-Q filed August 6, 2007
#	filed herewith
^	management contract or compensatory plan or arrangement