Form 10-Q
period 2009-03-31
METALS USA INC; Flag Intermediate Holdings CORP
filed 2009-05-15
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of common stock outstanding at May 15, 2009 of Flag Intermediate Holdings Corporation.: 100

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

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;

•	our substantial indebtedness;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	general political conditions and developments in the United States and in foreign countries whose affairs affect supply, demand and markets for steel, other metals and metal products;

•	our ability to retain key employees; and

•	our expectations with respect to our acquisition activity.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash	$95.6	$93.0
Accounts receivable, net of allowance of $9.1 and $8.8, respectively	167.3	189.3
Inventories	311.3	422.6
Deferred income tax asset	22.6	23.6
Prepayments and other	6.1	6.5

Total current assets	602.9	735.0
Property and equipment, net	191.9	190.1
Assets held for sale, net	0.9	1.8
Intangible assets, net	12.1	13.6
Goodwill	50.2	49.9
Other assets	19.4	20.5

Total assets	$877.4	$1,010.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$60.2	$47.2
Accrued liabilities	45.4	50.9
Current portion of long-term debt	1.6	1.6

Total current liabilities	107.2	99.7
Long-term debt, less current portion	531.9	648.9
Deferred income tax liability	60.1	62.2
Other long-term liabilities	22.9	24.7

Total liabilities	722.1	835.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2009, and December 31, 2008, respectively	—	—
Additional paid-in capital	127.0	126.9
Retained earnings	30.9	51.5
Accumulated other comprehensive loss	(2.6)	(3.0)

Total stockholder’s equity	155.3	175.4

Total liabilities and stockholder’s equity	$877.4	$1,010.9

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended March 31,
	2009	2008
Net Sales	$330.2	$489.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	287.7	376.6
Operating and delivery	34.7	46.5
Selling, general and administrative	23.9	29.2
Depreciation and amortization	4.7	5.5

Operating income (loss)	(20.8)	31.2
Other (income) expense:
Interest expense	12.4	15.6
Other (income) expense, net	(0.1)	(0.1)

Income (loss) before income taxes	(33.1)	15.7
Provision (benefit) for income taxes	(12.5)	6.1

Net income (loss)	$(20.6)	$9.6

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(20.6)	$9.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	1.0	0.6
Depreciation and amortization	5.2	6.6
Amortization of debt issuance costs	0.9	0.7
Deferred income taxes	(1.0)	(2.8)
Stock-based compensation	0.1	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21.0	(50.7)
Inventories	111.3	(30.5)
Prepayments and other	0.4	(2.2)
Accounts payable and accrued liabilities	8.2	27.7
Other	(1.8)	1.2

Net cash provided by (used in) operations	124.7	(39.5)

Cash flows from investing activities:
Sales of assets	—	0.1
Purchases of assets	(0.9)	(2.8)
Acquisition costs, net of cash acquired	(4.2)	—

Net cash used in investing activities	(5.1)	(2.7)

Cash flows from financing activities:
Borrowings on credit facility	45.0	276.0
Repayments on credit facility	(162.0)	(222.5)
Repayments of long-term debt	—	(0.8)
Deferred financing costs	—	(0.1)
Dividends paid	—	(5.0)

Net cash (used in) provided by financing activities	(117.0)	47.6

Net increase in cash and cash equivalents	2.6	5.4
Cash and cash equivalents, beginning of period	93.0	13.6

Cash and cash equivalents, end of period	$95.6	$19.0

Supplemental cash flow information:
Cash paid for interest	$4.0	$5.1

Cash paid for income taxes	$2.6	$0.4

Investments in property, plant and equipment not paid	$0.6	$0.3

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the three months ended March 31, 2009, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information—The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

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

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at March 31, 2009, all have remaining terms of approximately two years or less and the associated underlying transactions are expected to occur within that time frame.

The effective portion of the change in fair value of derivatives is reported in other comprehensive income, a component of stockholder’s equity, until the underlying transaction occurs. Any determination that an underlying transaction is not probable of occurring will result in the recognition in earnings of gains and losses deferred in other comprehensive income. Amounts due from counterparties (unrealized hedge gains) or owed to counterparties (unrealized hedge losses) are included in other assets and accrued liabilities, respectively.

See Note 5 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

Goodwill— Goodwill represents the residual between the consideration transferred in a business combination and the net of the acquisition-date amounts of identifiable assets acquired and liabilities assumed measured at fair value. We use estimates and judgments to measure the fair value of identifiable assets acquired and liabilities assumed.

Intangible Assets—Intangible assets consist primarily of customer lists. We are amortizing the customer lists over five years using an accelerated amortization method which approximates their useful life and economic value to us.

Debt Issuance Costs—We defer certain expenses incurred to obtain debt financing and amortize these costs to interest expense over the terms of the respective agreements. See Note 6 for additional information on debt issuance costs.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company uses stock quotes from an active, established stock market for the valuation of its short-term investments, which are reported in other current assets in the Company’s consolidated balance sheet.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s interest rate swap derivatives are valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors (see Note 5).

Level 3 – Unobservable inputs that are supported by little or no market activity, but which are significant to the fair value of the assets or liabilities as determined by market participants.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Short-term investments	$0.1	$0.1	$—	$—
Interest rate swaps	(5.8)	—	(5.8)	—

Total	(5.7)	0.1	(5.8)	—

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

Operating and delivery expense—Our operating and delivery expense reflects the cost incurred by our Plates and Shapes and Flat Rolled and Non-Ferrous Groups for labor and facility costs associated with the value-added metal processing services that we provide. With respect to our Building Products Group, operating costs

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

are associated with the labor and facility costs attributable to the warehousing of our finished goods at our sales center facilities. Delivery expense reflects labor, material handling and other third party costs incurred with the delivery of product to customers.

Delivery expense totaled $8.3 and $12.2 for the three months ended March 31, 2009 and 2008, respectively.

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

Foreign Currency Translation—The functional currency for our Canadian subsidiary, Allmet, is the Canadian dollar. We translate the functional currency into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statement of operations. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholder’s equity.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. The effective date of this statement was November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting FSP SFAS 142-3. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the three months ended March 31, 2009, we have included the statement’s expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of SFAS 141R in connection with the acquisition that closed during the first quarter of 2009 (see Note 2 below). The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

2. Acquisitions

VR Laser Acquisition

On February 20 2009, we purchased substantially all of the operating assets of VR Laser Services USA, Inc. (“VR Laser”) for approximately $4.2. The purchase price was funded by borrowings under our asset-based revolving credit facility (the “ABL facility”). VR Laser was a metal processor of carbon steel plate products located in Philadelphia, Pennsylvania. The total purchase price represents the acquisition-date fair value of the individual assets acquired, which consist entirely of plant and equipment. The VR Laser acquisition replicates much of our existing processing capabilities in our Plates and Shapes Southeast geographic region and expands our service offerings in the marine and defense industries.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

3. Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials—
Plates and Shapes	$185.3	$254.8
Flat Rolled and Non-Ferrous	87.5	111.7
Building Products	9.5	10.9

Total raw materials	282.3	377.4

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	15.5	29.2
Building Products	13.5	16.0

Total work-in-process and finished goods	29.0	45.2

Total inventories	$311.3	$422.6

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	March 31, 2009	December 31, 2008
Customer lists	$40.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(31.7)	(30.3)

	$9.1	$10.5

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.4)	(0.3)

	$2.9	$3.0

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.5)	(0.5)

	$0.1	$0.1

Aggregate amortization expense for the three months ended March 31, 2009 and 2008 was $1.4 and $2.3, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the remaining lives of the assets:

For the Year Ending	Estimated Amortization Expense
2009 (remaining 9 months)	$3.5
2010	$3.4
2011	$1.6
2012	$0.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

5. Derivatives

In February 2008, we entered into a series of interest rate swap agreements that entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month London Interbank Offered Rate (“LIBOR”) and pay a fixed rate that ranges from 2.686% to 2.997%, thereby converting $250.0 notional amount of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The interest rate swap agreements all have initial terms of approximately three years or less and the associated underlying transactions are expected to occur within that time frame.

The primary objective for our use of these interest rate hedges is to reduce our exposure to changes in interest rates on the ABL facility. The Company endeavors to finance its investment in working capital at the lowest possible cost and to manage variable interest rate exposure to achieve greater flexibility in meeting overall financial objectives.

We have designated the interest rate swaps as cash flow hedges for accounting purposes. We account for these hedges in accordance with SFAS 133, and therefore defer in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ deficit, the effective portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction. Because we hedge only with derivatives that have high correlation with the underlying transaction cost, changes in derivatives fair value and the underlying cost are expected to largely offset.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at March 31, 2009.

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009	Fair Value at December 31, 2008
		(in millions)
Interest rate swaps	Other current assets	$—	$—	$—	$—
	Other noncurrent assets	—	—	—	—
	Accrued liabilities	—	—	3.1	1.8
	Other long-term liabilities	—	—	2.7	4.8

Total derivatives designated as hedging instruments under SFAS 133		$—	$—	$5.8	$6.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following table presents the pretax impact of the Company’s derivative instruments and their location within the consolidated statements of operations for the three months ended March 31, 2009 and 2008. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Interest rate swaps	$0.8	$0.7	$(0.8)	$—	$—	$—

Pretax realized gains and losses from derivatives which were recognized in earnings during the three months ended March 31, 2009 and 2008 effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness.

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to a single counterparty, which we monitor based on credit ratings.

6. Other Assets

Other assets consist of the following:

	March 31, 2009	December 31, 2008
Deferred financing costs	$7.3	$8.0
Deferred debt offering costs	5.8	6.1
Deferred management fees	4.6	4.9
Other	1.7	1.5

Total other assets	$19.4	$20.5

Aggregate amortization of debt issuance costs for the three months ended March 31, 2009 and 2008 was $0.9 and $0.7, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Accrued salaries and employee benefits	$10.7	$19.3
Accrued taxes, other than income	2.7	3.1
Accrued interest	12.1	4.6
Accrued insurance	4.7	5.2
Accrued audit and tax fees	1.1	0.8
Accrued warranty liability	0.5	0.5
Accrued lease terminations	0.4	0.2
Accrued management fees	4.0	5.4
Accrued Merger consideration—Predecessor common shares outstanding	4.6	6.0
Current portion of interest rate swap liability	3.1	1.7
Other	1.5	4.1

Total accrued liabilities	$45.4	$50.9

8. Debt

Debt consists of the following:

	March 31, 2009	December 31, 2008
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$251.0	$368.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	275.0	275.0
Industrial Revenue Bond	5.7	5.7
Other	1.8	1.8

Total debt	533.5	650.5
Less—current portion of debt	1.6	1.6

Total long-term portion of debt	$531.9	$648.9

The weighted average interest rates under the ABL facility for the three months ended March 31, 2009 and 2008 were 3.26%, and 5.63%, respectively.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0, which increased the total commitment from $525.0 to $625.0. All other existing terms under the ABL facility remained unchanged. Costs incurred to exercise the option to increase the ABL facility totaled $2.4, and are being amortized over the existing term of the ABL facility.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. During September 2008, we borrowed approximately $160.0 on the ABL facility in response to concerns about credit markets. As of March 31, 2009, we had $324.3 of eligible collateral, $251.0 in outstanding advances, $15.1 in open letters of credit and $58.2 of additional borrowing capacity. As of March 31, 2009, we had $95.6 of available cash and cash equivalents.

At May 12, 2009, we had $283.1 of eligible collateral, $209.5 in outstanding advances, $15.1 in open letters of credit and $58.5 of additional borrowing capacity. As of May 12, 2009, we had approximately $64.7 of available cash and cash equivalents.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of March 31, 2009, our FCCR was 1.08.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 1.19%, respectively, as of March 31, 2009.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of March 31, 2009.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $7.3 as of March 31, 2009, are included in other non-current assets.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of March 31, 2009.

The indebtedness evidenced by the Metals USA Notes and the guarantees will rank: equally with all of our and the Guarantors’ existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Metals USA Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Metals USA Notes and the guarantees on a first-priority lien basis with respect to our and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Metals USA Notes will also be effectively junior to the liabilities of any non-guarantor subsidiaries.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2009.

From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $5.8 as of March 31, 2009, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.65% at March 31, 2009. The IRB is secured by

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of March 31, 2009.

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due July 1, 2012 (the “2007 Notes”). The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2009 (remaining nine months)	$16.7	$18.2
2010	$20.5	$22.5
2011	$23.9	$25.9
2012	$18.9	$20.4

Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7, $8.4, $8.1, $6.5 and $6.6, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

payment amounted to $8.2. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $58.3 as of March 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of March 31, 2009. As of March 31, 2009, Flag Intermediate had $95.6 of available cash and cash equivalents.

9. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at March 31, 2009, and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 97% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 14 for further information on Related Party transactions.

10. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock and Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.1 and $0.3 was recorded as stock-based employee compensation during the three months ended March 31, 2009 and 2008, respectively.

On January 3, 2007, the Board of Directors of Metals USA Holdings adopted the Metals USA Holdings Corp. 2006 Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

was adopted in connection with the payment by Metals USA Holdings of a cash dividend of approximately $149.0 to its stockholders on January 3, 2007 (the “January 2007 Dividend”), and credits to individual accounts established for stock option holders an amount equal to $6.56 per share on certain unvested options, for a total of approximately $2.3. Payment of this liability was subject to continued employment for two years following the adoption date. The entire amount was paid in one lump sum on January 5, 2009, upon completion of such period. This modification of the Company’s stock-based compensation resulted in incremental expense of $1.4 related to the Deferred Compensation Plan, which was recognized over a two-year vesting period beginning on the date of adoption of the Deferred Compensation Plan.

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

In connection with the January 2007 Dividend, the outstanding employee stock options under the Plan were adjusted a second time by an amount approximately equal to the per share amount of this dividend. The per share exercise price of the options granted on November 30, 2005, was decreased by $4.22 to $4.00 and the per share exercise price of the options granted on March 17, 2006, was reduced by $4.89 to $4.00.

Because the payment of the January 2007 Dividend resulted in the internal rate of return of the funds managed by Apollo with respect to its investment in Metals USA Holdings to be near 25%, the Board of Directors exercised its discretion under the Plan to vest all of the outstanding Tranche B options. In addition, the Board of Directors exercised its discretion to vest all Tranche A options granted to directors affiliated with Apollo. In connection with the accelerated vesting of these options, we recognized $1.8 of non-cash stock-based compensation expense, net of related tax effects, in the first quarter of 2007.

In connection with the payment by Metals USA Holdings of a cash dividend of approximately $139.5 to its stockholders on July 10, 2007 (the “July 2007 Dividend”), stock option holders were paid approximately $9.25 per share on outstanding options (an amount equal to the per-share amount of the July 2007 Dividend), for a total of approximately $9.2. The cash payment to holders of outstanding options to acquire shares of Metals USA Holdings’ common stock was made to equitably adjust such option holders by the Metals USA Holdings Board of Directors pursuant to the exercise of its discretion to preserve the rights of options holders under the Plan. As a result of the cash payment on outstanding options, we were required to recognize $0.3 of non-cash stock-based compensation expense, net of related tax effects, in the third quarter of 2007.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a black-scholes option valuation model. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of March 31, 2009:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

The following is a summary of stock option activity for Tranche A options for the three-month period ended March 31, 2009:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.63	$4.00		555,630
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, March 31, 2009	$6.63	$4.00	6.7	555,630

Vested and Exercisable as of:
March 31, 2009		$4.00	6.7	381,380

A summary of nonvested Tranche A stock options for the three-month period ended March 31, 2009, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2008	$6.80	178,329
Granted	—	—
Vested	—	(4,079)
Exercised	—	—
Canceled or expired	—	—

Nonvested at March 31, 2009	$6.81	174,250

As of March 31, 2009, there was $0.7 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 1.7 years.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. No options have been granted since the first quarter of 2006. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of March 31, 2009:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

The following is a summary of stock option activity for Tranche B options for the three-month period ended March 31, 2009:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	—	—		—

Balance, March 31, 2009	$6.92	$4.00	6.7	395,631

Vested and Exercisable as of:
March 31, 2009		$4.00	6.7	395,631

All Tranche B stock options outstanding as of March 31, 2009 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the three-month period ending March 31, 2009, there were no shares of nonvested restricted stock outstanding.

11. Income Taxes

As of March 31, 2009, our unrecognized tax benefits totaled $7.2, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1 for the three months ended March 31, 2009.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2009, the liability for uncertain income taxes includes interest and penalties of $1.5, of which $0.1 is included in our statement of operations and impacted the Company’s effective income tax rate for the three months ended March 31, 2009.

12. Segment and Related Information

The following tables show summarized financial information for our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the Merger are assigned to reporting units solely for testing for impairment. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	Three Months Ended March 31,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2009:
Net sales	$172.5	$140.9	$19.7	$(2.9)	$330.2
Operating income (loss)	(8.7)	(2.3)	(4.3)	(5.5)	(20.8)
Capital expenditures	0.4	0.4	—	0.1	0.9
Depreciation and amortization(1)	2.4	1.8	0.6	0.4	5.2
2008:
Net sales	$249.6	$216.0	$26.1	$(2.7)	$489.0
Operating income (loss)	28.4	14.9	(5.7)	(6.4)	31.2
Capital expenditures	2.1	0.3	0.3	0.1	2.8
Depreciation and amortization(1)	2.4	1.8	1.3	1.1	6.6

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	March 31, 2009	December 31, 2008
Total Assets:
Plates and Shapes	$390.6	$483.3
Flat Rolled and Non-Ferrous	263.1	309.2
Building Products	54.4	62.0
Corporate and Other	169.3	156.4

Consolidated	$877.4	$1,010.9

Goodwill:
Plates and Shapes	$15.5	$15.5
Flat Rolled and Non-Ferrous	20.5	20.5
Building Products	1.8	1.8
Corporate and Other	12.4	12.1

Consolidated	$50.2	$49.9

Changes in goodwill for the three months ended March 31, 2009 are due to the recognition of additional tax liabilities.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

We recorded a $19.5 write-down for inventory lower of cost or market adjustments during the first quarter of 2009 in our metals service center businesses.

We have implemented certain initiatives within our Building Products segment in response to the downturn in the housing and residential remodeling markets, including reductions in square footage under lease, standardization of sales center layouts, and manufacturing consolidation. We continue to evaluate various alternative strategies for our building products business.

Assets classified as held for sale as of March 31, 2009 are associated with a facility within our metals service center business that was closed during the first quarter of 2007. We continue to serve the marketing area of the closed facility with our existing sales force by expanding the responsible territories of other facilities, and through the use of common carrier for product delivery.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at March 31, 2009 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $9.3 (total letters of credit of $15.1 at March 31, 2009). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of March 31, 2009, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.8.

Dividends Relating to 2007 Notes

See Note 8 for a discussion of the extent to which Metals USA Holdings is dependent on Flag Intermediate’s cash flows to service its debt.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity.

14. Related Party Transactions

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 7) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. Deferred management fees of $8.6 were recorded as a current asset, and are being amortized on a straight-line basis over the term of the agreement. For the three month periods ended March 31, 2009 and 2008, amortization of deferred management fees was $0.4 for each period, with $0.3 recorded as administrative expense and $0.1 recorded as interest expense during each period.

The management agreement also provides that affiliates of Apollo will be entitled to receive a fee in connection with certain subsequent financing, acquisition, disposition and change of control transactions with a value of $25.0 or more, with such fee to be equal to 1% of the gross transaction value of any such transaction. In connection with the issuance of the 2006 Notes, Apollo was paid a fee of $1.5. Apollo elected to waive transaction fees of $3.0 payable in connection with the issuance of the 2007 Notes and $1.0 payable in connection with the exercise of the option to increase the Tranche A Commitments under the ABL facility in July 2008.

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

From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(20.6)	$9.6
Other comprehensive income:
Foreign currency translation adjustments	(0.1)	(0.2)
Unrealized gains (losses) on derivatives	0.5	0.4
Unrealized gains (losses) on investment securities	—	(0.1)

Total comprehensive income (loss)	$(20.2)	$9.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of March 31, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$95.1	$0.3	$0.2	$—	$95.6
Accounts receivable	—	—	150.5	2.0	14.8	167.3
Inventories	—	—	310.5	0.8	—	311.3
Deferred tax asset	—	22.6	—	—	—	22.6
Prepayments and other	—	3.0	3.0	0.1	—	6.1

Total current assets	—	120.7	464.3	3.1	14.8	602.9
Property and equipment, net	—	1.9	187.8	2.2	—	191.9
Assets held for sale, net	—	—	0.9	—	—	0.9
Intangible assets, net	—	1.3	9.9	0.9	—	12.1
Goodwill	—	12.4	36.0	1.8	—	50.2
Investment in subsidiaries, net	155.3	875.4	—	—	(1,030.7)	—
Other assets, net	—	18.8	0.6	—	—	19.4

Total assets	$155.3	$1,030.5	$699.5	$8.0	$(1,015.9)	$877.4

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.8	$59.1	$0.3	$—	$60.2
Accrued liabilities	—	16.4	13.9	0.3	14.8	45.4
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	17.2	74.6	0.6	14.8	107.2
Long-term debt, less current portion	—	526.0	5.9	—	—	531.9
Deferred income tax liability	—	60.1	—	—	—	60.1
Intercompany payable (receivable)	—	252.4	(298.4)	46.0	—	—
Other long-term liabilities	—	19.5	3.2	0.2	—	22.9

Total liabilities	—	875.2	(214.7)	46.8	14.8	722.1

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2009	—	—	—	—	—	—
Additional paid-in capital	127.0	127.0	705.7	23.1	(855.8)	127.0
Retained earnings	30.9	30.9	208.5	(61.1)	(178.3)	30.9
Accumulated other comprehensive income (loss)	(2.6)	(2.6)	—	(0.8)	3.4	(2.6)

Total stockholder’s equity	155.3	155.3	914.2	(38.8)	(1,030.7)	155.3

Total liabilities and stockholder’s equity	$155.3	$1,030.5	$699.5	$8.0	$(1,015.9)	$877.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of December 31, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$92.5	$0.3	$0.2	$—	$93.0
Accounts receivable	—	1.0	186.2	2.1	—	189.3
Inventories	—	—	421.7	0.9	—	422.6
Deferred tax asset	—	23.6	—	—	—	23.6
Prepayments and other	—	3.7	2.7	0.1	—	6.5

Total current assets	—	120.8	610.9	3.3	—	735.0
Property and equipment, net	—	2.0	185.3	2.8	—	190.1
Assets held for sale	—	—	1.8	—	—	1.8
Intangible assets, net	—	1.6	11.0	1.0	—	13.6
Goodwill	—	12.1	36.0	1.8	—	49.9
Investment in subsidiaries, net	175.4	912.6	—	—	(1,088.0)	—
Other assets	—	19.9	0.6	—	—	20.5

Total assets	$175.4	$1,069.0	$845.6	$8.9	$(1,088.0)	$1,010.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.8	$45.3	$0.1	$—	$47.2
Accrued liabilities	—	31.8	18.9	0.2	—	50.9
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	33.6	65.8	0.3	—	99.7
Long-term debt, less current portion	—	643.0	5.9	—	—	648.9
Deferred income tax liability	—	62.2	—	—	—	62.2
Intercompany payable (receivable)	—	133.4	(179.4)	46.0	—	—
Other long-term liabilities	—	21.4	3.1	0.2	—	24.7

Total liabilities	—	893.6	(104.6)	46.5	—	835.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2008	—	—	—	—	—	—
Additional paid-in capital	126.9	126.9	705.8	23.1	(855.8)	126.9
Retained earnings	51.5	51.5	244.4	(60.0)	(235.9)	51.5
Accumulated other comprehensive loss	(3.0)	(3.0)	—	(0.7)	3.7	(3.0)

Total stockholder’s equity	175.4	175.4	950.2	(37.6)	(1,088.0)	175.4

Total liabilities and stockholder’s equity	$175.4	$1,069.0	$845.6	$8.9	$(1,088.0)	$1,010.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$328.9	$1.3	$—	$330.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	286.9	0.8	—	287.7
Operating and delivery	—	0.2	34.4	0.1	—	34.7
Selling, general and administrative	—	0.9	22.7	0.3	—	23.9
Depreciation and amortization	—	0.5	4.1	0.1	—	4.7

Operating income (loss)	—	(1.6)	(19.2)	—	—	(20.8)
Other (income) expense:
Interest expense	—	12.3	0.1	—	—	12.4
Intercompany charges	—	(20.5)	20.3	0.2	—	—
Equity in (earnings) loss of subsidiaries	20.6	39.7	—	—	(60.3)	—
Other (income) expense, net	—	—	(0.1)	—	—	(0.1)

Income (loss) before income taxes	(20.6)	(33.1)	(39.5)	(0.2)	60.3	(33.1)
Provision (benefit) for income taxes	—	(12.5)	—	—	—	(12.5)

Net income (loss)	$(20.6)	$(20.6)	$(39.5)	$(0.2)	$60.3	$(20.6)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$488.4	$0.6	$—	$489.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	376.1	0.5	—	376.6
Operating and delivery	—	0.1	46.1	0.3	—	46.5
Selling, general and administrative	—	0.8	28.3	0.1	—	29.2
Impairment of property and equipment	—	—	—	—	—	—
Depreciation and amortization	—	1.1	4.2	0.2	—	5.5

Operating income (loss)	—	(2.0)	33.7	(0.5)	—	31.2
Other (income) expense:
Interest expense	—	15.5	0.1	—	—	15.6
Intercompany charges	—	(22.1)	21.9	0.2	—	—
Equity in earnings of subsidiaries	(9.6)	(11.0)	—	—	20.6	—
Other (income) expense, net	—	(0.1)	(0.1)	0.1	—	(0.1)

Income (loss) before income taxes	9.6	15.7	11.8	(0.8)	(20.6)	15.7
Provision for income taxes	—	6.1	—	—	—	6.1

Net income (loss)	$9.6	$9.6	$11.8	$(0.8)	$(20.6)	$9.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$4.9	$119.4	$0.4	$—	$124.7

Cash flows from investing activities:
Purchase of assets	—	—	(0.9)	—	—	(0.9)
Acquisition costs	—	—	(4.2)	—	—	(4.2)

Net cash used in investing activities	—	—	(5.1)	—	—	(5.1)

Cash flows from financing activities:
Borrowings on the ABL	—	45.0	—	—	—	45.0
Repayments on the ABL	—	(162.0)	—	—	—	(162.0)
Net change in intercompany balances	—	114.7	(114.3)	(0.4)	—	—

Net cash used in financing activities	—	(2.3)	(114.3)	(0.4)	—	(117.0)

Net increase in cash and cash equivalents	—	2.6	—	—	—	2.6
Cash and cash equivalents, beginning of period	—	92.5	0.3	0.2	—	93.0

Cash and cash equivalents, end of period	$—	$95.1	$0.3	$0.2	$—	$95.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended March 31, 2008	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$17.0	$(48.2)	$(0.3)	$(8.0)	$(39.5)

Cash flows from investing activities:
Sale of assets	—	—	0.1	—	—	0.1
Purchase of assets	—	—	(2.8)	—	—	(2.8)

Net cash used in investing activities	—	—	(2.7)	—	—	(2.7)

Cash flows from financing activities:
Borrowings on the ABL	—	276.0	—	—	—	276.0
Repayments on the ABL	—	(222.5)	—	—	—	(222.5)
Repayments on long-term debt	—	—	(0.8)	—	—	(0.8)
Deferred financing costs and other	—	(0.1)	—	—	—	(0.1)
Net change in intercompany balances	5.0	(59.1)	50.8	0.3	3.0	—
Dividends paid	(5.0)	(5.0)	—	—	5.0	(5.0)

Net cash provided by (used) in financing activities	—	(10.7)	50.0	0.3	8.0	47.6

Net increase (decrease) in cash	—	6.3	(0.9)	—	—	5.4
Cash, beginning of period	—	10.7	2.7	0.2	—	13.6

Cash, end of period	$—	$17.0	$1.8	$0.2	$—	$19.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008, for risk factors that may affect future performance.

Overview

All references to the “Company” include Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the three months ended March 31, 2009, approximately 94% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Selected Operational Information

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

Industry Trends

Metals Service Centers

The metals production and distribution industries have experienced an increase in demand for steel and other metals in recent years driven largely by new market development in China, Brazil, Russia, and India, as well as Europe in general. Through the first half of 2008, demand growth outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation. In early 2008, global steel prices were at record highs.

However, global and economic conditions are significantly less favorable compared with those experienced during the first half of 2008. The level of global economic activity has declined through the latter part of 2008 and the first quarter of 2009, as the world’s major economies, including the U.S. and European region, are experiencing difficulties related to, in large part, the tightening of credit conditions globally. The impact of economic uncertainty on steel markets has become more apparent over the past six months as the volatile global economic climate has resulted in softening demand and prices for steel products. As demand has slowed along with the worldwide economy, steel prices globally have deteriorated.

The decline in steel prices resulting from weakened demand and an oversupply of steel throughout the supply chain have contributed to a significant decline in steel product shipments from metals service centers in the U.S in year-over-year comparisons. The timing of the effect that future price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline further.

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

The weak housing market, national economic recession, and reductions in the amount spent on high-end home improvement projects continue to hinder remodeling activity. Although lower financing costs are reducing the cost of financing home improvement projects, they have not been adequate to offset rising unemployment and falling consumer confidence.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potential material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on the Company’s reported financial information.

Accounts Receivable—We generally recognize revenue as product is shipped (risk of loss for our products generally passes at time of shipment), net of provisions for estimated returns. Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts and notes receivable. Collections on our accounts receivable are made through several lockboxes maintained by our lenders. Credit risk associated with concentration of cash deposits is low as we have the right of offset with our lenders for a substantial portion of our cash balances. Concentrations of credit risk with respect to trade accounts receivable are within several industries. Generally, credit is extended once appropriate credit history and references have been obtained. We perform ongoing credit evaluations of customers and set credit limits based upon reviews of customers’ current credit information and payment history. We monitor customer payments and maintain a provision for estimated credit losses based on historical experience and specific customer collection issues that we have identified. Provisions to the allowance for doubtful accounts are made monthly and adjustments are made periodically based upon our expected ability to collect all such accounts. Generally we do not require collateral for the extension of credit.

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

Inventories—Inventories are stated at the lower of cost or market. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. We regularly review inventory on hand and record provisions for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for damaged and slow-moving inventory.

Adjustments made with respect to the inventory valuation allowance often relate to improved information not previously available. Uncertainties with respect to the inventory valuation allowance are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended March 31, 2009 Compared to March 31, 2008

	2009	%	2008	%
	(In millions, except percentages)
Net sales	$330.2	100.0%	$489.0	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	287.7	87.1%	376.6	77.0%
Operating and delivery	34.7	10.5%	46.5	9.5%
Selling, general and administrative	23.9	7.2%	29.2	6.0%
Depreciation and amortization	4.7	1.4%	5.5	1.1%

Operating income (loss)	(20.8)	-6.3%	31.2	6.4%
Interest expense	12.4	3.8%	15.6	3.2%
Other (income) expense, net	(0.1)	0.0%	(0.1)	0.0%

Income (loss) before income taxes	$(33.1)	-10.0%	$15.7	3.2%

Net sales. Net sales decreased $158.8 million, or 32.5%, from $489.0 million for the three months ended March 31, 2008 to $330.2 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 35.8% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a 4.4% increase in average realized prices, in addition to a net sales decrease of $6.4 million for our Building Products Group.

Cost of sales. Cost of sales decreased $88.9 million, or 23.6%, from $376.6 million for the three months ended March 31, 2008, to $287.7 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 35.8% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a $5.7 million decrease in cost of sales for our Building Products Group, partially offset by a 19.2% increase in the average cost per ton for our metals service center businesses. We recorded a $19.5 million write-down for inventory lower of cost or market adjustments in our metal service center businesses as a result of continued price decreases and weaker demand for steel products during the first quarter of 2009. Inventory tonnage on hand as of March 31, 2009 was reduced 18% from December 31, 2008. Cost of sales as a percentage of net sales increased from 77.0% for the first quarter of 2008 to 87.1% for the first quarter of 2009 primarily due to the lower of cost or market write-down discussed above.

Operating and delivery. Operating and delivery expenses decreased $11.8 million, or 25.4%, from $46.5 million for the three months ended March 31, 2008 to $34.7 million for the three months ended March 31, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 9.5% for the three months ended March 31, 2008 to 10.5% for the three months ended March 31, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $5.3 million, or 18.2%, from $29.2 million for the three months ended March 31, 2008 to $23.9 million for the three months ended March 31, 2009. Lower variable costs of $3.1 million associated with decreased incentive compensation were the primary contributor to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 6.0% for the three months ended March 31, 2008 to 7.2% for the three months ended March 31, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $0.8 million, or 14.5%, from $5.5 million for the three months ended March 31, 2008 to $4.7 million for the three months ended March 31, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) decreased $52.0 million, or 167.0%, from operating income of $31.2 million for the three months ended March 31, 2008 to an operating loss of $20.8 million for the three months ended March 31, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income (loss) decreased from 6.4% for the three months ended March 31, 2008 to (6.3%) for the three months ended March 31, 2009.

Interest expense. Interest expense decreased $3.2 million, or 20.5%, from $15.6 million for the three months ended March 31, 2008 to $12.4 million for the three months ended March 31, 2009. This decrease was primarily a function of lower average interest rates on our ABL facility. The weighted average outstanding balance on our ABL facility remained level at $313.3 million for the three months ended March 31, 2009 and 2008; however, the weighted average interest rate decreased from 5.63% for the three months ended March 31, 2008 to 3.26% for the three months ended March 31, 2009.

Segment Results—Three Months Ended March 31, 2009 Compared to March 31, 2008

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2009:
Plates and Shapes	$172.5	$181.2	$(8.7)	$0.4	137
Flat Rolled and Non-Ferrous	140.9	143.2	(2.3)	0.4	113
Building Products	19.7	24.0	(4.3)	—	—
Corporate and other	(2.9)	2.6	(5.5)	0.1	(2)

Total	$330.2	$351.0	$(20.8)	$0.9	248

2008:
Plates and Shapes	$249.6	$221.2	$28.4	$2.1	220
Flat Rolled and Non-Ferrous	216.0	201.1	14.9	0.3	168
Building Products	26.1	31.8	(5.7)	0.3	—
Corporate and other	(2.7)	3.7	(6.4)	0.1	(2)

Total	$489.0	$457.8	$31.2	$2.8	386

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales decreased $77.1 million, or 30.9%, from $249.6 million for the three months ended March 31, 2008 to $172.5 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 37.7% decrease in shipments, partially offset by an 11.0% increase in average realized prices, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Operating costs and expenses decreased $40.0 million, or 18.1%, from $221.2 million for the three months ended March 31, 2008 to $181.2 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 37.7% decrease in shipments, partially offset by a 33.9% increase in the average cost per ton for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This segment recorded a $14.4 million write-down for inventory lower of cost or market adjustments during the first quarter of 2009, which contributed to the increase in the average cost per ton.

Operating income (loss) decreased by $37.1 million, or 130.6%, from operating income of $28.4 million for the three months ended March 31, 2008 to operating loss of $8.7 million for the three months ended March 31, 2009. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to the charges incurred to write-down the segment’s inventories as of March 31, 2009, as discussed above. Operating income (loss) as a percentage of net sales decreased from 11.4% for the three months ended March 31, 2008 to (5.0%) for the three months ended March 31, 2009.

Flat Rolled and Non-Ferrous. Net sales decreased $75.1 million, or 34.8%, from $216.0 million for the three months ended March 31, 2008 to $140.9 million for the three months ended March 31, 2009. The decrease was primarily attributable to a 32.7% decrease in shipments, in addition to a 3.0% decrease in average realized prices, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Sales of non-ferrous metals accounted for 36.1% of the segment’s sales product mix for the first quarter of 2009, compared to 46.1% for the first quarter of 2008.

Operating costs and expenses decreased $57.9 million, or 28.8%, from $201.1 million for the three months ended March 31, 2008 to $143.2 million for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease in shipments of 32.7% in addition to an increase in the average cost per ton of 4.3%. This segment recorded a $5.1 million write-down for inventory lower of cost or market adjustments during the first quarter of 2009, which contributed to the increase in the average cost per ton. Operating costs and expenses as a percentage of net sales increased from 93.1% for the three months ended March 31, 2008 to 101.6% for the three months ended March 31, 2009.

Operating income (loss) decreased by $17.2 million, or 115.4%, from operating income of $14.9 million for the three months ended March 31, 2008 to an operating loss of $2.3 million for the three months ended March 31, 2009. The decrease was primarily attributable to the decrease in sales volumes discussed above, which were a primarily a function of lower shipments, in addition to the charges incurred to write-down the segment’s inventories as of March 31, 2009, as discussed above. Operating income (loss) as a percentage of net sales decreased from 6.9% for the three months ended March 31, 2008 to (1.6%) for the three months ended March 31, 2009.

Building Products. Net sales decreased $6.4 million, or 24.5%, from $26.1 million for the three months ended March 31, 2008 to $19.7 million for the three months ended March 31, 2009. The sales decrease was driven by lower home improvement remodeling activity. Consumer spending on residential remodeling has decreased dramatically due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the remodeling industry and negative growth in our Building Products Group.

Operating costs and expenses decreased $7.8 million, or 24.5%, from $31.8 million for the three months ended March 31, 2008 to $24.0 million for the three months ended March 31, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand. Operating costs and expenses as a percentage of net sales remained level at 121.8% for the three months ended March 31, 2009 and 2008.

Operating loss decreased by $1.4 million, or 24.6%, from $5.7 million for the three months ended March 31, 2008 to $4.3 million for the three months ended March 31, 2009. The decrease was primarily attributable to lower operating costs, which decreased at a rate in line with the decline in sales discussed above. Operating loss as a percentage of net sales remained level 21.8% for the three months ended March 31, 2009 and 2008.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $0.9 million, or 14.1%, from $6.4 million for the three months ended March 31, 2008 to $5.5 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year.

In operating our business, we need to finance our investment in working capital. Our ABL facility is the principal means by which we finance our investment in working capital (e.g., raw materials such as metal, which are crucial to operating our business) and therefore our ABL facility is crucial to our ability to purchase inventory. We increased the size of the ABL facility in July 2008 (see “Financing Activities—The ABL facility” below) given its importance to us as a means to access additional capital. Access to the ABL facility and the cost of borrowing under it are constrained by certain covenants contained in the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. These covenants are each based on Adjusted EBITDA, as discussed more fully below (see also “Financing Activities—Covenant Compliance” below).

The FCCR is also an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to our stockholders, making acquisitions and incurring additional debt. In addition, the applicable interest rates associated with the ABL facility are determined by the FCCR (see “Financing Activities—The ABL facility—Interest Rate and Fees” and “Financing Activities—Covenant Compliance” below).

The ability to implement strategic “bolt-on” acquisitions is one of our key strategies, and our ability to incur additional debt is a necessary element to support this strategy. The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined Adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined). See “Financing Activities—Covenant Compliance” below for further discussion of our restrictive covenants.

During September 2008, we borrowed approximately $160.0 million on the ABL facility in response to concerns about credit markets. As of March 31, 2009, we had eligible collateral of $324.3 million, $251.0 million in outstanding advances, $15.1 million in open letters of credit and $58.2 million of additional borrowing capacity. As of March 31, 2009, we had $95.6 million of available cash and cash equivalents.

At May 12, 2009, we had $283.1 million of eligible collateral, $209.5 million in outstanding advances, $15.1 million in open letters of credit and $58.5 million of additional borrowing capacity. As of May 12, 2009, we had approximately $64.7 million of available cash and cash equivalents.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See Financing Activities below.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At March 31, 2009, our long-term debt consisted of $251.0 million of outstanding borrowings on the ABL facility, $275.0 million principal amount of the Metals USA Notes, an Industrial Revenue Bond with $5.7 million principal amount outstanding and $0.2 million in vendor financing and purchase money notes.

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

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) decreased from $635.3 million at December 31, 2008 to $495.7 million at March 31, 2009.

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

During the three months ended March 31, 2009, net cash provided by operating activities was $124.7 million. This amount represents net loss, adjusted for costs that did not involve cash flows for the period, of $14.4 million, in addition to changes in operating assets and liabilities that resulted in a cash inflow of $139.1 million for the period, an amount that was primarily attributable to decreases in accounts receivable and inventories. During the three months ended March 31, 2008, net cash used in operating activities was $39.5 million. This amount represents net income, adjusted for costs that did not involve cash flows for the period, of $15.0 million, in addition to changes in operating assets and liabilities that resulted in a cash outflow of $54.5 million for the period, an amount that was primarily attributable to increases in accounts receivable and inventories, partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $5.1 million for the three months ended March 31, 2009, and consisted of $4.2 million for the acquisition of VR Laser and $0.9 million of capital expenditures. Net cash used in investing activities was $2.7 million for the three months ended March 31, 2008, and consisted primarily of $2.8 million of purchases of assets. For the three months ended March 31, 2008, the most significant internal capital project was the expansion of our New Orleans Plates and Shapes facility.

Net cash used in financing activities was $117.0 million for the three months ended March 31, 2009, which represented net repayments on the ABL facility. Net cash provided by financing activities was $47.6 million for the three months ended March 31, 2008, and consisted primarily of net borrowings on the ABL facility of $53.5 million, partially offset by dividends paid to Metals USA Holdings of $5.0 million.

Adjusted EBITDA

EBITDA represents net income before interest, income taxes, depreciation and amortization. Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes) is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized (or in the case of the indentures, expected) future cost savings directly related to prior acquisitions. EBITDA and Adjusted EBITDA are not defined terms under GAAP. Neither

EBITDA nor Adjusted EBITDA should be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flow as a measure of liquidity. There are material limitations associated with making the adjustments to our earnings to calculate EBITDA and Adjusted EBITDA and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, EBITDA and Adjusted EBITDA do not include:

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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2009	2008
	(dollars in millions)
Net income	$(20.6)	$9.6
Depreciation and amortization(1)	5.2	6.6
Interest expense	12.4	15.6
Provision for income taxes	(12.5)	6.1
Other (income) expense	(0.1)	(0.1)

EBITDA	(15.6)	37.8
Covenant defined adjustments:
Facilities closure(2)	0.4	1.9
Stock options and grant expense(3)	0.1	0.3
Management fees(4)	0.3	0.3

Adjusted EBITDA(5)	$(14.8)	$40.3

Fixed charge coverage ratio numerator(6)	$142.5	$114.3
Fixed charge coverage ratio denominator(6)	$131.5	$75.2
Fixed charge coverage ratio(6)	1.08	1.52

(1)	Includes depreciation for Building Products that is included in cost of sales.

(2)	This amount represents charges in the Building Products Group for severance costs incurred in the first quarter of 2009 and the closure of five facilities during the first quarter of 2008.
(3)	Non-cash stock option and stock grant expense.
(4)	Includes accrued expenses related to the management agreement we have with Apollo.
(5)	As defined by the loan and security agreement governing the ABL facility. Given the wide variety of capital structures used to finance working capital in our industry, we believe that Adjusted EBITDA is a useful tool in addition to net income to evaluate our financial condition.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility, and calculated based on the most recent period of four consecutive fiscal quarters.

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

During September 2008, we borrowed approximately $160.0 million on the ABL facility in response to concerns about credit markets. As of March 31, 2009, we had $324.3 million of eligible collateral, $251.0 million in outstanding advances, $15.1 million in open letters of credit and $58.2 million of additional borrowing capacity. As of March 31, 2009, we had $95.6 million of available cash and cash equivalents.

At May 12, 2009, we had $283.1 million of eligible collateral, $209.5 million in outstanding advances, $15.1 million in open letters of credit and $58.5 million of additional borrowing capacity. As of May 12, 2009, we had approximately $64.7 million of available cash and cash equivalents.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 1.19%, respectively, as of March 31, 2009.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of March 31, 2009, our FCCR was 1.08.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the three months ended March 31, 2009 amounted to $0.8 million of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no component of these gains and losses was excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $5.8 million at March 31, 2009, with $3.1 million classified as accrued liabilities and $2.7 million classified as other long-term liabilities in the consolidated balance sheet.

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

Under the indenture governing the Metals USA Notes, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “Covenant Compliance” below.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2009.

From time to time, depending upon market, pricing and other conditions, as well on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

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

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2009 (remaining nine months)	$16.7	$18.2
2010	$20.5	$22.5
2011	$23.9	$25.9
2012	$18.9	$20.4

Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7 million, $8.4 million, $8.1 million, $6.5 million and $6.6 million, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $58.3 million as of March 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of March 31, 2009. As of March 31, 2009, Flag Intermediate had $95.6 million of available cash and cash equivalents.

Covenant compliance

Our FCCR as defined by the ABL facility is calculated based on a numerator consisting of Adjusted EBITDA less cash taxes and capital expenditures and a denominator consisting of interest expense and certain distributions, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of March 31, 2009, our FCCR was 1.08. As of March 31, 2009, we had $58.2 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

As of March 31, 2009, we were in compliance with all of the debt covenants including those of the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes. Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $58.3 million as of March 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of March 31, 2009. As of March 31, 2009, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $155.3 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at March 31, 2009.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. The effective date of this statement was November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R

(revised 2007), “Business Combinations” (“SFAS 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting FSP SFAS 142-3. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the three months ended March 31, 2009, we have included the statement’s expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of SFAS 141R in connection with the acquisition of VR Laser during the first quarter of 2009. The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. Nonfinancial assets and liabilities that the Company measures at fair value on a non-recurring basis consist primarily of property and equipment, goodwill, and intangible assets, which are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of March 31, 2009, outstanding borrowings under the ABL facility were $251.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the three months ended March 31, 2009, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.8 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the three months ended March 31, 2009, amounted to $0.8 million of additional interest expense. These gains and losses effectively offset changes in the cost of the Company’s hedged exposure, and no amount of such gains and losses resulted from hedge ineffectiveness, nor was any component of these gains and losses excluded from the Company’s assessment of hedge effectiveness. The fair value of the Company’s interest rate swaps was $5.8 million at March 31, 2009, with $3.1 million classified as accrued liabilities and $2.7 million classified as other long-term liabilities in the consolidated balance sheet.

$275.0 million aggregate principal amount of Metals USA Notes were outstanding at March 31, 2009, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At May  8, 2009, the Metals USA Notes were traded at approximately 72% of face value, based on quoted market prices.

ITEM  4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Flag Intermediate and Metals USA, of the effectiveness of our disclosure controls and procedures (as defined pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on that evaluation, the CEO and CFO of Flag Intermediate and Metals USA have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In the first quarter of 2009, an error was discovered in the calculation of the FCCR for the year ended December 31, 2008. As a result, the FCCR for the year ended December 31, 2008 was incorrectly reported as 2.91, rather than 1.43. The Company was in compliance with all debt covenants as of December 31, 2008, and the calculation error had no effect on the Company’s compliance with any debt covenants as of December 31, 2008, nor did it in any way affect the Company’s interest rates with respect to borrowings utilizing the ABL facility.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 15, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 15, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated May 15, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 15, 2009, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 15, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 15, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated May 15, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 15, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: May 15, 2009	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: May 15, 2009	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer