Form 10-K
period 2009-12-31
METALS USA INC; Flag Intermediate Holdings CORP
filed 2010-02-12
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 333-132918

FLAG INTERMEDIATE HOLDINGS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3779375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices)	(Zip Code)

Commission File Number 1-13123

METALS USA, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 202-4000

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s common stock. As of February 12, 2010, 100 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1.A “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2010;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

On May 18, 2005, Metals USA Holdings Corp., a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate and Flag Acquisition conducted no operations during the period from May 9, 2005 (date of inception) to November 30, 2005. As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Metals USA Holdings was formed by Apollo Management V L.P., (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”). Investment funds associated with Apollo own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

Flag Intermediate and its wholly owned subsidiary, Metals USA, are referred to collectively herein as the “Company” or “Successor Company” and Metals USA prior to the Merger is referred to as the “Predecessor Company.”

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals and manufactured metal components. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Operating 34 facilities comprising almost 4.6 million square feet of industrial space, our metal service center business sold more than 900 thousand tons of metal products in 2009. We sell our products and services to a diverse customer base and broad range of end markets, including the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries, among several others, throughout the United States. We strive to earn a margin over the cost of metal. Management’s strategy, manifested through organic growth initiatives and our acquisitions of Port City, Lynch Metals, and Philadelphia Plate, focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

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

Segment Information

Our product groups are led by members of our senior management teams, who, on average, have over 27 years of experience and are supported by finance, purchasing and sales and marketing staff. This product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment,” Note 13 to our consolidated financial statements for the year ended December 31, 2009 included elsewhere in this report.

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

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users and other customers. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 92% of our 2009 net sales.

Plates and Shapes Group. The Plates and Shapes Group processes and sells steel plates and structural beams, bars, angles and tubes. We believe we are one of the largest distributors of steel plates and structural beams in the United States. In 2009, we sold approximately 485 thousand tons of products through 20 metal service centers located primarily in the southern and eastern regions of the United States. Our metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include burning, blasting and painting (the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer), tee-splitting (the cutting of metal beams along the length to form separate pieces), cambering (the bending of structural shapes to improve load-bearing capabilities), leveling (the flattening of metals to uniform tolerances for proper machining), cutting, sawing, punching, drilling, beveling, surface grinding, braking (bending), shearing and cutting-to-length (the cutting of metals into pieces and along the width of a coil to create sheets or plates). We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers who require these products and services are primarily in the fabrication, commercial construction, machinery and equipment, land and marine transportation, and energy industries. Because our metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. In May 2006, we completed the acquisition of Port City, a higher value-added plate facility located in Tulsa, Oklahoma, which has bolstered our presence in the construction and oil-field services sectors. More recently in February 2009, we acquired substantially all of the operating assets of VR Laser, a metal processor of carbon plate products located in Philadelphia, PA, which has expanded our presence in the northeast region of the United States and augmented our presence in the marine and defense sectors.

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group processes and sells flat rolled carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes through 14 metal service centers located primarily in the mid-western and southern regions of the United States. We sold approximately 435 thousand tons of these products in 2009 split approximately 60% and 40% between ferrous products and non-ferrous products, respectively. Substantially all of the products from this group that are sold undergo value-added processing prior to shipment to our customers. These processing services include precision blanking (the process in which metal is cut into precise two-dimensional shapes), slitting (the cutting of coiled metals to specified widths along the length of the coil), shearing and cutting-to-length, punching and leveling. We sell our products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. In July 2007, we acquired Lynch Metals, a metal service center business that provides additional value-added, specialized aluminum products to customers who are predominantly manufacturers of air/heat transfer products specifically focused on aerospace, industrial and automotive applications.

Industry Overview. Metal service centers and processors purchase approximately 35% of all the metals used in the U.S. and Canada and play an important intermediary role between the production mills and the end-users. Over the last several years primary metal producers have consolidated and focused on optimizing throughput and operating efficiencies of their production facilities. This has expanded the demand for metal service centers and processors to perform value-added services for end-users. As a result of the industry consolidation, most end-users cannot obtain processed products directly from primary metals producers, and therefore, over 300,000 OEMs, contractors and fabricators nationwide rely on metal service centers for their primary supply of metal products and services. End-users generally buy metal products and services from metal service centers on a margin over the base cost of the metal. When customers require additional processing or specific services, value-added metal service centers, including ours, earn an additional premium margin for the value-added processing elements they perform on base metal prior to delivering it to end-users.

OEMs and other end-users have also recognized the economic advantages associated with outsourcing their customized metals processing needs, which include (1) permitting end-users to reduce total production costs by shifting the responsibility of pre-production processing to metal service centers and (2) allowing OEMs and end-users to reduce inventories and focus on realizing value from additional inventory management measures. These supply-chain services, which are not normally provided by primary metals producers, enable end-users to reduce input costs, decrease inventory and equipment capital requirements and save time, labor and other expenses.

We believe that long-term growth opportunities for metal service centers will continue to expand as both primary metal producers and end-users increasingly seek to have their metal processing and inventory management requirements met by value-added metal service centers. Although the service center industry remains fragmented with approximately 1,200 companies competing in North America, we believe larger and financially flexible companies, like ours, enjoy significant advantages over smaller companies such as obtaining higher discounts associated with volume purchases, servicing customers with operations in multiple locations, offering a broader range of products and services and utilizing more sophisticated information systems.

The metals production and distribution industries have experienced an increase in demand for steel and other metals in recent years driven largely by new market development in China, Brazil, India, Russia and Eastern Europe. Through the first half of 2008, demand growth outpaced supply inputs creating upward cost pressure on commodity inputs such as ores, energy and transportation. In early 2008, global steel prices were at record highs.

United States steel production has remained relatively constant from 2003 through 2008, averaging approximately 106 million tons annually. The global financial crisis that started during the second half of 2008 has caused a significant reduction in the consumption of steel world-wide (excluding China). In the United States, domestic steel production has declined by almost half to approximately 64 million tons in 2009. Similar volume declines occurred in virtually all developed economies. Service centers, distributors, and the rest of the supply chain have responded by aggressively reducing inventories. By August 2009, service center industry-based inventory metrics reported lowest-ever inventory levels during the 32 years that this data has been collected. Since then, inventories have remained low. Consequently, domestic steel producers reported operating levels below 50 percent capacity utilization during 2009.

Steel pricing dropped during the first six months of 2009 as steel producers continually reduced prices in the face of shrinking order backlogs. Since late June 2009, prices have been trending upwards as signs indicated an increase in global demand for steel and raw material inputs (however, there can be no guarantee this trend will continue). Domestic demand also benefited from the government’s “Cash for Clunkers” program. We believe we have seen a modestly improving trend in our order inquiry activity during the latter half of 2009 and it appears, with the exception of non-residential construction, that steel demand may be entering a slow recovery stage (however, there can be no guarantee that it is entering a slow recovery stage). Even in a historically low demand environment, we believe rising price trends are sustainable if producers generate product commensurate with demand. The impact from federal stimulus legislation has not yet had a meaningful impact on the industry as actual spending continues to work through governmental channels. We believe that stimulus spending should have a meaningful impact on 2010 steel consumption and, in combination with basic economic recovery, domestic steel consumption should experience a year over year increase.

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Eighteen of our 34 metal service center facilities have International Standards Organization, or “ISO”, 9002 certification.

Building Products Group

Overview. The Building Products Group manufactures and sells roofing and patio products. We generally sell these products through a network of independent distributors and home improvement contractors. Our roofing products business manufactures and sells a high performance roofing product consisting of a pressed and stone-coated steel panel that mimics the appearance of traditional shake and tile roofing. Our roofing product is well suited for all areas subject to threats of high winds, fires and hail storms. In May 2006, we acquired Duraloc Roofing Systems, Ltd., a Canadian-based competitor which we have re-branded as Allmet Roofing Products. This acquisition provided us with manufacturing capabilities on both the east and west coasts of North America. Our patio products business manufactures and sells building components used primarily for the erection of residential shade structures such as patio covers and enclosures. With facilities located throughout the southern and western regions of the United States, we believe we are one of only a few suppliers of patio products with national scale.

Notwithstanding recent conditions in the United States housing sector, we believe some signs, such as increases in sales of new and existing homes, indicate an improving outlook for the housing sector. Moreover, we believe that factors including an historically low interest rate environment and an aging American housing stock are generating significant pent-up demand for remodeling that should manifest itself when the housing sector rebounds (however, there can be no guarantee that demand for remodeling will increase or the timing of any such rebound). We believe that these factors support a strong long-term outlook for residential remodeling as a cost-effective alternative to new housing construction.

Raw Materials and Supply

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

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., Arcelor Mittal, AK Steel, North American Stainless, Steel Dynamics, and Gerdau Ameristeel. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

Steel producers have been undergoing rapid consolidation over the past five years. U.S. Steel, Nucor Corp. and Arcelor Mittal have acquired several of their domestic competitors, and international integrated producers have merged and consolidated operations. The result of this trend will be fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 14% of our net sales in 2009.

Competition

We are engaged in a highly fragmented and competitive industry. The United States and Canadian metal service center industry generated approximately $153 billion in 2008 revenues from approximately 1,200 different companies. Based on 2008 revenues the top 100 competitors represent approximately 47% of industry revenue. Metals USA is ranked ninth among this group based on 2008 revenues.

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

We believe that we are in substantial compliance with all applicable environmental and workplace health and safety laws and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet such requirements. However, some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed on the CERCLA National Priority List. CERCLA establishes joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. We are not currently subject to any claims or notices with respect to clean-up or remediation under CERCLA or similar laws for contamination at our leased or owned properties or at any off-site location. However, we cannot rule out the possibility that we could be notified of such claims in the future. It is also possible that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws.

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

Employees

As of December 31, 2009, we employed approximately 1,700 persons. As of December 31, 2009, approximately 166, or approximately 10% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to seven collective-bargaining agreements. Five expire in 2010, one expires in 2011, and one expires in 2013. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2010.

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

Safety

Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus and emphasis on safety in the workplace. Our safety program includes regular weekly or monthly field safety meetings and training sessions to teach proper safety procedures. A comprehensive “best practices” safety program which has been implemented throughout our operations ensures that all employees comply with our safety standards, as well as those established by our insurance carriers, and federal, state and local laws and regulations. This program is led by the corporate office, with the assistance of each of our product group presidents, executive officers and industry consultants with expertise in workplace safety. We have experienced improvements in our safety record in four of the last five years. Furthermore, our annual bonus plan for our Chief Executive Officer, officers and managers is tied directly in part to our safety record.

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2009.

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

Foreign Operations

We do not have any material long-term assets or customer relationships outside of the United States. We have no material foreign operations or subsidiaries.

Research and Development

We do not incur material expenses in research and development activities but do participate in various research and development programs. We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, http://www.metalsusa.com., as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., 2400 E. Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following are some of the potential risk factors that could cause our actual results to differ materially from those projected in any forward-looking statements. You should carefully consider the risk factors set forth below, as well as other information contained in this document, when evaluating your investments in our securities. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our business, financial condition, results of operations and cash flows are heavily affected by changing metal prices (which we believe are currently increasing but which may not continue).

Metals costs typically represent approximately 75% of our net sales. Metals costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices (which we believe are currently increasing but which may not continue) also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns (which we believe we are currently experiencing) because the demand for our products is cyclical. We believe demand for our products is currently in the lower end of the cycle, although conditions have steadily improved throughout the latter half of 2009.

Many of our products are used in businesses that are, to varying degrees, cyclical and have historically experienced periodic downturns due to economic conditions, energy prices, consumer demand and other factors beyond our control. These economic and industry downturns have been characterized by diminished product demand, excess capacity and, in some cases, lower average selling prices for our products. The recent economic downturn and uncertainty about current global economic conditions pose risks as businesses in one or more of the markets that we serve, or consumers in one or more of the end-markets that our customers serve, may postpone purchases in response to tighter credit, negative financial news and/or declines in asset values, which could have a material adverse effect on the demand for our products and services and on our financial condition, results of operations or cash flows. Additionally, as an increasing amount of our customers relocate their manufacturing facilities outside of the United States, we may not be able to maintain our level of sales to those customers.

More recently, the decline in steel prices resulting from weakened demand and an oversupply of steel throughout the supply chain during the latter half of 2008 and first half of 2009 have contributed to a significant decline in steel product shipments from metals service centers in the U.S in year-over-year comparisons. Reduced demand in a number of our markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our customers sell their products abroad, and some of our suppliers buy feedstock abroad. As a result, our business is affected by general economic conditions and other factors outside the United States, primarily in Europe and Asia. Our suppliers’ access to metal, and therefore our access to metal, is additionally affected by such conditions and factors. Similarly, the demand for our customers’ products, and therefore our products, is affected by such conditions and factors. These conditions and factors include enhanced imbalances in the world’s iron ore, coal and steel industries, a downturn in world economies, increases in interest rates, unfavorable currency fluctuations or a slowdown in the key industries served by our customers. In addition, demand for the products of our Building Products Group has been and is expected to continue to be adversely affected if the current state of the housing market continues to contract, since the results of that group depend on a strong residential remodeling industry, which in turn has been historically driven by an expansion in the broader housing market and relatively high consumer confidence.

We rely on metal suppliers in our business and purchase a significant amount of metal from a limited number of suppliers and termination of one or more of our relationships with any of them could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2009, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with either of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

In addition, the domestic metals production industry has experienced consolidation in recent years. Further consolidation could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us, which could make it more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial condition, results of operations or cash flows. Consolidation could also result in price increases for the metal that we purchase. Such price increases could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were not able to pass these price increases on to our customers.

Intense competition in our fragmented industry could adversely affect our profitability.

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. The United States and Canadian metal service center industry generated $153 billion in sales from approximately 1,200 participants in 2008. Based on 2008 revenues the top 100 competitors represent approximately 47% of industry revenue. Metals USA is ranked ninth among this group based on 2008 revenues. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our ability to retain our key employees is critical to the success of our business, and failure to do so may adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on the services of our Chief Executive Officer and other members of our senior management team to remain competitive in our industry. We may not be able to retain or replace one or more of these key employees, we may suffer an extended interruption in one or more of their services or we may lose the services of one or more of these key employees entirely. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. See “Management—Management Agreements with Metals USA and Related Stock Option Grants from Metals USA Holdings.” Other than a life insurance policy maintained by us on our Chief Executive Officer, for which we are the beneficiary, we do not maintain any life insurance policies for our key employees. If any of our key employees were not able to dedicate adequate time to our business, due to personal or other factors, if we lose or suffer an extended interruption in the services of any of our key employees or if any of our key employees were to terminate their employment it could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

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

Our operations are subject to extensive regulations governing waste disposal, air and water emissions, the handling of hazardous substances, remediation, workplace exposure and other environmental matters. Some of the properties we own or lease are located in areas with a history of heavy industrial use, and are near sites listed for clean up under the Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as “CERCLA.” See “Business—Government Regulation and Environmental Matters.” CERCLA established joint and several responsibility for clean-up without regard to fault for persons who have arranged for disposal of hazardous substances at sites that have become contaminated and for persons who own or operate contaminated facilities. We have a number of properties located in or near industrial or light industrial use areas; accordingly, these properties may have been contaminated by pollutants which would have migrated from neighboring facilities or have been deposited by prior occupants. Some of our properties are affected by contamination from leaks and drips of cutting oils and similar materials. The costs of clean-ups to date have not been material. It is possible that we could be notified of such claims in the future. See “Business—Government Regulation and Environmental Matters.” It is also possible that we could be identified by the Environmental

Protection Agency, a state agency or one or more third parties as a potentially responsible party under CERCLA or under analogous state laws. If so, we could incur substantial costs related to such claims, which could decrease our net cash flows and adversely affect our profitability.

Adverse developments in our relationship with our unionized employees could adversely affect our business.

As of December 31, 2009, approximately 166 of our employees (approximately 10%) at various sites were members of unions. We are currently a party to seven collective-bargaining agreements. Five expire in 2010, one expires in 2011 and one expires in 2013. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

Our historical financial information is not comparable to our current financial condition, results of operations and cash flows because of our use of purchase accounting in connection with the Merger (which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values) and the acquisitions of Port City, Lynch Metals and Allmet.

It may be difficult for you to compare both our historical and future results to our results for the fiscal year ended December 31, 2009. The Merger was accounted for utilizing purchase accounting, which resulted in a new valuation for the assets and liabilities of Metals USA to their fair values. This new basis of accounting began on November 30, 2005. In addition, the acquisition of Port City and Dura-loc Roofing Systems Limited, subsequently renamed Allmet, which we refer to as “Allmet” (collectively, which we refer to as the “2006 Acquisitions”), and the acquisition of Lynch Metals were, and we expect future acquisitions will be, also accounted for using purchase accounting and, therefore, similar limitations regarding comparability of historical and subsequent results could arise. Under the purchase method of accounting, the operating results of each of the acquired businesses, including the 2006 Acquisitions and Lynch Metals, are included in our financial statements only from the date of the acquisitions. As a result, amounts presented in the consolidated financial statements and footnotes may not be comparable with those of prior periods.

We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We intend to continue to pursue our acquisition strategy, and we generally target one to two “bolt-on” acquisitions per year that will enhance our metal service center strategy. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, they may be larger than our historical targets. The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. We regularly evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition, we may incur debt or issue equity, both of which could be materially greater amounts than in connection with prior acquisitions. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could have an adverse effect on our business, financial condition, results of operations and cash flows, include:

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. The Metals USA Notes, the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2010 and subsequent years. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2009, our total indebtedness was $307.2 million. We also had an additional $122.9 million available for borrowing under the ABL facility as of that date, but because our fixed charge coverage ratio (which is a measure of financial performance used to determine covenant compliance as defined by our debt agreements) (the “FCCR”) was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. As of December 31, 2009, we had $307.0 million of indebtedness outstanding under the ABL facility, the Metals USA Notes, and an Industrial Revenue Bond, which we refer to as “IRB,” and $0.2 million of junior indebtedness outstanding.

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

Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. We are currently not able to satisfy certain negative covenants in our debt agreements that place a limitation on the incurrence of additional indebtedness.

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

The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined by the applicable indenture). The covenants in the indentures require us to have an adjusted EBITDA to fixed charge ratio (measured on a trailing four-quarter basis and calculated differently from the FCCR as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are not able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indentures.

As of December 31, 2009, our FCCR was 0.42. As of December 31, 2009 we had $122.9 million of additional borrowing capacity under the ABL facility, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. Should borrowing availability under the ABL facility fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis.

The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR calculated for the three immediately preceding months. Our FCCR as of December 31, 2009, as calculated for the purpose of determining the marginal rates related to borrowings under the ABL facility, will result in a higher marginal rate on a portion of our future borrowings under the ABL facility, although the impact on the weighted average facility rate will not be material.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

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

For a more detailed description on the limitations on our ability to incur additional indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities” and “Description of Certain Indebtedness.”

Despite our substantial indebtedness, we may still be able to incur significantly more indebtedness which could have a material adverse effect on our business, financial condition or results of operations.

The terms of the Metals USA Notes indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2009, we had approximately $122.9 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. However, because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. In addition, the Metals USA Notes indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our substantial leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2009, we had approximately $80.7 million of floating rate debt under the ABL facility and the IRB. We also had an additional $122.9 million available for borrowing under the ABL facility as of December 31, 2009, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2009 interest expense under the ABL facility and the IRB by approximately $0.8 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. As of December 31, 2009, we had $75.0 million of outstanding advances on the ABL facility, which represented approximately 24% of our total indebtedness, that were hedged under interest rate swap agreements. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

As of December 31, 2009, we operated 20 metal service centers in the Plates and Shapes Group and 14 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 20 sales centers.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2009

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
Northeast Plates and Shapes	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Newark, New Jersey	81,000	Owned
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	Philadelphia, Pennsylvania	109,000	Leased
	York, Pennsylvania	109,000	Owned
South Central Plates and Shapes	Enid, Oklahoma	112,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Muskogee, Oklahoma(1)	229,000	Owned
	Cedar Hill, Texas	150,000	Owned
Mid-Atlantic Plates and Shapes	Oakwood, Georgia	206,000	Owned
	Greensboro, North Carolina	180,000	Owned
Ohio Valley Plates and Shapes	Canton, Ohio	110,000	Owned
	Ambridge, Pennsylvania	200,000	Leased
Southeast Plates and Shapes	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Columbus, Mississippi	45,000	Owned
Southwest Plates and Shapes	Hayward, California	64,000	Leased

Flat Rolled and Non-Ferrous Group:
	Anaheim, California	22,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Wichita, Kansas	43,000	Leased
	Walker, Michigan	50,000	Owned
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Mesquite, Texas	55,000	Leased
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased

	Location	Square Footage	Owned/ Leased
Building Products Group:
Sales Centers	Birmingham, Alabama	12,000	Leased
	Phoenix, Arizona	111,000	Leased
	Hayward, California	24,000	Leased
	Ontario, California	28,000	Leased
	Jacksonville, Florida	24,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Stone Mountain, Georgia	14,000	Leased
	Louisville, Kentucky	22,000	Leased
	Kansas City, Missouri	16,000	Leased
	Las Vegas, Nevada	133,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	Weslaco, Texas	21,000	Leased
	Salt Lake City, Utah	23,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Leased
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

Administrative Locations:
Corporate Headquarters	Fort Lauderdale, Florida	4,500	Leased
Corporate Administration	Houston, Texas	13,000	Leased
Building Products Group	Houston, Texas	13,000	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	This facility is subject to liens with respect to specific debt obligations, including IRBs.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Investment funds associated with Apollo own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management. Accordingly, the Company’s common stock is not traded on any stock exchange and has no established public trading market.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009. In addition, under the most restrictive covenants of the loan and security agreement governing the ABL facility, the maximum amount of dividends that could be paid at December 31, 2009 was $68.2 million (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 to the Consolidated Financial Statements). No dividends were paid from Flag Intermediate to Metals USA Holdings during 2009. In 2008, Flag Intermediate paid dividends to Metals USA Holdings aggregating $87.5 million. In 2007, Flag Intermediate paid dividends to Metals USA Holdings aggregating $18.1 million. In 2006, Flag Intermediate paid dividends to Metals USA Holdings aggregating $25.0 million.

In addition, Flag Intermediate intends to provide funds to its parent company sufficient to enable Metals USA Holdings to satisfy its obligations arising from the 2007 Notes issued in July 2007. Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay (1) interest entirely in cash or (2) PIK Interest, or (3) Partial PIK Interest. Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in the second year of the issuance of the 2007 Notes, by 0.50% to 6.50% in the third year of the issuance of the 2007 Notes, and by 0.75% to 6.75% in the fourth year of the issuance of the 2007 Notes. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2010	$11.6	$12.9
2011	$13.7	$14.9
2012	$11.8	$12.7

Flag Intermediate provided funds to Metals USA Holdings to fund the initial five quarterly interest payments on the 2007 Notes, which were paid on October 1, 2007, January 2, 2008, April 1, 2008, July 1, 2008, and October 1, 2008 and which totaled $7.7 million, $8.4 million, $8.1 million, $6.5 million and $6.6 million, respectively.

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. Metals USA Holdings has continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6 million, the July 1, 2009 PIK Interest payment amounted to $3.8 million, the October 1, 2009 PIK Interest payment amounted to $3.5 million and the January 1, 2010 PIK Interest payment amounted to $3.1 million. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

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

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2007, and as of December 31, 2008 and for the year ended December 31, 2008, and as of December 31, 2009, and for the year then ended December 31, 2009, for the Successor Company have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The Successor Company had no assets and conducted no operations from May 9, 2005 (date of inception) to November 30, 2005. The selected historical consolidated financial data for the period from January 1, 2005 to November 30, 2005 for the Predecessor Company, and as of December 31, 2005, and for the period from May 9, 2005 to December 31, 2005, and as of December 31, 2006 for the Successor Company presented in this table have been derived from our Predecessor Company’s and Successor Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Predecessor Company	Successor Company
	Period from January 1, 2005 through November 30, 2005	Period from May 9, 2005 (date of inception) through December 31, 2005	Years Ended December 31,
			2006	2007	2008	2009
	(in millions)
Statements of Operations Data:
Net Sales	$1,522.1	$116.9	$1,802.9	$1,845.3	$2,156.2	$1,098.7
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in Operating Expenses below)	1,189.3	92.5	1,371.8	1,418.8	1,612.9	890.1
Operating expenses(1)(2)	250.7	23.5	312.1	313.0	336.3	230.7

Operating income (loss)	82.1	0.9	119.0	113.5	207.0	(22.1)
Interest expense	12.0	4.1	54.1	57.6	54.5	44.9
Gain on extinguishment of debt	—	—	—	—	—	(13.6)
Other (income) expense, net	(0.1)	—	(0.5)	—	(0.2)	0.3

Income (loss) before income taxes	70.2	(3.2)	65.4	55.9	152.7	(53.7)
Provision (benefit) for income taxes	26.7	(1.2)	25.9	19.3	59.3	(18.0)

Net income (loss)	$43.5	$(2.0)	$39.5	$36.6	$93.4	$(35.7)

	Years Ended December 31,
	2005(3)	2006	2007	2008	2009
	(in millions)
Balance Sheet Data:
Working Capital	$453.3	$572.9	$511.9	$635.3	$276.3
Total assets	795.3	981.9	951.1	1,010.9	619.2
Long-term debt, less current portion	472.9	610.1	563.1	648.9	307.1
Stockholder’s equity	132.0	147.6	167.6	175.4	141.1

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

Overview

On November 30, 2005, Flag Acquisition, a wholly-owned subsidiary of Flag Intermediate, merged with and into Metals USA, with Metals USA being the surviving corporation. The Merger was consummated pursuant to an agreement and plan of merger by and among Metals USA, Metals USA Holdings and Flag Acquisition. As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Flag Intermediate has no assets other than its investment in Metals USA, conducts no operations and is a guarantor of both the ABL facility and the Metals USA Notes. Immediately prior to the closing date of the Merger, all outstanding shares of our common stock were cancelled in exchange for a cash payment of $22.00 per share of such common stock. Investment funds associated with Apollo V own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by members of our management.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2009, approximately 92% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Industry Trends

Metals Service Centers

United States steel production has remained relatively constant from 2003 through 2008, averaging approximately 106 million tons annually. The global financial crisis that started during the second half of 2008 has caused a significant reduction in the consumption of steel world-wide (excluding China). In the United States, domestic steel production has declined by almost half to approximately 64 million tons in 2009. Similar volume declines occurred in virtually all developed economies. Service centers, distributors, and the rest of the supply chain have responded by aggressively reducing inventories. By August 2009, service center industry-based inventory metrics reported lowest-ever inventory levels during the 32 years that this data has been collected. Since then, inventories have remained low. Consequently, domestic steel producers reported operating levels below 50 percent capacity utilization during 2009.

Steel pricing dropped during the first six months of 2009 as steel producers continually reduced prices in the face of shrinking order backlogs. Since late June 2009, prices have been trending upwards as signs indicated an increase in global demand for steel and raw material inputs (however, there can be no guarantee this trend will continue). Domestic demand also benefited from the government’s “Cash for Clunkers” program. We believe we have seen a modestly improving trend in our order inquiry activity during the latter half of 2009 and it appears, with the exception of non-residential construction, that steel demand may be entering a slow recovery stage (however, there can be no guarantee that it is entering a slow recovery stage). Even in a historically low demand environment, we believe rising price trends are sustainable if producers generate product commensurate with demand. The impact from federal stimulus legislation has not yet had a meaningful impact on the industry as actual spending continues to work through governmental channels. We believe that stimulus spending should have a meaningful impact on 2010 steel consumption and, in combination with basic economic recovery, domestic steel consumption should experience a year over year increase. The timing of the effect that further price trends will have on the domestic steel market is difficult to predict, and any number of political or general economic factors could cause prices to decline.

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

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2009	%	2008	%	2007	%
	(in millions, except percentages)
Net sales	$1,098.7	100.0%	$2,156.2	100.0%	$1,845.3	100.0%
Cost of sales	890.1	81.0%	1,612.9	74.8%	1,418.8	76.9%
Operating and delivery	126.7	11.5%	186.1	8.6%	178.4	9.7%
Selling, general and administrative	85.1	7.7%	126.2	5.9%	112.2	6.1%
Depreciation and amortization	18.9	1.7%	21.3	1.0%	22.1	1.2%
(Gain) loss on sale of property and equipment	—	—	(2.4)	-0.1%	0.1	0.0%
Impairment of assets	—	—	5.1	0.2%	0.2	0.0%

Operating income (loss)	(22.1)	-2.0%	207.0	9.6%	113.5	6.2%
Interest expense	44.9	4.1%	54.5	2.5%	57.6	3.1%
(Gain) loss on debt extinguishment	(13.6)	-1.2%	—	—	—	—
Other (income) expense, net	0.3	0.0%	(0.2)	0.0%	—	—

Income (loss) before income taxes	$(53.7)	-4.9%	$152.7	7.1%	$55.9	3.0%

Results of Operations—Year Ended December 31, 2009 Compared to 2008

Net sales. Net sales decreased $1,057.5 million, or 49.0%, from $2,156.2 million for the year ended December 31, 2008 to $1,098.7 million for the year ended December 31, 2009. The decrease was primarily attributable to a 36.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 22.5% decrease in average realized prices. The decrease in volumes for our metal service center businesses was due to an abrupt slowdown in demand in our end-use markets, as the global recession significantly reduced shipment levels to virtually all of the sectors that we serve. Weak demand caused prices for many grades of steel to fall substantially, as steel producers in North America reduced prices and cut production to adjust to the lower order levels. During the year ended December 31, 2009, steel product shipments from metals service centers in the U.S. declined approximately 36% in year-over-year comparisons, according to data from the Metals Service Center Institute. Net sales decreased $32.8 million for our Building Products Group, driven by continued weakness in residential remodeling and the overall housing markets.

Cost of sales. Cost of sales decreased $722.8 million, or 44.8%, from $1,612.9 million for the year ended December 31, 2008, to $890.1 million for the year ended December 31, 2009. The decrease was primarily attributable to a 36.1% decrease in volumes for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 15.1% decrease in the average cost per ton for our metals service center businesses. Cost of sales decreased $28.0 million for our Building Products Group. We recorded $53.4 million of write-downs during the year ended December 31, 2009, as compared to $6.8 million of write-downs during the year ended December 31, 2008, for inventory lower of cost or market adjustments in our metal service center businesses as a result of price decreases and weak demand for steel products discussed above. Inventory tonnage on hand as of December 31, 2009 was 33.9% less than at December 31, 2008. Cost of sales as a percentage of net sales increased from 74.8% for the year ended December 31, 2008 to 81.0% for the year ended December 31, 2009. Steel prices have generally increased modestly during the latter half of 2009, and we expect this trend to continue as the overall economy improves (however, there can be no guarantee that this trend will continue).

Operating and delivery. Operating and delivery expenses decreased $59.4 million, or 31.9%, from $186.1 million for the year ended December 31, 2008 to $126.7 million for the year ended December 31, 2009. The decrease was a result of lower variable costs associated with decreased shipments. As a percentage of net sales, operating and delivery expenses increased from 8.6% for the year ended December 31, 2008 to 11.5% for the year ended December 31, 2009.

Selling, general and administrative. Selling, general and administrative expenses decreased $41.1 million, or 32.6%, from $126.2 million for the year ended December 31, 2008 to $85.1 million for the year ended December 31, 2009. Lower variable costs of $21.1 million associated with decreased incentive compensation, in addition to lower salaries of $8.6 million achieved in connection with cost reduction initiatives, were the primary contributors to the period-over-period decrease. As a percentage of net sales, selling, general and administrative expenses increased from 5.9% for the year ended December 31, 2008 to 7.7% for the year ended December 31, 2009.

Depreciation and amortization. Depreciation and amortization expense decreased $2.4 million, or 11.3%, from $21.3 million for the year ended December 31, 2008 to $18.9 million for the year ended December 31, 2009. The decrease was primarily due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) decreased $229.1 million, or 110.7%, from operating income of $207.0 million for the year ended December 31, 2008 to an operating loss of $22.1 million for the year ended December 31, 2009. The decrease was primarily a result of the decrease in net sales discussed above. As a percentage of net sales, operating income (loss) decreased from 9.6% for the year ended December 31, 2008 to (2.0%) for the year ended December 31, 2009.

Interest expense. Interest expense decreased $9.6 million, or 17.6%, from $54.5 million for the year ended December 31, 2008 to $44.9 million for the year ended December 31, 2009. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates on our ABL facility, as well as debt extinguishments on the Metals USA Notes. The weighted average outstanding balance on our ABL facility decreased from $384.1 million for the year ended December 31, 2008 to $180.1 million for the same period of 2009. The weighted average facility rate decreased from 4.31% for the year ended December 31, 2008 to 2.95% for the year ended December 31, 2009. In addition, we repurchased $48.7 million face value of the Metals USA Notes in the open market during the year ended December 31, 2009.

Gain on debt extinguishment. During the year ended December 31, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Results of Operations—Year Ended December 31, 2008 Compared to 2007

Net sales. Net sales increased $310.9 million, or 16.8%, from $1,845.3 million for the year ended December 31, 2007 to $2,156.2 million for the year ended December 31, 2008. Results of operations for Lynch

Metals, which closed in July 2007, were included for the entire year ended December 31, 2008, and as a result, accounted for $17.2 million of increased sales for the year. The remaining increase of $293.7 million was primarily attributable to an 19.3% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a net sales decrease of $26.4 million for our Building Products Group. In early 2008 global steel prices were at record highs, which contributed to the increase in average realized prices for our metal service center businesses in 2008 compared to 2007. Average selling prices began to decrease during the fourth quarter of 2008 due to lower customer demand and significant mill price reductions.

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

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped(1)
2009:
Plates and Shapes	$523.0	47.6%	$537.8	48.0%	$(14.8)	67.0%	$3.3	485
Flat Rolled and Non-Ferrous	490.7	44.7%	474.2	42.3%	16.5	-74.7%	0.5	435
Building Products	93.2	8.5%	97.1	8.7%	(3.9)	17.6%	—	—
Corporate and other	(8.2)	-0.7%	11.7	1.0%	(19.9)	90.0%	0.3	(7)

Total	$1,098.7	100.0%	$1,120.8	100.0%	$(22.1)	100.0%	$4.1	913

2008:
Plates and Shapes	$1,161.2	53.9%	$990.5	50.8%	$170.7	82.5%	$8.6	837
Flat Rolled and Non-Ferrous	882.9	40.9%	804.7	41.3%	78.2	37.8%	2.2	601
Building Products	126.0	5.8%	135.1	6.9%	(9.1)	-4.4%	0.7	—
Corporate and other	(13.9)	-0.6%	18.9	1.0%	(32.8)	-15.8%	0.7	(10)

Total	$2,156.2	100.0%	$1,949.2	100.0%	$207.0	100.0%	$12.2	1,428

2007:
Plates and Shapes	$889.7	48.2%	$796.9	46.0%	$92.8	81.8%	$16.6	826
Flat Rolled and Non-Ferrous	817.7	44.3%	767.6	44.3%	50.1	44.1%	2.9	614
Building Products	152.4	8.3%	152.7	8.8%	(0.3)	-0.3%	1.6	—
Corporate and other	(14.5)	-0.8%	14.6	0.8%	(29.1)	-25.6%	0.4	(11)

Total	$1,845.3	100.0%	$1,731.8	100.0%	$113.5	100.0%	$21.5	1,429

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2009 Compared to 2008

Plates and Shapes. Net sales decreased $638.2 million, or 55.0%, from $1,161.2 million for the year ended December 31, 2008 to $523.0 million for the year ended December 31, 2009. The decrease was primarily attributable to a 42.1% decrease in shipments, in addition to a 22.3% decrease in average realized prices for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Operating costs and expenses decreased $452.7 million, or 45.7%, from $990.5 million for the year ended December 31, 2008 to $537.8 million for the year ended December 31, 2009. The decrease was primarily attributable to a 42.1% decrease in shipments for the year ended December 31, 2009 compared to the year ended December 31, 2008. This segment recorded a $43.9 million write-down for inventory lower of cost or market adjustments during the year ended December 31, 2009.

Operating income (loss) decreased by $185.5 million, or 108.7%, from operating income of $170.7 million for the year ended December 31, 2008 to operating loss of $14.8 million for the year ended December 31, 2009. The decrease primarily resulted from lower net sales which were driven by a decrease in shipments, in addition to the charges incurred to write-down the segment’s inventories for the year ended December 31, 2009. Operating income (loss) as a percentage of net sales was (2.8%) for the year ended December 31, 2009 compared to 14.7% for the year ended December 31, 2008.

Flat Rolled and Non-Ferrous. Net sales decreased $392.2 million, or 44.4%, from $882.9 million for the year ended December 31, 2008 to $490.7 million for the year ended December 31, 2009. The decrease was primarily attributable to a 27.6% decrease in shipments, in addition to a 23.2% decrease in average realized prices, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Sales of non-ferrous metals accounted for 40% of the segment’s sales product mix during 2009, compared to 41% during 2008.

Operating costs and expenses decreased $330.5 million, or 41.1%, from $804.7 million for the year ended December 31, 2008 to $474.2 million for the year ended December 31, 2009. The decrease was primarily attributable to a decrease in shipments of 27.6% in addition to a decrease in the average cost per ton of 21.6%. This segment recorded a $9.5 million write-down for inventory lower of cost or market adjustments during 2009. Operating costs and expenses as a percentage of net sales increased from 91.1% for the year ended December 31, 2008 to 96.6% for the year ended December 31, 2009.

Operating income decreased by $61.7 million, or 78.9%, from $78.2 million for the year ended December 31, 2008 to $16.5 million for the year ended December 31, 2009. The decrease was primarily attributable to the decrease in sales discussed above, which were a primarily a function of lower shipments. Operating income as a percentage of net sales decreased from 8.9% for the year ended December 31, 2008 to 3.4% for the year ended December 31, 2009.

Building Products. Net sales decreased $32.8 million, or 26.0%, from $126.0 million for the year ended December 31, 2008 to $93.2 million for the year ended December 31, 2009. Softness in the residential remodeling market continued to produce period-over-period net sales decreases for our Building Products Group.

Operating costs and expenses decreased 38.0 million, or 28.1%, from $135.1 million for the year ended December 31, 2008 to $97.1 million for the year ended December 31, 2009. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, in addition to certain initiatives the segment has taken in response to the downturn in the housing and remodeling markets. Management has continued to focus on cost reduction in order to mitigate the impact of lower operating levels resulting from the market downturn. Operating costs and expenses as a percentage of net sales decreased from 107.2% for the year ended December 31, 2008 to 104.2% for the year ended December 31, 2009.

Operating loss decreased by $5.2 million, or 57.1%, from $9.1 million for the year ended December 31, 2008 to $3.9 million for the year ended December 31, 2009. The decrease was primarily attributable to lower operating costs, which decreased at a rate greater than the decline in sales discussed above. Operating loss as a percentage of net sales decreased from 7.2% for the year ended December 31, 2008 to 4.2% for the year ended December 31, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $13.5 million, or 40.4%, from $33.4 million for the year ended December 31, 2008 to $19.9 million for the year ended December 31, 2009. Lower variable costs of $4.5 million associated with decreased incentive compensation were the primary component of the decrease. Other cost reductions included $1.4 million of lower professional and consulting fees, and $1.0 million of lower costs attributable to employee benefit modifications.

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

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2009, we had $75.0 million drawn on the ABL facility, our borrowing availability was $122.9 million of which we could only borrow $77.9 million because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, and we had cash of $5.5 million. Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At February 5, 2010, we had $78.0 million drawn on the ABL facility, our borrowing availability was $125.8 million and we had cash of $5.3 million.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2009, our long-term debt consisted of $75.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, an IRB with $5.7 million principal amount outstanding and $0.1 million in vendor financing and purchase money notes. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) decreased from $635.3 million at December 31, 2008 to $276.3 million at December 31, 2009.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early- payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added business opportunities that we can acquire at reasonable prices. We intend to use cash flows from operations and excess cash available under the ABL facility to fund future investments.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8—“Financial Statements and Supplementary Data.”

Year Ended December 31, 2009

During the year ended December 31, 2009, net cash provided by operating activities was $248.9 million. This amount was primarily attributable to decreases in accounts receivable and inventories. Changes in working capital during 2009 reflect the change in the business environment that began during the fourth quarter of 2008, when we began reducing inventory purchases as a result of weaker demand and declining prices. Our accounts receivable decreased due to lower sales levels in 2009.

Net cash used in investing activities was $7.8 million for the year ended December 31, 2009, and consisted of proceeds from sales of assets of $0.5 million offset by $4.1 million of capital expenditures and $4.2 million for the acquisition of VR Laser. For the year ended December 31, 2009, the most significant internal capital projects were expansion of our plate processing machinery and equipment at our Tulsa, Oklahoma and York, Pennsylvania Plates and Shapes facilities.

Net cash used in financing activities was $328.6 million for the year ended December 31, 2009, and consisted primarily of net repayments on the ABL facility of $293.0 million, in addition to repayments of other long-term debt of $35.6 million.

Year Ended December 31, 2008

During the year ended December 31, 2008, net cash provided by operating activities was $92.0 million. Through the first three quarters of 2008, we generated significant profits as global steel prices rose to record highs. Our increased profitability was the primary contributor to our cash flow from operations for 2008. During the fourth quarter of 2008, we began to decrease our inventories in response to slackening demand and decreasing prices. Our fourth quarter 2008 reduction in working capital also contributed to cash flow from operations for the year.

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

Year Ended December 31, 2007

During the year ended December 31, 2007, net cash provided by operating activities was $126.8 million. This amount was primarily attributable to reductions in working capital in connection with our inventory management, which seeks to optimize the cost tradeoff between holding inventory and incurring shortages.

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

Covenant Compliance

Adjusted EBITDA

Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes) is defined as EBITDA further adjusted to exclude certain non-cash and non-recurring items. Adjusted EBITDA is not a defined term under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of December 31, 2009, our borrowing availability under the ABL facility was

$122.9 million, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Although the indenture governing the Metals USA Notes also contains covenants that restrict our ability to incur indebtedness and pay dividends based on our FCCR, the definition and application of the FCCR contained in the indenture differ from the definition and application of the FCCR in the ABL facility in that the numerator of the FCCR as defined in the indenture does not include cash income taxes or non-financed capital expenditures and the denominator of the FCCR as defined in the indenture does not include the sum of certain distributions paid in cash and scheduled principal reductions on debt, and separate FCCRs are required under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities.”

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of December 31, 2009, our FCCR was 0.42. As of December 31, 2009, we had $122.9 million of additional borrowing capacity under the ABL facility, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million.

The indenture governing the Metals USA Notes contain covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined adjusted EBITDA to fixed charge coverage and consolidated total debt ratios (each, as defined). The covenants in the indenture require us to have an adjusted EBITDA to fixed charge coverage ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are not able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indenture.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, adjusted EBITDA and net cash provided by operating activities:

	Years Ended December 31,
	2009	2008	2007
	(in millions, except ratios)
Net income (loss)	$(35.7)	$93.4	$36.6
Depreciation and amortization(1)	21.2	23.6	23.7
Interest expense	44.9	54.5	57.6
(Gain) loss on extinguishment of debt	(13.6)	—	—
Provision (benefit) for income taxes	(18.0)	59.3	19.3
Other (income) expense	0.3	(0.2)	—

EBITDA	(0.9)	230.6	137.2
Covenant defined adjustments:
Stock options and grant expense(2)	0.4	1.1	4.8
Facilities closure(3)	2.1	4.0	0.7
Pension withdrawal liability(4)	—	—	2.0
Management fees and other costs(5)	1.2	1.9	1.5
Impairment of assets(6)	—	5.1	—

Adjusted EBITDA(7)	2.8	242.7	146.2
(Gain) loss on sale of property and equipment	—	(2.4)	0.1
Provision for bad debts	2.9	3.1	1.7
Amortization of debt issuance costs	3.5	3.2	2.7
Deferred income taxes	4.2	(3.1)	(3.7)
Interest expense	(44.9)	(54.5)	(57.6)
Provision for income taxes	18.0	(59.3)	(19.3)
Other income (expense)	(0.3)	0.2	—
Facilities closure	(2.1)	(4.0)	(0.7)
Pension withdrawal liability	—	—	(2.0)
Management fees and other costs	(1.2)	(1.9)	(1.5)
Other	—	—	0.2
Changes in assets and liabilities	266.0	(32.0)	60.7

Net cash provided by operating activities	$248.9	$92.0	$126.8

Fixed charge coverage ratio numerator(7)	$15.8	$197.9	$103.2
Fixed charge coverage ratio denominator(7)	$37.6	$68.1	$78.6
FCCR(7)	0.42	2.91	1.31

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Non-cash stock option and stock grant expense.
(3)	This amount represents charges for the closure of nine facilities in our Building Products Group and one facility in our Plates and Shapes Group during 2009, six facilities in our Building Products Group during 2008 and three facilities in our Building Products Group during 2007.
(4)	This amount represents expenses incurred in connection with the withdrawal of two of our operating facilities from a multi-employer pension fund.
(5)	Primarily represents expenses related to the management agreement we have with Apollo.
(6)	This amount represents non-cash impairment charges related to goodwill and customer list intangible assets associated with our Building Products Group.
(7)	These amounts represent the Fixed Charge Coverage Ratio (“FCCR”) numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

As of December 31, 2009, we had $211.9 million of eligible collateral, $75.0 million in outstanding advances, $14.0 million in open letters of credit and $122.9 million of additional borrowing capacity, but because our FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9 million. As of December 31, 2009, we had $5.5 million of cash.

At February 5, 2010, we had $217.8 million of eligible collateral, $78.0 million in outstanding advances, $14.0 million in open letters of credit and $125.8 million of additional borrowing capacity. As of February 5, 2010, we had approximately $5.3 million of cash.

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

Interest Rate and Fees. Interest is calculated based upon a margin (established within a specific pricing grid for loans utilizing Tranche A Commitments) over reference rates. The marginal rates vary with our financial performance as measured by the FCCR. The FCCR is determined by dividing (i) the sum of adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the three immediately preceding fiscal periods.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.251%, respectively, as of December 31, 2009.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of December 31, 2009, our FCCR was 0.42.

Additionally, payments of management and consulting fees are limited to the greater of $3.0 million or 3% of adjusted EBITDA (as defined in the loan and security agreement governing the ABL facility) provided borrowing availability equals at least $25.0 million. Further, distributions in respect of capital stock are limited to the payment of up to $25.0 million, plus $5.0 million for each full fiscal quarter (with any amount not used in any fiscal quarter being permitted to be used in succeeding fiscal quarters), plus 50% of cumulative consolidated net income or, if a loss, minus 100% of the amount thereof, plus 100% of the aggregate net proceeds received by us from certain sales and issuances of capital stock or from certain capital contributions, of dividends in any fiscal quarter provided that borrowing availability is greater than or equal to $50.0 million and the FCCR is at least 1.0 to 1.0.

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility on amounts in excess of $15.0 million would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment.

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2009 amounted to $6.8 million of additional interest expense, consisting of $4.8 million of settlements and $2.0 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $5.8 million at December 31, 2009, with $4.4 million classified as accrued liabilities and $1.4 million classified as other long-term liabilities in the consolidated balance sheet.

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

Under the indenture governing the Metals USA Notes, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful. The indenture governing the Metals USA Notes contains the covenants described under “—Covenant Compliance” above.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2009.

During the year ended December 31, 2009, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) on debt extinguishment.

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

Metals USA Holdings must make an election regarding whether interest payments on the 2007 Notes will be made in cash or through PIK Interest prior to the start of the applicable interest period. Metals USA Holdings may elect to pay (1) interest entirely in cash or (2) PIK Interest, or (3) Partial PIK Interest. Cash interest on the 2007 Notes will accrue at a rate per annum, reset quarterly, equal to LIBOR plus a spread of 6.00%, which increases by 0.25% to 6.25% in the second year of the issuance of the 2007 Notes, by 0.50% to 6.50% in the third year of the issuance of the 2007 Notes, and by 0.75% to 6.75% in the fourth year of the issuance of the 2007 Notes. In the event PIK Interest is paid on the 2007 Notes after the first four interest periods, the then-applicable margin over LIBOR on the 2007 Notes would increase by 0.75% for each period in which PIK Interest is paid. If Metals USA Holdings elects to pay any PIK Interest, Metals USA Holdings will increase the principal amount on the 2007 Notes or issue new 2007 Notes in an amount equal to the amount of PIK Interest for the applicable interest payment period to holders of the 2007 Notes on the relevant record date. Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1.

Although the 2007 Notes are not recorded on the Company’s balance sheet, Flag Intermediate plans to provide funds to service the 2007 Notes to Metals USA Holdings as reflected in the following table. Estimated interest was calculated using a 3-month LIBOR forward curve, with the initial spread and increases to the initial spread for the applicable periods as discussed above.

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2010	$11.6	$12.9
2011	$13.7	$14.9
2012	$11.8	$12.7

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

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2 million. Metals USA Holdings has continued to make PIK Interest payments subsequent to January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6 million, the July 1, 2009 PIK Interest payment amounted to $3.8 million, the October 1, 2009 PIK Interest payment amounted to $3.5 million and the January 1, 2010 PIK Interest payment amounted to $3.1 million. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless Metals USA Holdings elects otherwise not later than the commencement of an interest period.

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $68.2 million as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

Restricted Payments

Both the loan and security agreement governing the ABL facility and the indentures governing the Metals USA Notes and the 2007 Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $68.2 million as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009. As of December 31, 2009, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $141.1 million of total stockholder’s equity.

We believe the cash flow from operations, supplemented by the cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2009.

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

Our future contractual obligations as of December 31, 2009 include the following:

	Total	For the Fiscal Years Ended December 31,
		2010	2011	2012	2013	2014	Beyond
				(in millions)
ABL facility(1)	$75.0	$—	$75.0	$—	$—	$—	$—
Purchase Orders	99.3	99.3	—	—	—	—	—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes).	377.5	25.2	25.2	25.2	25.2	25.2	251.5
IRB(2)	5.7	—	—	—	—	—	5.7
Other obligations(3)	7.5	0.7	0.7	0.6	0.6	0.6	4.3
Operating lease obligations	55.1	14.9	13.0	8.0	5.5	4.3	9.4

Total	$620.1	$140.1	$113.9	$33.8	$31.3	$30.1	$270.9

(1)

The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary with our financial performance as measured by the fixed charge coverage ratio. The applicable base rate and the effective LIBOR rate were 3.25% and .251%, respectively, on December 31, 2009.
(2)	The amounts stated do not include interest costs. The interest rate assessed on the IRB varies from month to month based on an index of mutual bonds, which was 0.44% on December 31, 2009.
(3)	Consists of junior indebtedness of approximately $0.2 million and a multiemployer pension fund withdrawal liability of approximately $7.3 million. Excludes payments for unrecognized tax benefits. Based on the contingent and uncertain nature of our liability for unrecognized tax benefits, we are unable to make an estimate of the period of potential settlement, if any, with respective taxing authorities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

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

Inventories. Inventories are stated at the lower of cost or market. We conduct a lower of cost or market inventory valuation annually as of December 31 or more frequently if circumstances indicate potential write-downs. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. We regularly review inventory on hand and record adjustments for damaged and slow-moving inventory based on historical and current sales trends. Changes in product demand and our customer base may affect the value of inventory on hand which may require higher provisions for slow-moving inventory.

Adjustments made for damaged and slow-moving inventory often relate to improved information not previously available. Uncertainties with respect to adjustments for damaged and slow-moving inventory are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory may not be similar to past experience.

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the year ended December 31, 2009, we have included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of December 31, 2009, outstanding borrowings under the ABL facility were $75.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2009, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.8 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the year ended December 31, 2009 amounted to $6.8 million of additional interest expense, consisting of $4.8 million of settlements and $2.0 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $5.8 million at December 31, 2009, with $4.4 million classified as accrued liabilities and $1.4 million classified as other long-term liabilities in the consolidated balance sheet.

$226.3 million aggregate principal amount of Metals USA Notes were outstanding at December 31, 2009, with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At January 29, 2010, the Metals USA Notes were traded at approximately 103.50% of face value, based on quoted market prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flag Intermediate Holdings Corporation

We have audited the accompanying consolidated balance sheets of Flag Intermediate Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 12, 2010

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash	$5.5	$93.0
Accounts receivable, net of allowance of $6.3 and $8.8, respectively	124.8	189.3
Inventories	216.0	422.6
Deferred income tax asset	14.5	23.6
Prepayments and other	6.5	6.5

Total current assets	367.3	735.0
Property and equipment, net	183.4	190.1
Assets held for sale	—	1.8
Intangible assets, net	8.4	13.6
Goodwill	45.6	49.9
Other assets	14.5	20.5

Total assets	$619.2	$1,010.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$56.3	$47.2
Accrued liabilities	34.6	50.9
Current portion of long-term debt	0.1	1.6

Total current liabilities	91.0	99.7
Long-term debt, less current portion	307.1	648.9
Deferred income tax liability	56.9	62.2
Other long-term liabilities	23.1	24.7

Total liabilities	478.1	835.5

Commitments and contingencies
Stockholder’s Equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	125.7	126.9
Retained earnings	15.8	51.5
Accumulated other comprehensive loss	(0.4)	(3.0)

Total stockholder’s equity	141.1	175.4

Total liabilities and stockholder’s equity	$619.2	$1,010.9

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Years Ended December 31,
	2009	2008	2007
Net Sales	$1,098.7	$2,156.2	$1,845.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	890.1	1,612.9	1,418.8
Operating and delivery	126.7	186.1	178.4
Selling, general and administrative	85.1	126.2	112.2
Depreciation and amortization	18.9	21.3	22.1
(Gain) loss on sale of property and equipment	—	(2.4)	0.1
Impairment of assets	—	5.1	0.2

Operating income (loss)	(22.1)	207.0	113.5
Other (income) expense:
Interest expense	44.9	54.5	57.6
Gain on extinguishment of debt	(13.6)	—	—
Other (income) expense, net	0.3	(0.2)	—

Income (loss) before income taxes	(53.7)	152.7	55.9
Provision (benefit) for income taxes	(18.0)	59.3	19.3

Net income	$(35.7)	$93.4	$36.6

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2009	2008	2007
Common Stock ($.01 Par)
Balance at beginning and end of period	$—	$—	$—

Additional Capital
Balance at beginning of period	$126.9	$121.3	$118.0
Stock-based compensation	0.4	0.4	4.1
Deferred compensation	—	—	(0.9)
Dividends paid	—	—	—
Other	(1.6)	5.2	0.1

Balance at end of period	$125.7	$126.9	$121.3

Retained Earnings (Deficit)
Balance at beginning of period	$51.5	$45.6	$30.2
Net income (loss)	(35.7)	93.4	36.6
Dividends paid	—	(87.5)	(18.1)
Cumulative effect of adoption of new accounting principle	—	—	(3.1)

Balance at end of period	$15.8	$51.5	$45.6

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$0.7	$(1.1)	$1.3
Deferred hedging gains (losses)	1.7	(2.4)	—
Deferred securities valuation gains (losses)	0.2	(0.2)	—

Other comprehensive income (loss), net of deferred income taxes	2.6	(3.7)	1.3
Accumulated other comprehensive income (loss) at beginning of period	(3.0)	0.7	(0.6)

Accumulated other comprehensive income (loss) at end of period	$(0.4)	$(3.0)	$0.7

Comprehensive Income (Loss)
Net income (loss)	$(35.7)	$93.4	$36.6
Other comprehensive income (loss)	2.6	(3.7)	1.3

Total comprehensive income (loss)	$(33.1)	$89.7	$37.9

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(35.7)	$93.4	$36.6
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of property and equipment	—	(2.4)	0.1
Impairment of assets	—	5.1	0.2
Provision for bad debts	2.9	3.1	1.7
Depreciation and amortization	21.2	23.6	23.7
(Gain) loss on extinguishment of debt	(13.6)	—	—
Amortization of debt issuance costs	3.5	3.2	2.7
Deferred income taxes	4.2	(3.1)	(3.7)
Stock-based compensation	0.4	1.1	4.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	61.6	0.9	21.6
Inventories	206.6	(12.8)	41.7
Prepayments and other	—	0.4	0.4
Accounts payable and accrued liabilities	(5.3)	(28.7)	(6.4)
Other	3.1	8.2	3.4

Net cash provided by operations	248.9	92.0	126.8

Cash flows from investing activities:
Sale of assets	0.5	9.5	1.2
Purchases of assets	(4.1)	(12.2)	(21.5)
Port City Metal Services contingent earn-out payment	—	(5.0)	—
Acquisition costs, net of cash acquired	(4.2)	—	(38.2)

Net cash used in investing activities	(7.8)	(7.7)	(58.5)

Cash flows from financing activities:
Borrowings on ABL facility	119.0	1,056.0	574.5
Repayments on ABL facility	(412.0)	(968.5)	(623.0)
Repayments of long-term debt	(35.6)	(2.4)	(0.7)
Deferred financing costs	—	(2.5)	(1.6)
Dividends paid	—	(87.5)	(18.1)

Net cash (used in) provided by financing activities	(328.6)	(4.9)	(68.9)

Net (decrease) increase in cash	(87.5)	79.4	(0.6)
Cash, beginning of period	93.0	13.6	14.2

Cash, end of period	$5.5	$93.0	$13.6

Supplemental Cash Flow Information:
Cash paid for interest	$37.0	$48.6	$54.5

Cash paid for income taxes	$3.7	$32.8	$22.0

Cash (received) for income taxes	$(20.0)	$(0.6)	$(0.1)

Investments in property, plant and equipment not paid	$0.2	$0.9	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Organization and Significant Accounting Policies

Description of the Business

On May 18, 2005, Metals USA Holdings Corp., a Delaware corporation (“Metals USA Holdings”), and its wholly owned subsidiary, Flag Acquisition Corporation, a Delaware corporation (“Flag Acquisition”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Metals USA, Inc. (“Metals USA”). On November 30, 2005, Flag Acquisition, then a wholly owned subsidiary of Flag Intermediate Holdings Corporation (“Flag Intermediate”) merged with and into Metals USA (the “Merger”), with Metals USA being the surviving corporation. Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company.” Metals USA prior to the Merger is referred to herein as the “Predecessor Company.”

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2009, approximately 92% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Subsequent Events—In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 12, 2010.

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

Inventories—Inventories are stated at the lower of cost or market. We conduct a lower of cost or market inventory valuation annually as of December 31 or more frequently if circumstances indicate potential write-downs. Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in first-out method of accounting. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions.

Valuation and qualifying accounts—We provide reserves for accounts receivable and inventory. The reserves for these accounts for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Balance at Beginning of Period	Amount Charged to Expense	Utilization of Reserve	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$8.8	$2.9	$(5.4)	$6.3
Inventory valuation allowance	7.4	1.6	(2.6)	$6.4

Year Ended December 31, 2008:
Allowance for doubtful accounts	$8.3	$3.1	$(2.6)	$8.8
Inventory valuation allowance	6.0	2.2	(0.8)	$7.4

Year Ended December 31, 2007:
Allowance for doubtful accounts	$8.4	$1.7	$(1.8)	$8.3
Inventory valuation allowance	5.9	1.0	(0.9)	$6.0

Financial Derivatives—We use financial derivatives to mitigate the Company’s exposure to volatility in interest rates. The Company hedges only exposures in the ordinary course of business. The Company accounts for its derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“ASC 815”), which requires all derivatives to be carried on the balance sheet at fair value and meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a statement of operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in cost for the underlying exposure. Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2009, all have remaining terms of approximately two years or less.

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

Property and equipment—Property and equipment is stated at cost, and depreciation is computed using the straight-line method, net of estimated salvage values, over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures which extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Interest rate swaps	$5.8	$—	$5.8	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The estimated fair value of the Company’s debt at December 31, 2008 excludes an amount for the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) due to the global tightening of credit conditions, which would have made a hypothetical bank refinancing unlikely as of that date. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2009 and December 31, 2008 was $298.2 and $168.1, respectively.

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

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss), net of tax as of December 31 are summarized below.

`	December 31,
	2009	2008
Foreign currency translation	$0.3	$(0.4)
Deferred hedging gains (losses)	(0.7)	(2.4)
Deferred securities valuation gains (losses)	—	(0.2)

Accumulated other comprehensive income (loss), net of tax	$(0.4)	$(3.0)

Our foreign currency translation gains and losses relate to our Canadian subsidiary, Allmet. Unrealized losses on marketable securities of $0.2 which were deferred as of December 31, 2008 were recognized in earnings during the year ended December 31, 2009. See Note 6 for details of hedging gains and losses recognized in earnings which had been previously deferred in Accumulated Other Comprehensive Income (Loss).

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

Delivery expense totaled $32.8, $50.8, and $46.8 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the year ended December 31, 2009, we have included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

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

Lynch Metals Acquisition

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

Pro Forma Results

The following unaudited pro forma information presents the Company’s consolidated results of operations for the year ended December 31, 2007 as if the Lynch Metals acquisition had occurred on January 1, 2007:

Year Ended December 31, 2007
Revenues	$1,860.9
Net income	37.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

3. Inventories

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials—
Plates and Shapes	$111.0	$254.8
Flat Rolled and Non-Ferrous	70.2	111.7
Building Products	5.1	10.9

Total raw materials	186.3	377.4

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	19.2	29.2
Building Products	10.5	16.0

Total work-in-process and finished goods	29.7	45.2

Total inventories	$216.0	$422.6

We recorded write-downs of $53.4 and $6.8 for inventory lower of cost or market adjustments during the years ended December 31, 2009 and 2008, respectively, in our metals service center business.

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2009	2008
Land	—	$10.5	$10.5
Buildings and improvements	3-40 years	71.5	71.1
Machinery and equipment	2-25 years	151.5	142.3
Automobiles and trucks	3-10 years	2.6	3.3
Construction in progress	—	0.5	1.7

Total property and equipment		236.6	228.9
Less: Accumulated depreciation		(53.2)	(38.8)

Total property and equipment, net		$183.4	$190.1

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $13.7, $12.8 and $11.7, respectively.

5. Intangible Assets

The fair value of identifiable intangible assets was determined based on valuation appraisals. The valuation methodology used was the income approach, which developed discounted cash flows based on the future benefits expected to be derived from the assets. We are amortizing customer lists over five years using an accelerated amortization method which approximates their estimated useful lives. We are amortizing the Lynch Metals trade name on a straight-line basis over fifteen years.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2009	2008
Customer lists	$40.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(35.2)	(30.4)

	$5.6	$10.4

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.5)	(0.3)

	$2.8	$3.0

Patents	$0.6	$0.6
Less: Accumulated amortization	(0.6)	(0.5)

	$—	$0.1

Aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007 was $5.2, $8.5 and $10.4, respectively. In addition, we recognized a $0.9 impairment charge in the fourth quarter of 2008 in connection with the write-off of customer list intangible assets associated with the Patio Division of our building products business, which reduced the cost basis of such assets as of December 31, 2008.

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

In April 2009, we repaid outstanding borrowings on our ABL facility such that the outstanding balance on the ABL facility was less than the $250.0 notional amount associated with our series of interest rate swap agreements. In connection with the debt repayment, we removed the cash flow hedge designation from a portion

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

of our interest rate swaps. As a result of the removal of the cash flow hedge designation, we reclassified into earnings $1.7 of cumulative net losses associated with the derivative contract in other comprehensive income (loss) (“OCI”), a component of stockholders’ deficit, during the second quarter of 2009. The underlying derivative instrument will not expire until April 15, 2011, and all subsequent changes in the fair value of this instrument will be prospectively recognized in earnings.

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the cash flow hedge designation from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we discontinued prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. The amounts expected to be reclassified into earnings over the next twelve months amounted to $0.6 as of December 31, 2009. All subsequent changes in the fair value of these instruments will be prospectively recognized in earnings.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at December 31, 2009.

Derivatives designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31,
		2009	2008	2009	2008
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1.8
	Other long-term liabilities	—	—	—	4.8

Total derivatives designated as hedging instruments under ASC 815		$—	$—	$—	$6.6

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	Accrued liabilities	$—	$—	$4.4	$—
	Other long-term liabilities	—	—	1.4	—

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$5.8	$—

Total derivatives		$—	$—	$5.8	$6.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the years ended December 31, 2009 and 2008. Effective gains and losses had been deferred in OCI and recognized simultaneously with the impact of cost changes in the underlying transactions. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Years Ended December 31,
	2009	2008	2009	2008	2009	2008
Interest rate swaps	$3.4	$(3.8)	$(2.7)	$0.1	$—	$(0.2)

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Years Ended December 31,
	2009	2008
Interest rate swaps	$(4.1)	$(2.4)

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

7. Other Assets

Other assets consist of the following:

	December 31,
	2009	2008
Deferred financing costs	$5.3	$8.0
Deferred debt offering costs	4.3	6.1
Deferred management fees	3.7	4.9
Other	1.2	1.5

Total other assets	$14.5	$20.5

The Company did not incur any additional deferred financing costs during 2009. Deferred financing costs incurred for the years ended December 31, 2008 and 2007 were $2.5, and $1.6, respectively. Amortization of debt issuance costs for the years ended December 31, 2009, 2008 and 2007 were $3.5, $3.2, and $2.7, respectively. For the year ended December 31, 2009, $1.0 of deferred debt issuance costs were accelerated in connection with the extinguishment of debt during the period.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued salaries and employee benefits	$9.9	$19.3
Accrued taxes, other than income	2.4	3.1
Accrued interest	3.2	4.6
Accrued insurance	4.8	5.2
Accrued audit and tax fees	0.8	0.8
Accrued warranty liability	0.4	0.5
Accrued lease terminations	0.9	0.2
Accrued management fees	4.2	5.4
Accrued Merger consideration—Predecessor common shares outstanding	2.0	6.0
Current portion of interest rate swap liability	4.4	1.8
Other	1.6	4.0

Total accrued liabilities	$34.6	$50.9

9. Debt

Debt consists of the following:

	December 31,
	2009	2008
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$75.0	$368.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	275.0
Industrial Revenue Bond	5.7	5.7
Other	0.2	1.8

Total debt	307.2	650.5
Less—current portion of debt	0.1	1.6

Total long-term portion of debt	$307.1	$648.9

The weighted average interest rate under the ABL facility for the years ended December 31, 2009 and 2008 was 2.95% and 4.31%, respectively.

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

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of December 31, 2009, we had $211.9 of eligible collateral, $75.0 in outstanding advances, $14.0 in open letters of credit and $122.9 of additional borrowing capacity, but because the FCCR was less than 1.0 to 1.0 as of December 31, 2009, we could only borrow $77.9. As of December 31, 2009, we had $5.5 of cash.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of December 31, 2009, our FCCR was 0.42.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 0.251% and 3.25%, respectively, as of December 31, 2009.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes and the 2007 Notes that would provide the holders of the Metals USA Notes and the 2007 Notes with the right to demand immediate repayment. We are in compliance with all covenants as of December 31, 2009.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 6).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $5.3 as of December 31, 2009, are included in other non-current assets.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition sold $275.0 aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/ 8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2009.

During the year ended December 31, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $4.3 as of December 31, 2009, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.44% at December 31, 2009. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of December 31, 2009.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2009, are as follows:

	Years Ended December 31,
	2010	2011	2012	2013	2014	Beyond
			(in millions)
ABL facility	$—	$75.0	$—	$—	$—	$—
11 1/8 Senior Secured Notes Due 2015 (Metals USA Notes)	—	—	—	—	—	226.3
IRB	—	—	—	—	—	5.7
Other obligations	0.1	0.1	—	—	—	—

Total	$0.1	$75.1	$—	$—	$—	$232.0

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”). The 2007 Notes were issued at an initial issue price of 97% of the principal amount thereof, and the original issue discount is being amortized to interest expense over the life of the 2007 Notes. The unamortized discount at December 31, 2009 and 2008 was $2.6 and $6.3, respectively. The 2007 Notes are senior unsecured obligations that are not guaranteed by any of Metals USA Holdings’ subsidiaries. As such, the 2007 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of Metals USA Holdings’ subsidiaries.

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

On September 26, 2008, Metals USA Holdings made a permitted election under the indenture governing the 2007 Notes to pay all interest that is due on January 1, 2009, for the interest period beginning on October 1, 2008, and ending on December 31, 2008, entirely through PIK Interest. The January 1, 2009 PIK Interest payment amounted to $8.2. Metals USA Holdings has continued to make PIK Interest payments subsequent to

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

January 1, 2009. The April 1, 2009 PIK Interest payment amounted to $5.6, and the July 1 PIK Interest payment amounted to $3.8, the October 1, 2009 PIK Interest payment amounted to $3.5 and the January 1, 2010 PIK Interest payment amounted to $3.1. Metals USA Holdings must make an election regarding whether subsequent interest payments will be made in cash, through PIK Interest, or Partial PIK Interest, prior to the start of the applicable interest period. In the absence of such an election for any interest period, interest on the 2007 Notes will be payable according to the election for the previous interest period. As a result, the PIK Interest election is now the default election for future interest periods unless we elect otherwise not later than the commencement of an interest period.

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

For the Year Ending	Estimated Cash Interest Expense	Estimated PIK Interest Expense
2010	$11.6	$12.9
2011	$13.7	$14.9
2012	$11.8	$12.7

The terms of the ABL facility, as well as the indenture governing the Metals USA Notes, restrict Flag Intermediate and certain of its subsidiaries from making payments or transferring assets to Metals USA Holdings, including dividends, loans, or distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Metals USA Holdings. In the event these agreements do not permit Flag Intermediate to provide Metals USA Holdings with sufficient distributions to fund interest and principal payments on the 2007 Notes when due, Metals USA Holdings may default on the 2007 Notes unless other sources of funding are available. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $68.2 as of December 31, 2009. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of December 31, 2009.

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Current provision:
Federal	$(24.3)	$49.7	$21.8
State	2.1	12.2	1.6
Foreign	—	0.5	(0.4)

	$(22.2)	$62.4	$23.0

Deferred provision (benefit):
Federal	7.6	(2.4)	(3.2)
State	(3.4)	(0.7)	(0.5)

	4.2	(3.1)	(3.7)

Total provision (benefit)	$(18.0)	$59.3	$19.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The components of earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$(53.2)	$153.9	$57.1
Foreign	(0.5)	(1.2)	(1.2)

Earnings from continuing operations before income taxes	$(53.7)	$152.7	$55.9

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2009	2008	2007
Federal income tax at statutory rates	$(18.8)	$53.4	$19.5
State taxes, net of federal income tax benefit	(1.7)	5.9	2.1
Nondeductible expenses and other:
Valuation allowance	—	—	0.9
Revision of prior years’ tax estimates	1.4	(1.4)	(2.6)
Other	1.1	1.4	(0.6)

Total provision (benefit)	$(18.0)	$59.3	$19.3

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable and inventories	$5.2	$14.0
Accrued liabilities	7.3	8.6
Tax attributes and carry forwards	20.7	17.1
Property and equipment	6.4	7.0
Other Comprehensive Income	0.8	2.8
Other	9.9	3.3

Total deferred tax assets	50.3	52.8

Deferred tax liabilities:
Foreign DISC	(0.5)	(0.6)
Property and equipment	(78.3)	(83.4)
Intangible assets	(0.8)	2.5
Deferred Revenue	(3.0)	—
Other	(1.5)	(1.3)

Total deferred tax liabilities	(84.1)	(82.8)

Valuation allowance	(8.6)	(8.6)

Deferred tax assets (liabilities), net	$(42.4)	$(38.6)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of December 31, 2009, we recorded both federal and state current net deferred tax assets of $14.5, and we recorded both federal and state non-current deferred tax liabilities of $56.9. As of December 31, 2008, we recorded both federal and state current net deferred tax assets of $23.6, and we recorded both federal and state non-current deferred tax liabilities of $62.2

As of December 31, 2009 and 2008, we had net operating loss (“NOL”) carry forwards for U.S. federal income taxes of approximately $20.6 and $20.6, respectively, which begin to expire in 2023. Such NOLs and other tax attributes are subject to the Internal Revenue Code Section 382 related to changes in ownership from our 2002 bankruptcy reorganization and the Merger. The lowest applicable annual limitation is approximately $5.7. The NOL carry forwards are based on returns as currently filed. Our tax returns are subject to periodic audit by the various taxing jurisdictions in which we operate. These audits can result in adjustments to taxes due or adjustments to the NOLs which are available to offset future taxable income.

Effective December 1, 2005, and in conjunction with the Merger, deferred tax liabilities of $61.2 were recorded as a result of purchase price adjustments to property and equipment, as well as intangible assets and inventories. Deferred tax assets of $1.2 were recorded as a result of purchase price adjustments to accrued and other long- term liabilities. As of November 30, 2005, the Predecessor Company had tax assets related to pre-bankruptcy goodwill of $16.5. The tax benefits of goodwill amortization will be available to the Company. Under purchase accounting, we have not recorded a deferred tax asset for the future benefit of tax amortization; however, we will apply the tax benefits first as a reduction to goodwill related to the Merger (to zero), then as a reduction of non-current intangible assets related to the Merger as the benefits are realized. In the periods December 31, 2009 and 2008, goodwill was reduced by $2.1 and $1.8, respectively, in connection with the recognition of such tax benefits.

SFAS No. 109 “Accounting for Income Taxes,” which was later codified into ASC Topic 740 “Income Taxes,” (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $8.6 and $8.6 was recorded at December 31, 2009 and at December 31, 2008, respectively. There was no net change in the valuation allowance at December 31, 2009. The state NOL valuation allowance decreased by $0.1 offset by an additional valuation allowance of $0.1 recognized as a result of an increase in Canadian NOLs that we do not expect to utilize.

Unrecognized Tax Benefits

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is now codified into ASC 740, on January 1, 2007. As a result of the implementation of this accounting pronouncement, we recognized a decrease of $3.1 to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $10.8. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.2 at the date of adoption. As of December 31, 2009 and December 31, 2008, our unrecognized tax benefits totaled $8.8 and $7.1 respectively, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

A reconciliation of the opening and ending balances of the consolidated liability for unrecognized income tax benefits for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Balance at beginning of period	$8.5	$7.4
Gross increases due to tax positions in prior periods	0.1	1.7
Gross decreases due to tax positions in prior periods	(0.7)	(0.7)
Gross increases due to tax positions in current period	1.9	1.2
Gross decreases due to tax positions in current period	(0.1)	—
Gross increases due to balance sheet reclassifications	1.2	—
Decreases due to lapses of statutes of limitations	—	(1.1)

Balance at end of period	$10.9	$8.5

At December 31, 2009, unrecognized tax benefits affected the Company’s effective income tax rate by $1.2. The liability for uncertain tax benefits was further increased by $1.2 offset with an increase to deferred tax assets to properly report the gross liability for the period ended December 31, 2009. Such reclassification did not materially affect the Company’s financial condition. At December 31, 2008, unrecognized tax benefits affected the Company’s effective income tax rate and goodwill (of the Predecessor Company) by $2.3 and ($1.6), respectively. The Company accounts for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. The liability for uncertain income taxes as of December 31, 2009 and December 31, 2008 includes interest and penalties of $2.1 and $1.4, respectively. Goodwill (of the Predecessor Company) for the period ended December 31, 2008 included a decrease in interest and penalties associated with uncertain tax positions of $0.6.

Unrecognized benefits were decreased by $0.7 for a change in facts on a position taken in prior years.

11. Stockholder’s Equity

Common Stock—In accordance with its Certificate of Incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at December 31, 2009 and are owned by Metals USA Holdings.

As a result of the Merger, all of the issued and outstanding capital stock of Metals USA is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) own approximately 93% of the capital stock of Metals USA Holdings (or approximately 91% on a fully-diluted basis). The remainder of the capital stock of Metals USA Holdings is held by our management participants. See Note 16 for further information on Related Party transactions.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

12. Stock Based Compensation

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “Plan”) permits the issuance of options and restricted stock awards on Metals USA Holding’s stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, we are required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.4 and $0.4 was recorded as stock-based employee compensation during the years ended December 31, 2009 and 2008, respectively.

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

Tranche A Options

The fair value of option awards are estimated on the date of grant using a black-scholes option valuation model. Estimates of expected long-term volatilities are based on the historical volatilities of four comparable companies’ publicly traded stock, with financial characteristics similar to Metals USA Holdings, for a period that approximates the expected term of the options being valued. The historical volatilities of comparable companies were used because Metals USA Holdings’ stock is not publicly traded, and it has no historical volatility data. The volatilities were calculated by averaging the four companies’ historical volatilities over the expected term of the options through the date of the option grant. Because the Company did not have sufficient historical exercise data on which to estimate future experience, we used the simplified measure to establish the expected term of the

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

options, which is a term equal to the average of the vesting term and the contractual term. A forfeiture rate of five percent was established based on management’s expectations. The risk-free rate for periods within the expected term of the option is based on daily U.S. Treasury securities at 7-year constant maturity rates.

The weighted average grant-date fair value of Tranche A options outstanding as of December 31, 2009 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3 - 4.6%
Expected life of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2009:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.63	$4.00		555,630
Granted	1.24	15.00		10,000
Exercised	6.76	4.00		(305,232)
Canceled or expired	6.93	4.00		(20,810)

Balance, December 31, 2009	$6.38	$5.54	6.0	239,588

Vested and Exercisable as of:
December 31, 2009		$4.00	6.0	147,870

A summary of Tranche A nonvested stock options for the year ended December 31, 2009 is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2008	$6.80	178,329
Granted	1.24	10,000
Vested	6.78	(75,801)
Canceled or expired	6.93	(20,810)

Nonvested at December 31, 2009	$6.79	91,718

As of December 31, 2009, there was $0.4 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of 0.9 years.

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

The weighted average grant-date fair value of Tranche B options outstanding as of December 31, 2009 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected life of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2009:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2008	$6.92	$4.00		395,631
Granted	—	—		—
Exercised	6.92	4.00		(352,991)
Canceled or expired	6.93	4.00		(3,060)

Balance, December 31, 2009	$6.92	$4.00	5.9	39,580

Vested and Exercisable as of:
December 31, 2009		$4.00	5.9	39,580

All Tranche B stock options outstanding as of December 31, 2009 are fully vested and exercisable.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the year ended December 31, 2009, there were no shares of nonvested restricted stock outstanding.

13. Segment and Related Information

We follow the provisions of ASC Topic 280 “Segment Reporting,” which requires the utilization of a “management approach” to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by the Company’s chief operating decision maker (“CODM”) to assess performance and make operating and resource allocation decisions. Our CODM evaluates performance and allocates resources based primarily on operating income (loss). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2009:
Net sales	$523.0	$490.7	$93.2	$(8.2)	$1,098.7
Operating income (loss)	(14.8)	16.5	(3.9)	(19.9)	(22.1)
Capital expenditures	3.3	0.5	—	0.3	4.1
Depreciation and amortization(1)	9.8	6.9	2.8	1.7	21.2

Year Ended December 31, 2008:
Net sales	$1,161.2	$882.9	$126.0	$(13.9)	$2,156.2
Operating income (loss)	170.7	78.2	(9.1)	(32.8)	207.0
Capital expenditures	8.6	2.2	0.7	0.7	12.2
Depreciation and amortization(1)	9.2	7.1	2.9	4.4	23.6

Year Ended December 31, 2007:
Net sales	$889.7	$817.7	$152.4	$(14.5)	$1,845.3
Operating income (loss)	92.8	50.1	(0.3)	(29.1)	113.5
Capital expenditures	16.6	2.9	1.6	0.4	21.5
Depreciation and amortization(1)	8.9	5.5	2.3	7.0	23.7

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	December 31,
	2009	2008
Total Assets:
Plates and Shapes	$291.3	$483.3
Flat Rolled and Non-Ferrous	228.4	309.2
Building Products	43.2	62.0
Corporate and Other	56.3	156.4

Consolidated	$619.2	$1,010.9

Goodwill:
Plates and Shapes	$15.2	$15.5
Flat Rolled and Non-Ferrous	20.5	20.5
Building Products	2.1	1.8
Corporate and Other	7.8	12.1

Consolidated	$45.6	$49.9

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income (loss) before taxes and discontinued operations is shown within the Consolidated Statements of Operations and therefore is not separately presented.

We perform a goodwill impairment test annually as of December 31 or more frequently if circumstances indicate potential impairment. The December 31, 2009 review of goodwill indicated that goodwill was not impaired. Changes in goodwill for the year ended December 31, 2009 are primarily attributable to accounting for

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services, which were taxable business combinations. Goodwill recorded at the Building Products Group was increased by $0.3 for the year ended December 31, 2009 due to the effect of foreign currency.

We recognized a $4.2 charge during the year ended December 31, 2008 related to the impairment of goodwill associated with our building products business, which was recorded at the Corporate Segment. Such amount represents the cumulative goodwill impairment we have recognized on goodwill recorded in connection with the Merger, the acquisition of Port City Metal Services, the acquisition of Allmet, and the acquisition of Lynch Metals.

We recorded write-downs of $43.9 and $9.5 in our Plates and Shapes Group and Flat Rolled and Non-ferrous Groups, respectively, for inventory lower of cost or market adjustments during 2009. During the fourth quarter of 2008, we recorded write-downs of $5.8 and $1.0 in our Plates and Shapes Group and Flat Rolled and Non-Ferrous Groups, respectively, for inventory lower of cost or market adjustments.

Our areas of operations are solely in the U.S. and Canada. No geographic area is significant to the consolidated operations. Export sales were $16.6, $30.9 and $20.9 for the years ended December 31, 2009, 2008 and 2007, respectively.

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2009, 2008, and 2007, sales to any one customer did not exceed 10% of consolidated revenues.

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

The Company’s matching contributions for both plans for the years ended December 31, 2009, 2008 and 2007 were $1.0, $1.9 and $1.9, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2009 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2010	$14.9
2011	13.0
2012	8.0
2013	5.5
2014	4.3
Thereafter	9.4

Total minimum lease payments	$55.1

Rental expense for operating leases was $16.8, $16.8 and $17.8 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2009, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.3.

Letters of Credit

Letters of credit outstanding at December 31, 2009 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 9) and other letters of credit aggregating $8.2 (total letters of credit of $14.0 at December 31, 2009). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

16. Related Party Transactions

Upon completion of the Merger, Metals USA Holdings entered into a management agreement with Apollo under which Apollo or its affiliates provide us with management services. Pursuant to the agreement, Apollo receives an annual management fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. The management agreement will terminate on December 31, 2012, unless terminated earlier by Apollo. Apollo elected to waive $0.5 of the annual management fee indefinitely, but reserved the right to revoke this waiver. The payment obligation has been recorded as a current liability (see Note 8) at the present value of minimum future annual payments of $1.5. A discount rate of 6.1% was used in the determination of present value, which approximated our incremental borrowing rate at the inception of the agreement. The initial deferred management fees of $8.6 have been recorded as a non-current asset, and are being amortized on a straight-line basis over the term of the agreement. For the year ended December 31, 2009, amortization of deferred management fees was $1.5, with $1.2 and $0.3 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2008, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively. For the year ended December 31, 2007, amortization of deferred management fees was $1.6, with $1.2 and $0.4 recorded as administrative expense and interest expense, respectively.

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

17. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	2009 Quarter Ended				2008 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$245.3	$255.4	$267.8	$330.2	$456.4	$617.7	$593.1	$489.0
Operating income (loss)	5.1	12.8	(19.2)	(20.8)	7.4	85.0	83.4	31.2
Net income (loss)	(4.3)	0.1	(10.9)	(20.6)	(1.6)	41.0	44.4	9.6

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

As of December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$4.5	$0.6	$0.4	$—	$5.5
Accounts receivable	0.5	—	112.3	1.7	10.3	124.8
Inventories	—	—	214.9	1.1	—	216.0
Deferred tax asset	—	14.5	—	—	—	14.5
Prepayments and other	—	2.9	3.5	0.1	—	6.5

Total current assets	0.5	21.9	331.3	3.3	10.3	367.3
Property and equipment, net	—	1.5	179.3	2.6	—	183.4
Intangible assets, net	—	0.5	7.3	0.6	—	8.4
Goodwill	—	7.8	35.7	2.1	—	45.6
Investment in subsidiaries, net	141.1	844.3	—	—	(985.4)	—
Other assets	—	14.0	0.5	—	—	14.5

Total assets	$141.6	$890.0	$554.1	$8.6	$(975.1)	$619.2

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.3	$54.8	$0.2	$—	$56.3
Accrued liabilities	—	11.8	12.3	0.2	10.3	34.6
Current portion of long-term debt	—	—	0.1	—	—	0.1

Total current liabilities	—	13.1	67.2	0.4	10.3	91.0
Long-term debt, less current portion	—	301.3	5.8	—	—	307.1
Deferred income tax liability	—	56.9	—	—	—	56.9
Intercompany payable (receivable)	0.5	358.2	(404.3)	45.6	—	—
Other long-term liabilities	—	19.4	3.3	0.4	—	23.1

Total liabilities	0.5	748.9	(328.0)	46.4	10.3	478.1

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2009	—	—	—	—	—	—
Additional paid-in capital	125.7	125.7	705.7	23.2	(854.6)	125.7
Retained earnings	15.8	15.8	176.4	(61.4)	(130.8)	15.8
Accumulated other comprehensive loss	(0.4)	(0.4)	—	0.4	—	(0.4)

Total stockholder’s equity	141.1	141.1	882.1	(37.8)	(985.4)	141.1

Total liabilities and stockholder’s equity	$141.6	$890.0	$554.1	$8.6	$(975.1)	$619.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of December 31, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$92.5	$0.3	$0.2	$—	$93.0
Accounts receivable	—	1.0	186.2	2.1	—	189.3
Inventories	—	—	421.7	0.9	—	422.6
Deferred tax asset	—	23.6	—	—	—	23.6
Prepayments and other	—	3.7	2.7	0.1	—	6.5

Total current assets	—	120.8	610.9	3.3	—	735.0
Property and equipment, net	—	2.0	185.3	2.8	—	190.1
Assets held for sale	—	—	1.8	—	—	1.8
Intangible assets, net	—	1.6	11.0	1.0	—	13.6
Goodwill	—	12.1	36.0	1.8	—	49.9
Investment in subsidiaries, net	175.4	912.6	—	—	(1,088.0)	—
Other assets	—	19.9	0.6	—	—	20.5

Total assets	$175.4	$1,069.0	$845.6	$8.9	$(1,088.0)	$1,010.9

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.8	$45.3	$0.1	$—	$47.2
Accrued liabilities	—	31.8	18.9	0.2	—	50.9
Current portion of long-term debt	—	—	1.6	—	—	1.6

Total current liabilities	—	33.6	65.8	0.3	—	99.7
Long-term debt, less current portion	—	643.0	5.9	—	—	648.9
Deferred income tax liability	—	62.2	—	—	—	62.2
Intercompany payable (receivable)	—	133.4	(179.4)	46.0	—	—
Other long-term liabilities	—	21.4	3.1	0.2	—	24.7

Total liabilities	—	893.6	(104.6)	46.5	—	835.5

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2008	—	—	—	—	—	—
Additional paid-in capital	126.9	126.9	705.8	23.1	(855.8)	126.9
Retained earnings	51.5	51.5	244.4	(60.0)	(235.9)	51.5
Accumulated other comprehensive loss	(3.0)	(3.0)	—	(0.7)	3.7	(3.0)

Total stockholder’s equity	175.4	175.4	950.2	(37.6)	(1,088.0)	175.4

Total liabilities and stockholder’s equity	$175.4	$1,069.0	$845.6	$8.9	$(1,088.0)	$1,010.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Year Ended December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,091.1	$7.6	$—	$1,098.7
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	884.6	5.5	—	890.1
Operating and delivery	—	0.6	125.5	0.6	—	126.7
Selling, general and administrative	—	3.9	80.8	0.4	—	85.1
Depreciation and amortization	—	1.7	16.8	0.4	—	18.9

Operating income (loss)	—	(6.2)	(16.6)	0.7	—	(22.1)
Other (income) expense:
Interest expense	—	44.8	0.1	—	—	44.9
Intercompany charges	—	(54.9)	54.3	0.6	—	—
Equity in earnings of subsidiaries	35.7	71.2	—	—	(106.9)	—
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Other (income) expense, net	—	—	0.2	0.1	—	0.3

Income (loss) before income taxes	(35.7)	(53.7)	(71.2)	—	106.9	(53.7)
Provision (benefit) for income taxes	—	(18.0)	—	—	—	(18.0)

Net income (loss)	$(35.7)	$(35.7)	$(71.2)	$—	$106.9	$(35.7)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Year Ended December 31, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$2,150.1	$6.1	$—	$2,156.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,608.2	4.7	—	1,612.9
Operating and delivery	—	0.1	185.1	0.9	—	186.1
Selling, general and administrative	—	4.4	121.1	0.7	—	126.2
Depreciation and amortization	—	4.3	16.5	0.5	—	21.3
(Gain) on sale of property and equipment	—	—	(2.4)	—	—	(2.4)
Impairment of assets	—	5.1	—	—	—	5.1

Operating income	—	(13.9)	221.6	(0.7)	—	207.0
Other (income) expense:
Interest expense	—	54.1	0.4	—	—	54.5
Intercompany charges	—	(103.8)	102.8	1.0	—	—
Equity in earnings of subsidiaries	(93.4)	(116.9)	—	—	210.3	—
Other (income) expense, net	—	—	(0.3)	0.1	—	(0.2)

Income before income taxes	93.4	152.7	118.7	(1.8)	(210.3)	152.7
Provision for income taxes	—	59.3	—	—	—	59.3

Net income	$93.4	$93.4	$118.7	$(1.8)	$(210.3)	$93.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Year Ended December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,838.5	$6.8	$—	$1,845.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,414.1	4.7	—	1,418.8
Operating and delivery	—	(0.1)	177.5	1.0	—	178.4
Selling, general and administrative	—	4.4	107.2	0.6	—	112.2
Depreciation and amortization	—	6.3	15.2	0.6	—	22.1
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Impairment of assets	—	—	0.2	—	—	0.2

Operating income	—	(10.6)	124.2	(0.1)	—	113.5
Other (income) expense:
Interest expense	—	57.1	0.5	—	—	57.6
Intercompany charges	—	(54.4)	53.5	0.9	—	—
Equity in earnings of subsidiaries	(36.6)	(69.1)	—	—	105.7	—
Other (income) expense, net	—	(0.1)	—	0.1	—	—

Income before income taxes	36.6	55.9	70.2	(1.1)	(105.7)	55.9
Provision for income taxes	—	19.3	—	—	—	19.3

Net income	$36.6	$36.6	$70.2	$(1.1)	$(105.7)	$36.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Year Ended December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(35.7)	$(35.7)	$(71.2)	$—	$106.9	$(35.7)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	35.7	71.2	—	—	(106.9)	—
Provision for bad debts	—	—	2.9	—	—	2.9
Depreciation and amortization	—	1.7	19.1	0.4	—	21.2
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Amortization of debt issuance costs	—	3.5	—	—	—	3.5
Deferred income taxes	—	4.2	—	—	—	4.2
Stock-based compensation	—	0.4	—	—	—	0.4
Changes in operating assets and liabilities:
Accounts receivable	(0.5)	1.0	71.0	0.4	(10.3)	61.6
Inventories	—	—	206.8	(0.2)	—	206.6
Prepaid expenses and other	—	0.8	(0.8)	—	—	—
Accounts payable and accrued liabilities	—	(20.5)	4.8	0.1	10.3	(5.3)
Other operating, net	—	3.2	(0.4)	0.3	—	3.1

Net cash provided by (used in) operating activities	(0.5)	16.2	232.2	1.0	—	248.9

Cash flows from investing activities:
Sale of assets	—	—	0.5	—	—	0.5
Purchase of assets	—	(0.3)	(3.8)	—	—	(4.1)
Acquisition costs, net of cash acquired	—	—	(4.2)	—	—	(4.2)

Net cash used in investing activities	—	(0.3)	(7.5)	—	—	(7.8)

Cash flows from financing activities:
Borrowings on the ABL facility	—	119.0	—	—	—	119.0
Repayments on the ABL facility	—	(412.0)	—	—	—	(412.0)
Repayments of long-term debt	—	(34.1)	(1.5)	—	—	(35.6)
Net change in intercompany balances	0.5	223.2	(222.9)	(0.8)	—	—

Net cash provided by (used in) financing activities	0.5	(103.9)	(224.4)	(0.8)	—	(328.6)

Net (decrease) increase in cash	—	(88.0)	0.3	0.2	—	(87.5)
Cash, beginning of period	—	92.5	0.3	0.2	—	93.0

Cash, end of period	$—	$4.5	$0.6	$0.4	$—	$5.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Year Ended December 31, 2008	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$93.4	$93.4	$118.7	$(1.8)	$(210.3)	$93.4
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sale of property and equipment	—	—	(2.4)	—	—	(2.4)
Impairment of property and equipment	—	5.1	—	—	—	5.1
Equity in earnings of subsidiaries	(93.4)	(116.9)	—	—	210.3	—
Provision for bad debts	—	—	3.1	—	—	3.1
Depreciation and amortization	—	4.3	18.8	0.5	—	23.6
Amortization of debt issuance costs	—	3.2	—	—	—	3.2
Deferred income taxes	—	(3.1)	—	—	—	(3.1)
Stock-based compensation	—	1.1	—	—	—	1.1
Dividends received	87.5	—	—	—	(87.5)	—
Changes in operating assets and liabilities:
Accounts receivable	0.1	5.9	(4.1)	(1.0)	—	0.9
Inventories	—	—	(13.2)	0.4	—	(12.8)
Prepaid expenses and other	—	0.3	0.1	—	—	0.4
Accounts payable and accrued liabilities	(0.1)	7.3	(35.8)	(0.1)	—	(28.7)
Other operating, net	—	7.5	—	0.7	—	8.2

Net cash provided by (used in) operating activities	87.5	8.1	85.2	(1.3)	(87.5)	92.0

Cash flows from investing activities:
Sale of assets	—	—	9.5	—	—	9.5
Purchase of assets	—	—	(12.2)	—	—	(12.2)
Port City Metal Services contingent earn-out	—	(5.0)	—	—	—	(5.0)

Net cash provided by (used in) investing activities	—	(5.0)	(2.7)	—	—	(7.7)

Cash flows from financing activities:
Borrowings on the ABL facility	—	1,056.0	—	—	—	1,056.0
Repayments on the ABL facility	—	(968.5)	—	—	—	(968.5)
Repayments of long-term debt	—	—	(2.4)	—	—	(2.4)
Deferred financing costs	—	(2.5)	—	—	—	(2.5)
Net change in intercompany balances	—	81.2	(82.5)	1.3	—	—
Dividends paid	(87.5)	(87.5)	—	—	87.5	(87.5)

Net cash provided by (used in) financing activities	(87.5)	78.7	(84.9)	1.3	87.5	(4.9)

Net increase (decrease) in cash	—	81.8	(2.4)	—	—	79.4
Cash, beginning of period	—	10.7	2.7	0.2	—	13.6

Cash, end of period	$—	$92.5	$0.3	$0.2	$—	$93.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Year Ended December 31, 2007	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$36.6	$36.6	$70.2	$(1.1)	$(105.7)	$36.6
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on sale of property and equipment	—	—	0.1	—	—	0.1
Impairment of property and equipment	—	—	0.2	—	—	0.2
Equity in earnings of subsidiaries	(36.6)	(69.1)	—	—	105.7	—
Provision for bad debts	—	—	1.7	—	—	1.7
Depreciation and amortization	—	6.3	16.8	0.6	—	23.7
Amortization of debt issuance costs	—	2.7	—	—	—	2.7
Deferred income taxes	—	(3.7)	—	—	—	(3.7)
Stock-based compensation	—	4.8	—	—	—	4.8
Dividends Received	18.1	—	—	—	(18.1)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	0.5	(6.9)	27.8	0.2	—	21.6
Inventories	—	—	41.6	0.1	—	41.7
Prepaid expenses and other	—	(0.9)	1.3	—	—	0.4
Accounts payable and accrued liabilities	(0.5)	(5.8)	0.2	(0.3)	—	(6.4)
Other operating, net	—	3.5	0.1	(0.2)	—	3.4

Net cash provided by (used in) operating activities	18.1	(32.5)	160.0	(0.7)	(18.1)	126.8

Cash flows from investing activities:
Sale of assets	—	—	1.2	—	—	1.2
Purchase of assets	—	—	(21.5)	—	—	(21.5)
Acquisition costs, net of cash acquired	—	(38.2)	—	—	—	(38.2)

Net cash provided by (used in) investing activities	—	(38.2)	(20.3)	—	—	(58.5)

Cash flows from financing activities:
Borrowings on the ABL	—	574.5	—	—	—	574.5
Repayments on the ABL	—	(623.0)	—	—	—	(623.0)
(Repayments) on long-term debt	—	—	(0.7)	—	—	(0.7)
Deferred financing costs and other	—	(1.6)	—	—	—	(1.6)
Net change in intercompany balances	—	138.7	(139.4)	0.7	—	—
Dividends paid	(18.1)	(18.1)	—	—	18.1	(18.1)

Net cash provided by (used) in financing activities	(18.1)	70.5	(140.1)	0.7	18.1	(68.9)

Net increase (decrease) in cash	—	(0.2)	(0.4)	—	—	(0.6)
Cash, beginning of period	—	10.9	3.1	0.2	—	14.2

Cash, end of period	$—	$10.7	$2.7	$0.2	$—	$13.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect the transactions of the Company and that our policies and procedures are followed. There have been no changes in our internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in our Form 10-Q for the period ended September 30, 2009, including any corrective actions with regard to significant deficiencies or material weaknesses in our internal controls.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Item 9B. Other Information

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for professional services provided in 2009 and 2008 by Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm and principal accounting firm:

	For the Fiscal Years Ended December 31,
	2009	2008
Audit Fees(1)	$1,158,000	$1,543,680
Audit Related Fees(2)	275,080	—
Tax Fees(3)	139,335	199,118
All Other Fees	—	—

Total	$1,572,415	$1,742,798

(1)	Consists of professional services rendered for the audit of the annual financial statements of the Company and for the review of the quarterly financial statements of the Company.
(2)	Consists of fees for accounting and financial reporting consultations in connection with offering memorandums, registration statements, acquisitions, and management’s assessment of internal control over financial reporting.
(3)	Consists of fees for tax planning and tax compliance services, including assistance in connection with tax audits and tax advice related to acquisitions.

The Audit Committee has considered whether the non-audit services provided to the Company by D&T impaired the independence of D&T and concluded that they did not.

All of D&T’s fees for 2009 and 2008 were pre-approved by the Audit Committee through formal engagement letters. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by D&T to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that D&T’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by D&T must be pre-approved by the Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2010.

FLAG INTERMEDIATE HOLDINGS CORPORATION

By:	/S/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2010.

Metals USA, Inc.

By:	/S/ C. LOURENÇO GONÇALVES
C. Lourenço Gonçalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2010.

Signature	Title

/S/ C. LOURENÇO GONÇALVES C. Lourenço Gonçalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/S/ M. ALI RASHID M. Ali Rashid	Director

/S/ ERIC L. PRESS Eric L. Press	Director

/S/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/S/ JOHN T. BALDWIN John T. Baldwin	Director

/S/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Metals USA Holdings Corporation

3.1*	Amended and Restated Certificate of Incorporation of Metals USA, Inc. dated November 30, 2005

3.2*	Amended and Restated Bylaws of Metals USA, Inc. as amended by Amendment No. 1 effective as of May 17, 2004

3.4*	Certificate of Incorporation of Flag Intermediate Holdings Corporation

3.5*	Bylaws of Flag Intermediate Holdings Corporation

4.1*	Form of Common Stock Certificate of Flag Intermediate Holdings Corporation

4.2*	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as trustee and Notes Collateral Agent

4.3	Form of 11 1/8% Senior Secured Note due 2015 (included in Exhibit 4.2)

4.4*	Registration Rights Agreement, dated as of November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation and Credit Suisse First Boston, L.L.C., as representative of the Initial Purchasers

4.5*	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.6**	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.7+	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

10.1*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and C. Lourenço Gonçalves

10.2*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and John A. Hageman

10.3*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III

10.4*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn

10.5*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens

10.6*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Joe Longo

10.7**^	Amended and Restated 2005 Stock Incentive Plan of Metals USA Holdings Corporation

10.8**	Management Agreement, dated as of November 30, 2005, between Metals USA, Inc., Metals USA Holdings Corporation and Apollo Management V, L.P.

10.9*^	Director Compensation Plan

Exhibit Number	Description
10.10**	Transaction Fee Agreement, dated as of November 30, 2005, between Metals USA, Inc. and Apollo Management V, L.P.

10.11@^	Management Deferred Compensation Plan

10.12*	Loan and Security Agreement, dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.13+	Amendment No. 1 dated as of July 18, 2006, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.14<	Amendment No. 2 dated as of June 8, 2007, to the Loan and Security Agreement dated as of November 30, 2005, among each of the Lenders party thereto, Credit Suisse, as the Administrative Agent, Bank of America, N.A., as the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

12.1#	Computation of Ratio of Earnings to Fixed Charges

14.1@	Metals USA, Inc. Code of Conduct

21.1#	List of Subsidiaries of the Company

31.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated February 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated February 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated February 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated February 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated February 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated February 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated February 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated February 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006
**	incorporated by reference to the exhibits to Metal USA Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 1 on May 26, 2006
+	incorporated by reference to the exhibits to Metals USA, Inc.’s, Flag Intermediate Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 3 on August 2, 2006
@	incorporated by reference to Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K filed March 12, 2007
<	incorporated by reference to Exhibit 4.1 to Flag Intermediate Holdings Corporation’s Quarterly Report for the period ended June 30, 2007 on Form 10-Q filed August 6, 2007
#	filed herewith
^	management contract or compensatory plan or arrangement