Form 10-Q
period 2010-06-30
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2010-08-05
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 5, 2010 of Flag Intermediate Holdings Corporation.: 100

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash	$10.9	$5.5
Accounts receivable, net of allowance of $6.3 and $6.3, respectively	157.6	124.8
Inventories	258.8	216.0
Deferred income tax asset	14.8	14.5
Prepayments and other	4.5	6.5

Total current assets	446.6	367.3
Property and equipment, net	184.7	183.4
Intangible assets, net	7.4	8.4
Goodwill	49.9	45.6
Other assets	9.1	14.5

Total assets	$697.7	$619.2

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$73.8	$56.3
Accrued liabilities	36.4	34.6
Payable to parent	8.3	—
Current portion of long-term debt	0.1	0.1

Total current liabilities	118.6	91.0
Long-term debt, less current portion	307.1	307.1
Deferred income tax liability	60.5	56.9
Due to parent	41.0	—
Other long-term liabilities	22.0	23.1

Total liabilities	549.2	478.1

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2010, and December 31, 2009, respectively	—	—
Additional paid-in capital	126.0	125.7
Retained earnings	22.5	15.8
Accumulated other comprehensive loss	—	(0.4)

Total stockholder’s equity	148.5	141.1

Total liabilities and stockholder’s equity	$697.7	$619.2

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$335.0	$267.8	$622.9	$598.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	257.2	228.8	475.6	516.5
Operating and delivery	32.9	31.2	64.2	65.9
Selling, general and administrative	19.8	22.2	40.8	46.1
Depreciation and amortization	4.4	4.8	9.0	9.5
Gain on sale of property and equipment	—	—	(0.1)	—
Advisory agreement termination charge	3.3	—	3.3	—

Operating income (loss)	17.4	(19.2)	30.1	(40.0)
Other (income) expense:
Interest expense	8.3	12.7	17.9	25.1
Gain on extinguishment of debt	—	(13.6)	—	(13.6)
Other income, net	—	(0.1)	—	(0.2)

Income (loss) before income taxes	9.1	(18.2)	12.2	(51.3)
Provision (benefit) for income taxes	3.8	(7.3)	5.5	(19.8)

Net income (loss)	$5.3	$(10.9)	$6.7	$(31.5)

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNADUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6.7	$(31.5)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of property and equipment	(0.1)	—
Provision for bad debts	1.1	2.1
Depreciation and amortization	10.0	10.4
Gain on extinguishment of debt	—	(13.6)
Amortization of debt issuance costs	1.7	1.8
Deferred income taxes	0.6	(12.9)
Excess tax benefit from stock-based compensation	(0.1)	—
Stock-based compensation	0.2	0.2
Advisory agreement termination charge	3.3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30.0)	52.2
Inventories	(36.7)	189.9
Prepayments and other	2.2	2.0
Accounts payable and accrued liabilities	25.6	(13.0)
Other	—	(0.8)

Net cash (used in) provided by operations	(15.5)	186.8

Cash flows from investing activities:
Sales of assets	0.2	—
Purchases of assets	(1.4)	(2.3)
Acquisition costs, net of cash acquired	(19.0)	(4.2)

Net cash used in investing activities	(20.2)	(6.5)

Cash flows from financing activities:
Borrowings on credit facility	49.5	63.5
Repayments on credit facility	(49.5)	(265.5)
Repayments of long-term debt	—	(35.6)
Excess tax benefit from stock-based compensation	0.1	—
Advances from parent	41.0	—

Net cash provided by (used in) financing activities	41.1	(237.6)

Net increase (decrease) in cash	5.4	(57.3)
Cash, beginning of period	5.5	93.0

Cash, end of period	$10.9	$35.7

Supplemental cash flow information:
Cash paid for interest	$17.8	$21.9

Cash paid for income taxes	$0.8	$3.1

Cash (received) for income taxes	$(8.8)	$(0.2)

Investments in property, plant and equipment not paid	$—	$—

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Basis of Presentation

Flag Intermediate Holdings Corporation (“Flag Intermediate”) and its wholly owned subsidiary Metals USA, Inc. (“Metals USA”) and the wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company.” The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The interim consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Interest rate swaps	$3.9	$—	$3.9	$—

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Unrealized gains or losses on short-term investments and derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) and other debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2009 and June 30, 2010 was $298.2 and $302.6, respectively.

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

2. Acquisitions

J. Rubin & Co.

On June 28, 2010, we acquired all of the issued and outstanding stock of J. Rubin & Co. (“Rubin”) for $19.0. Rubin’s results of operations have been included in the condensed consolidated statement of operations since the date of acquisition. The purchase price was funded with existing cash, $17.8 of which was paid at closing and $1.2 of which was placed in escrow to securitize the sellers’ indemnity obligations. The purchase price included $6.0 for the repayment of Rubin debt at closing. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $4.9, which was allocated to goodwill. The following table presents the provisional allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

June 30, 2010
Accounts receivable, trade	$3.9
Inventories	6.1
Other current assets	0.2
Property, plant and equipment	8.1
Customer list intangible asset	1.0
Goodwill	4.9

Total assets acquired	24.2

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	2.7

Total liabilities assumed	5.2

Net assets acquired	$19.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The estimated amount of goodwill and related allocation of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on final valuations of tangible and intangible assets. The customer list intangible asset will be amortized over five years based on its estimated useful life. The pro forma effects of the Rubin acquisition would not have been material to our results of operations for the quarter and six months ended June 30, 2010 and, therefore, are not presented.

Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. Rubin’s product mix and processing services are provided to a diverse range of end markets.

VR Laser

In February 2009, we purchased substantially all of the operating assets of VR Laser Services USA, Inc. (“VR Laser” or “Philadelphia Plate”) for approximately $4.2. The purchase price was funded by borrowings under our ABL facility. VR Laser was a metal processor of carbon steel plate products located in Philadelphia, Pennsylvania. The total purchase price represents the acquisition-date fair value of the individual assets acquired, which consist entirely of plant and equipment. The VR Laser acquisition replicates much of our existing processing capabilities in our Plates and Shapes Southeast geographic region and expands our service offerings in the marine and defense industries.

3. Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials—
Plates and Shapes	$121.7	$111.0
Flat Rolled and Non-Ferrous	97.9	70.2
Building Products	5.3	5.1

Total raw materials	224.9	186.3

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	23.2	19.2
Building Products	10.7	10.5

Total work-in-process and finished goods	33.9	29.7

Total inventories	$258.8	$216.0

We recorded write-downs of $16.9 and $31.3 for inventory lower of cost or market adjustments during the three and six months ended June 30, 2009, respectively, in our Plates and Shapes Group. We also recorded write-downs of $3.8 and $8.9 for inventory lower of cost or market adjustments during the three and six months ended June 30, 2009, respectively, in our Flat Rolled and Non-Ferrous Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	June 30, 2010	December 31, 2009
Customer lists	$41.7	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(37.1)	(35.2)

	$4.7	$5.6

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.6)	(0.5)

	$2.7	$2.8

During the quarter ended June 30, 2010, we acquired $1.0 of customer list intangible assets as a result of the Rubin acquisition discussed in Note 2.

No significant residual value is estimated for our intangible assets. Aggregate amortization expense for the three and six months ended June 30, 2010 and 2009 was $1.0, $2.1, $1.4 and $2.8, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the five succeeding years:

For the Year Ending	Estimated Amortization Expense
2010 (remaining 6 months)	$1.6
2011	$1.9
2012	$0.8
2013	$0.2
2014	$0.1

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

In April 2009, we repaid outstanding borrowings on our ABL facility such that the outstanding balance on the ABL facility was less than the $250.0 notional amount associated with our series of interest rate swap agreements. In connection with the debt repayment, we removed the cash flow hedge designation from a portion

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

of our interest rate swaps. As a result of the removal of the cash flow hedge designation, we reclassified into earnings $1.7 of cumulative net losses associated with the derivative contract in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity, during the second quarter of 2009. The underlying derivative instrument will not expire until April 15, 2011, and all subsequent changes in the fair value of this instrument will be prospectively recognized in earnings.

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the cash flow hedge designation from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we discontinued prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2010, we reclassified into earnings $0.3 and $0.6 of net derivative losses from OCI. The amounts expected to be reclassified into earnings over the next twelve months amounted to $0.4 as of June 30, 2010. All subsequent changes in the fair value of these instruments will be prospectively recognized in earnings.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at June 30, 2010 and December 31, 2009.

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Interest rate swaps	Accrued liabilities	$—	$—	$3.9	$4.4
	Other long-term liabilities	—	—	—	1.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$3.9	$5.8

Total Derivatives		$—	$—	$3.9	$5.8

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009	2010	2009
Interest rate swaps	$—	$0.1	$—	$(1.1)	$—	$—

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009
Interest rate swaps	$—	$0.9	$—	$(1.9)	$—	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest rate swaps	$(0.3)	$(1.7)	$(1.7)	$(1.7)

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

6. Other Assets

Other assets consist of the following:

	June 30, 2010	December 31, 2009
Deferred financing costs	$3.9	$5.3
Deferred debt offering costs	3.9	4.3
Deferred advisory agreement fees	—	3.7
Other	1.3	1.2

Total other assets	$9.1	$14.5

Aggregate amortization of debt issuance costs for the three and six months ended June 30, 2010 and 2009 was $0.8, $1.7, $0.9 and $1.8, respectively. For the three and six months ended June 30, 2009, $1.0 of deferred debt issuance costs were accelerated in connection with the extinguishment of debt during the periods.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

During the second quarter of 2010, $3.3 of unamortized deferred advisory agreement fees were written off and charged to expense (see Note 14).

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued salaries and employee benefits	$10.8	$9.9
Accrued income taxes	2.8	—
Accrued taxes, other than income	3.2	2.4
Accrued interest	3.1	3.2
Accrued insurance	5.5	4.8
Accrued audit and tax fees	1.3	0.8
Accrued warranty liability	0.4	0.4
Accrued lease terminations	0.5	0.9
Accrued advisory agreement fees	—	4.2
Current portion of interest rate swap liability	3.9	4.4
Other	4.9	3.6

Total accrued liabilities	$36.4	$34.6

See Note 14 for discussion of the termination of our advisory agreement payment obligation.

8. Debt

Debt consists of the following:

	June 30, 2010	December 31, 2009
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$75.0	$75.0
11 1/8 % Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bond	5.7	5.7
Other	0.2	0.2

Total debt	307.2	307.2
Less—current portion of debt	0.1	0.1

Total long-term portion of debt	$307.1	$307.1

The weighted average interest rates under the ABL facility for the three and six months ended June 30, 2010 and 2009 were 1.99%, 2.04%, 2.91% and 3.12%, respectively.

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

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of June 30, 2010, we had $290.8 of eligible collateral, $75.0 in outstanding advances, $16.5 in open letters of credit and $199.3 of additional borrowing capacity.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of June 30, 2010, our FCCR was 2.60.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.534%, respectively, as of June 30, 2010.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance with all covenants as of June 30, 2010.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $3.9 as of June 30, 2010, are included in other non-current assets.

11  1/8% Senior Secured Notes Due 2015

On November 30, 2005, Metals USA sold $275.0 aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

The parent company of Flag Intermediate, Metals USA Holdings Corp. (“Metals USA Holdings”), is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of June 30, 2010.

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

The covenants in the indenture governing the Metals USA Notes that restrict our ability to incur additional debt and make certain acquisitions are based on our ability to meet Adjusted EBITDA to fixed charge coverage ratios (as defined). The covenants in the indenture require us to have an Adjusted EBITDA to fixed charge coverage ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indenture.

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2010.

From time to time, depending upon market, pricing and other conditions, as well as on cash balances and liquidity, we, our subsidiaries or affiliates may seek to purchase or sell some amount of the Metals USA Notes. Any such purchases or sales may be made in the open market, privately negotiated transactions, tender offers or otherwise. The amounts of any such purchases or sales may be material.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $3.9 as of June 30, 2010, are included in other non-current assets.

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.47% at June 30, 2010. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance with all covenants as of June 30, 2010.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 initial aggregate principal amount of Senior Floating Rate Toggle Notes due 2012 (the “2007 Notes”).

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including May 14, 2010 (the “Redemption Date”). All of the 2007 Notes were redeemed on the Redemption Date. Metals USA Holdings did not incur any early termination penalties in connection with the redemption of the 2007 Notes. Metals USA Holdings used a portion of the net proceeds from its initial public offering of common stock (the “IPO”), as described more fully in Note 9, to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9.

9. Stockholder’s Equity

Common Stock

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at June 30, 2010, and are owned by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary.

Metals USA Holdings’ Initial Public Offering of Common Stock

On April 14, 2010, Metals USA Holdings completed its IPO of 11,426,315 shares of its common stock at $21.00 per share, as described in Metals USA Holdings’ Registration Statement on Form S-1, as amended (File No. 333-150999). As a result of the offering, Metals USA Holdings received net proceeds of approximately $221.2, after deducting underwriting discounts and commissions of approximately $14.7 and additional offering-related expenses of approximately $4.1. The underwriters were granted a 30-day option to purchase 1,713,947 additional common shares from Metals USA Holdings’ selling stockholder at the IPO price. No shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares.

As of June 30, 2010, investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo”) owned approximately 64% of the capital stock of Metals USA Holdings. The remainder of the capital stock of Metals USA Holdings is held by our management participants.

10. Stock-Based Compensation

We have no stock-based compensation arrangements of our own, but our direct parent, Metals USA Holdings, has adopted a stock-based Amended and Restated 2005 Stock and Incentive Plan (“the Plan”) which permits the issuance of options and restricted stock awards on Metals USA Holdings’ stock to employees and directors of, or consultants to, the Company, except that consultants may only receive awards with the consent of the president of Metals USA. As a result of the options and restricted stock awards being issued to employees and directors of the Company, the Company is required to reflect the stock-based compensation expense related to these options and restricted stock awards within its consolidated statements of operations. A total of $0.1, $0.2, $0.1 and $0.2 were recorded as stock-based compensation during the three and six month periods ended June 30, 2010 and 2009, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

Description of Share Option Plan

The Plan has reserved for issuance up to 2.4 million shares of common stock. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised. Awards are generally granted with an exercise price equal to the fair value of Metals USA Holdings’ stock on the date of grant. For awards outstanding as of June 30, 2010, the fair value of Metals USA Holdings’ stock was calculated using a combination of discounted cash flows and financial metrics from companies with similar characteristics of Metals USA Holdings as of the date of the respective grants. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Tranche A Options

The fair value of Tranche A option awards was estimated on the date of grant using a Black-Scholes option valuation model. The following is a summary of valuation assumptions for Tranche A option grants outstanding as of June 30, 2010:

Expected dividend yield	0%
Expected stock price volatility	54.7%-54.9%
Risk free interest rate	4.0%-4.6%
Expected life of options (in years)	6.5-10.0

The following is a summary of stock option activity for Tranche A options for the six-month period ended June 30, 2010:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$3.66	$3.18		417,616
Granted	—	—		—
Exercised	3.98	2.30		(8,236)
Canceled or expired	3.98	2.30		(4,444)

Balance, June 30, 2010	$3.65	$3.20	5.5	404,936

Vested and Exercisable as of:
June 30, 2010		$3.20	5.5	253,071

A summary of nonvested Tranche A stock options for the six-month period ended June 30, 2010, is presented below:

	Weighted Average Grant-Date Fair Value	Number of Options
Nonvested at December 31, 2009	$3.90	159,863
Granted	—	—
Vested	3.90	(7,110)
Canceled or expired	3.98	(888)

Nonvested at June 30, 2010	$3.91	151,865

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of June 30, 2010, there was $0.2 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Tranche A options, which will be amortized over a remaining period of five months.

Tranche B Options

The fair value of the Tranche B options was also estimated on the date of grant using the same option valuation model used for the Tranche A options. The following is a summary of valuation assumptions for Tranche B option grants outstanding as of June 30, 2010:

Expected dividend yield	0%
Expected stock price volatility	54.3%-54.7%
Risk free interest rate	4.0%-5.0%
Expected life of options (in years)	8.0-10.0

The following is a summary of stock option activity for Tranche B options for the six-month period ended June 30, 2010:

	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2009	$3.97	$2.30		68,986
Granted	—	—		—
Exercised	3.98	2.30		(13,726)
Canceled or expired	3.98	2.30		(4,444)

Balance, June 30, 2010	$3.97	$2.30	5.4	50,816

Vested and Exercisable as of:
June 30, 2010		$2.30	5.4	50,816

All Tranche B stock options outstanding as of June 30, 2010 are fully vested and exercisable.

Restricted Stock

The Plan allows for grants of restricted stock as long-term compensation for directors and employees of, or consultants to, the Company or any of its subsidiaries. Grants of restricted stock have a vesting period that is determined at the discretion of the Board of Directors. The Company amortizes stock-based compensation expense associated with restricted stock ratably over the vesting period. For the six-month period ending June 30, 2010, there were no shares of nonvested restricted stock outstanding.

2010 Long-Term Incentive Plan

On March 19, 2010, Metals USA Holdings’ board of directors adopted, and its stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan (the “2010 Plan”). The purposes of the 2010 Plan are to further the growth and success of Metals USA and to reward and incentivize the outstanding performance of our key employees, directors, consultants and other service providers by aligning their interests with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of Metals USA Holdings’ common stock.

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

The 2010 Plan will be administered by Metals USA Holdings’ board of directors or the compensation committee thereof, or such other committee of the board of directors as the board of directors may designate from time to time (the “committee”). Among other things, the committee will have the authority to select individuals to whom awards may be granted, to determine the type of award, to determine the terms and conditions of any such awards, including vesting terms, to interpret the terms and provisions of the 2010 Plan and awards granted thereunder and to otherwise administer the plan. As of June 30, 2010, no awards had been granted under the 2010 Plan.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book differences and tax credits. The Company’s estimated annual effective tax rate for the six months ended June 30, 2010 is 44.9% compared to the estimated annual effective tax rate benefit of 38.7% for the six months ended June 30, 2009. The increase in the tax rate in 2010 is primarily due to tax reserves identified, and for the recapture of certain deductions arising from the carry back of our 2009 net operating loss to the stub period ended November 30, 2005.

As of June 30, 2010, our unrecognized tax benefits totaled $9.0, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.2 for the six months ended June 30, 2010.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2010, the liability for uncertain taxes includes interest and penalties of $2.3 of which $0.2 is included in our statement of operations and impacted the Company’s overall effective income tax rate for the six months ended June 30, 2010.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

12. Segment and Related Information

The following tables show summarized financial information for our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the November 2005 acquisition of Metals USA by Apollo and certain members of our management (the “Merger”) are assigned to reporting units solely for testing for impairment. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	Three Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2010:
Net sales	$136.5	$177.0	$24.3	$(2.8)	$335.0
Operating income (loss)	11.4	13.2	0.6	(7.8)	17.4
Capital expenditures	0.7	0.2	—	—	0.9
Depreciation and amortization(1)	2.3	1.7	0.6	0.3	4.9
2009:
Net sales	$124.8	$117.6	$27.2	$(1.8)	$267.8
Operating income (loss)	(17.0)	3.1	0.5	(5.8)	(19.2)
Capital expenditures	1.3	0.1	—	—	1.4
Depreciation and amortization(1)	2.3	1.8	0.6	0.5	5.2

	Six Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2010:
Net sales	$258.4	$329.0	$40.5	$(5.0)	$622.9
Operating income (loss)	20.5	24.1	(1.1)	(13.4)	30.1
Capital expenditures	1.1	0.3	—	—	1.4
Depreciation and amortization(1)	4.7	3.5	1.2	0.6	10.0
2009:
Net sales	$297.3	$258.5	$46.9	$(4.7)	$598.0
Operating income (loss)	(25.7)	0.8	(3.8)	(11.3)	(40.0)
Capital expenditures	1.7	0.5	—	0.1	2.3
Depreciation and amortization(1)	4.7	3.6	1.2	0.9	10.4

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

	June 30, 2010	December 31, 2009
Total Assets:
Plates and Shapes	$306.9	$291.3
Flat Rolled and Non-Ferrous	301.3	228.4
Building Products	43.7	43.2
Corporate and Other	45.8	56.3

Consolidated	$697.7	$619.2

Goodwill:
Plates and Shapes	$15.2	$15.2
Flat Rolled and Non-Ferrous	25.4	20.5
Building Products	2.1	2.1
Corporate and Other	7.2	7.8

Consolidated	$49.9	$45.6

Changes in goodwill recorded at the Corporate segment for the six months ended June 30, 2010 are attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger, which was a taxable business combination. Changes in goodwill recorded at the Flat Rolled and Non-Ferrous segment for the six months ended June 30, 2010 are attributable to the Rubin acquisition which closed on June 28, 2010 (see Note 2).

We recorded write-downs of $16.9 and $31.3 for inventory lower of cost or market adjustments during the three and six months ended June 30, 2009, respectively, in our Plates and Shapes Group. We recorded write-downs of $3.8 and $8.9 for inventory lower of cost or market adjustments during the three and six months ended June 30, 2009, respectively, in our Flat Rolled and Non-Ferrous Group.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at June 30, 2010 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $10.7 (total letters of credit of $16.5 at June 30, 2010). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of June 30, 2010, our total withdrawal liability, including interest and amortization charges, amounted to approximately $7.0.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

14. Related Party Transactions

Apollo Advisory Agreement

Upon completion of the Merger, Metals USA Holdings entered into an advisory agreement with Apollo under which Apollo or its affiliates provided us with advisory services. Pursuant to the agreement, Apollo received an annual advisory fee equal to $2.0, payable on March 15 of every year, starting on March 15, 2006. Apollo elected to waive $0.5 of the annual advisory fee indefinitely, but reserved the right to revoke this waiver. The payment obligation was recorded as a current liability at the present value of minimum future annual payments of $1.5 and deferred advisory fees of $8.6 were amortized on a straight-line basis over the term of the agreement.

The advisory agreement would have terminated on December 31, 2012; however, Apollo elected to terminate the advisory agreement in connection with the completion of Metals USA Holdings’ IPO in April 2010 (see Note 9). The payment obligation was terminated in consideration of $2.5. Unamortized deferred advisory fees of $3.3 were charged to expense during the second quarter of 2010.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $41.0 as of June 30, 2010. The advances have been primarily to accommodate working capital expansion and the Rubin acquisition discussed in Note 2. Borrowings under the Loan Agreement bear interest at a rate of LIBOR plus 6.50% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0, with a maturity date of June 15, 2012, unless otherwise extended or terminated earlier by the parties thereto. For the three and six months ended June 30, 2010, Metals USA recognized $0.2 of interest expense related to the Loan Agreement.

Payable to Parent

In addition, Metals USA has recorded a payable to Metals USA Holdings in the amount of $6.1 for the receipt of a Federal income tax refund during the quarter ended June 30, 2010.

Other amounts payable to Metals USA Holdings as of June 30, 2010, are the result of routine intercompany transactions.

15. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss), net of applicable taxes, for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$5.3	$(10.9)	$6.7	$(31.5)
Other comprehensive income:
Foreign currency translation adjustments	(0.1)	0.3	—	0.2
Unrealized gains (losses) on derivatives	0.1	1.1	0.4	1.6
Unrealized gains (losses) on investment securities	—	0.1	—	0.1

Total comprehensive income (loss)	$5.3	$(9.4)	$7.1	$(29.6)

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

As of June 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9.7	$0.8	$0.4	$—	$10.9
Accounts receivable	—	0.2	156.4	1.8	(0.8)	157.6
Inventories	—	—	257.8	1.0	—	258.8
Deferred tax asset	—	14.8	—	—	—	14.8
Prepayments and other	—	2.0	2.5	—	—	4.5

Total current assets	—	26.7	417.5	3.2	(0.8)	446.6
Property and equipment, net	—	1.2	181.0	2.5	—	184.7
Intangible assets, net	—	0.2	6.8	0.4	—	7.4
Goodwill	—	9.9	37.9	2.1	—	49.9
Investment in subsidiaries, net	148.5	876.6	—	—	(1,025.1)	—
Other assets, net	—	8.6	0.5	—	—	9.1

Total assets	$148.5	$923.2	$643.7	$8.2	$(1,025.9)	$697.7

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.5	$74.0	$0.1	$(0.8)	$73.8
Accrued liabilities	—	20.3	15.8	0.3	—	36.4
Payable to parent	—	8.3	—	—	—	8.3
Current portion of long-term debt	—	—	0.1	—	—	0.1

Total current liabilities	—	29.1	89.9	0.4	(0.8)	118.6
Long-term debt, less current portion	—	301.3	5.8	—	—	307.1
Deferred income tax liability	—	60.5	—	—	—	60.5
Intercompany payable (receivable)	—	365.5	(370.3)	45.8	—	41.0
Other long-term liabilities	—	18.3	3.3	0.4	—	22.0

Total liabilities	—	774.7	(271.3)	46.6	(0.8)	549.2

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2010	—	—	—	—	—	—
Additional paid-in capital	126.0	126.0	724.6	23.1	(873.7)	126.0
Retained earnings	22.5	22.5	190.4	(61.5)	(151.4)	22.5
Accumulated other comprehensive income	—	—	—	—	—	—

Total stockholder’s equity	148.5	148.5	915.0	(38.4)	(1,025.1)	148.5

Total liabilities and stockholder’s equity	$148.5	$923.2	$643.7	$8.2	$(1,025.9)	$697.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

As of December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$4.5	$0.6	$0.4	$—	$5.5
Accounts receivable	0.5	—	112.3	1.7	10.3	124.8
Inventories	—	—	214.9	1.1	—	216.0
Deferred tax asset	—	14.5	—	—	—	14.5
Prepayments and other	—	2.9	3.5	0.1	—	6.5

Total current assets	0.5	21.9	331.3	3.3	10.3	367.3
Property and equipment, net	—	1.5	179.3	2.6	—	183.4
Intangible assets, net	—	0.5	7.3	0.6	—	8.4
Goodwill	—	7.8	35.7	2.1	—	45.6
Investment in subsidiaries, net	141.1	844.3	—	—	(985.4)	—
Other assets	—	14.0	0.5	—	—	14.5

Total assets	$141.6	$890.0	$554.1	$8.6	$(975.1)	$619.2

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.3	$54.8	$0.2	$—	$56.3
Accrued liabilities	—	11.8	12.3	0.2	10.3	34.6
Current portion of long-term debt	—	—	0.1	—	—	0.1

Total current liabilities	—	13.1	67.2	0.4	10.3	91.0
Long-term debt, less current portion	—	301.3	5.8	—	—	307.1
Deferred income tax liability	—	56.9	—	—	—	56.9
Intercompany payable (receivable)	0.5	358.2	(404.3)	45.6	—	—
Other long-term liabilities	—	19.4	3.3	0.4	—	23.1

Total liabilities	0.5	748.9	(328.0)	46.4	10.3	478.1

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2009	—	—	—	—	—	—
Additional paid-in capital	125.7	125.7	705.7	23.2	(854.6)	125.7
Retained earnings	15.8	15.8	176.4	(61.4)	(130.8)	15.8
Accumulated other comprehensive loss	(0.4)	(0.4)	—	0.4	—	(0.4)

Total stockholder’s equity	141.1	141.1	882.1	(37.8)	(985.4)	141.1

Total liabilities and stockholder’s equity	$141.6	$890.0	$554.1	$8.6	$(975.1)	$619.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended June 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$332.5	$2.5	$—	$335.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	255.3	1.9	—	257.2
Operating and delivery	—	0.2	32.6	0.1	—	32.9
Selling, general and administrative	—	1.1	18.5	0.2	—	19.8
Depreciation and amortization	—	0.3	4.1	—	—	4.4
Gain on sale of property and equipment	—	—	—	—	—	—
Advisory agreement termination charge	—	3.3	—	—	—	3.3

Operating income (loss)	—	(4.9)	22.0	0.3	—	17.4
Other (income) expense:
Interest expense	—	8.3	—	—	—	8.3
Intercompany charges	—	(11.5)	11.2	0.3	—	—
Equity in (earnings) loss of subsidiaries	(5.3)	(10.8)	—	—	16.1	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	5.3	9.1	10.8	—	(16.1)	9.1
Provision (benefit) for income taxes	—	3.8	—	—	—	3.8

Net income (loss)	$5.3	$5.3	$10.8	$—	$(16.1)	$5.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Three Months Ended June 30, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$265.5	$2.3	$—	$267.8
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	227.2	1.6	—	228.8
Operating and delivery	—	0.2	30.8	0.2	—	31.2
Selling, general and administrative	—	1.1	21.1	—	—	22.2
Depreciation and amortization	—	0.5	4.2	0.1	—	4.8

Operating income (loss)	—	(1.8)	(17.8)	0.4	—	(19.2)
Other (income) expense:
Interest expense	—	12.6	0.1	—	—	12.7
Intercompany charges	—	(15.4)	15.2	0.2	—	—
Equity in earnings of subsidiaries	10.9	33.0	—	—	(43.9)	—
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Other (income) expense, net	—	—	(0.1)	—	—	(0.1)

Income (loss) before income taxes	(10.9)	(18.4)	(33.0)	0.2	43.9	(18.2)
Provision for income taxes	—	(7.3)	—	—	—	(7.3)

Net income (loss)	$(10.9)	$(11.1)	$(33.0)	$0.2	$43.9	$(10.9)

For the Six Months Ended June 30, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$619.0	$3.9	$—	$622.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	472.5	3.1	—	475.6
Operating and delivery	—	0.4	63.5	0.3	—	64.2
Selling, general and administrative	—	2.0	38.5	0.3	—	40.8
Depreciation and amortization	—	0.6	8.2	0.2	—	9.0
Gain on sale of equipment	—	—	(0.1)	—	—	(0.1)
Advisory agreement termination charge	—	3.3	—	—	—	3.3

Operating income (loss)	—	(6.3)	36.4	—	—	30.1
Other (income) expense:
Interest expense	—	17.8	0.1	—	—	17.9
Intercompany charges	—	(23.0)	22.5	0.5	—	—
Equity in earnings of subsidiaries	(6.7)	(13.3)	—	—	20.0	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	6.7	12.2	13.8	(0.5)	(20.0)	12.2
Provision (benefit) for income taxes	—	5.5	—	—	—	5.5

Net income (loss)	$6.7	$6.7	$13.8	$(0.5)	$(20.0)	$6.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Six Months Ended June 30, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$594.4	$3.6	$—	$598.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	514.0	2.5	—	516.5
Operating and delivery	—	0.3	65.3	0.3	—	65.9
Selling, general and administrative	—	2.0	43.9	0.2	—	46.1
Depreciation and amortization	—	0.9	8.4	0.2	—	9.5

Operating income (loss)	—	(3.2)	(37.2)	0.4	—	(40.0)
Other (income) expense:
Interest expense	—	25.0	0.1	—	—	25.1
Intercompany charges	—	(35.8)	35.4	0.4	—	—
Equity in earnings of subsidiaries	31.5	72.5	—	—	(104.0)	—
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Other (income) expense, net	—	—	(0.2)	—	—	(0.2)

Income (loss) before income taxes	(31.5)	(51.3)	(72.5)	—	104.0	(51.3)
Provision (benefit) for income taxes	—	(19.8)	—	—	—	(19.8)

Net income (loss)	$(31.5)	$(31.5)	$(72.5)	$—	$104.0	$(31.5)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Six Months Ended June 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$0.5	$16.5	$(32.0)	$(0.5)	$—	$(15.5)

Cash flows from investing activities:
Sale of assets	—	—	0.2	—	—	0.2
Purchase of assets	—	—	(1.4)	—	—	(1.4)
Acquisition costs, net of cash acquired	—	—	(19.0)	—	—	(19.0)

Net cash used in investing activities	—	—	(20.2)	—	—	(20.2)

Cash flows from financing activities:
Borrowings on the ABL	—	49.5	—	—	—	49.5
Repayments on the ABL	—	(49.5)	—	—	—	(49.5)
Net change in intercompany balances	(0.5)	(11.4)	52.4	0.5	—	41.0
Excess tax benefits from stock-based compensation	—	0.1	—	—	—	0.1

Net cash provided by financing activities	(0.5)	(11.3)	52.4	0.5	—	41.1

Net increase in cash	—	5.2	0.2	—	—	5.4
Cash, beginning of period	—	4.5	0.6	0.4	—	5.5

Cash, end of period	$—	$9.7	$0.8	$0.4	$—	$10.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions)

For the Six Months Ended June 30, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$0.5	$186.0	$0.3	$—	$186.8

Cash flows from investing activities:
Purchase of assets	—	(0.1)	(2.2)	—	—	(2.3)
Acquisition costs, net of cash acquired	—	—	(4.2)	—	—	(4.2)

Net cash used in investing activities	—	(0.1)	(6.4)	—	—	(6.5)

Cash flows from financing activities:
Borrowings on the ABL	—	63.5	—	—	—	63.5
Repayments on the ABL	—	(265.5)	—	—	—	(265.5)
Repayments on long-term debt	—	(34.1)	(1.5)	—	—	(35.6)
Net change in intercompany balances	—	178.1	(177.6)	(0.5)	—	—

Net cash used in financing activities	—	(58.0)	(179.1)	(0.5)	—	(237.6)

Net decrease in cash	—	(57.6)	0.5	(0.2)	—	(57.3)
Cash, beginning of period	—	92.5	0.3	0.2	—	93.0

Cash, end of period	$—	$34.9	$0.8	$—	$—	$35.7

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2010, approximately 93% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Through the first half of 2010, spot prices for the key steel-making raw materials moved steadily higher as a result of the continuation of strong Chinese steel production and upticks in demand in the U.S. domestic market. At the same time, the global supply/demand balance remained sufficiently tight, driven primarily by the discipline of a consolidated set of producers in addition to a fundamental shift by steel service centers to what is believed to be the optimum volume of inventory held, which is considered to be much lower now than in previous cycles.

As a result of the volatility in iron ore prices over the last two years, the large iron ore producers have now moved a large portion of their sales from annual contracts to a mixture of annual contracts, quarterly contracts, and spot sales. The major iron ore miners achieved their new contract prices in the second quarter of 2010. Under a scenario of continued high Chinese steel production rates and U.S. domestic supply discipline, further increases in iron ore prices for third quarter 2010 contracts could push global steel prices higher as producers attempt to match steel prices to evolving costs. However, there can be no guarantees regarding the timing or extent of any future upward price trends or demand increases. Any number of political or general economic factors could cause prices to decline.

Building Products

The downturn in the housing and mortgage markets has caused significant contraction in the home improvement remodeling industry over the same period. Research indicates that remodeling activity is pro-cyclical with both new residential construction and the broader economy, but remodeling lags homebuilding by several quarters. The high cyclicality of remodeling activity appears to be driven by discretionary improvements, similar to the products sold by our building products business, which are quite volatile. Improvement spending is expected to be much more cyclical and more sensitive to upturns and downturns in the general economy, whereas maintenance and repair spending is expected to be fairly stable over time.

While the pace of the decline in homeowner remodeling projects appears to be moderating, increased remodeling activity does not seem likely to materialize until further signs of recovery emerge in the broader housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak home prices and decreased cost recovery for most types of remodeling projects continue to discourage upper-end remodeling improvements.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to reduce the segment’s performance.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended June 30, 2010 Compared to June 30, 2009

	2010	%	2009	%
	(In millions, except percentages)
Net sales	$335.0	100.0%	$267.8	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	257.2	76.8%	228.8	85.4%
Operating and delivery	32.9	9.8%	31.2	11.7%
Selling, general and administrative	19.8	5.9%	22.2	8.3%
Depreciation and amortization	4.4	1.3%	4.8	1.8%
Advisory agreement termination charge	3.3	1.0%	—	—

Operating income (loss)	17.4	5.2%	(19.2)	-7.2%
Interest expense	8.3	2.5%	12.7	4.7%
Gain on extinguishment of debt	—	—	(13.6)	-5.1%
Other (income) expense, net	—	—	(0.1)	0.0%

Income (loss) before income taxes	9.1	2.7%	(18.2)	-6.8%

Net sales. Net sales increased $67.2 million, or 25.1%, from $267.8 million for the three months ended June 30, 2009 to $335.0 million for the three months ended June 30, 2010. The increase was primarily attributable to a 18.4% increase in shipments in addition to a 9.0% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. The increase in volumes reflected an improving economy and seasonally stronger demand across most of our end-use markets, while prices rose modestly for the same period. Prices reached a trough in late June 2009, followed by a trend of very modest increases for the remainder of 2009 and through the first half of 2010 (however, there can be no assurance that this trend will continue). Net sales decreased $2.9 million for our Building Products Group.

Cost of sales. Cost of sales increased $28.4 million, or 12.4%, from $228.8 million for the three months ended June 30, 2009, to $257.2 million for the three months ended June 30, 2010. The increase was primarily attributable to a 18.4% increase in shipments, partially offset by a 3.6% decrease in average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Cost of sales for our Building Products Group decreased $1.3 million. We recorded a $20.7 million write-down for inventory lower of cost or market adjustments in our metal service center businesses during the second quarter of 2009 as a result of price decreases and weak demand for steel products during the first half of 2009. Cost of sales as a percentage of net sales decreased from 85.4% for the second quarter of 2009 to 76.8% for the second quarter of 2010.

Operating and delivery. Operating and delivery expenses increased $1.7 million, or 5.4%, from $31.2 million for the three months ended June 30, 2009 to $32.9 million for the three months ended June 30, 2010. The increase was a result of higher variable costs associated with increased shipments, partially offset by cost reduction initiatives implemented over the last year. As a percentage of net sales, operating and delivery expenses decreased from 11.7% for the three months ended June 30, 2009 to 9.8% for the three months ended June 30, 2010.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.4 million, or 10.8%, from $22.2 million for the three months ended June 30, 2009 to $19.8 million for the three months ended June 30, 2010. Lower costs associated with salaries and employee benefits, which amounted to approximately $2.4 million, achieved through personnel reductions and other cost reduction initiatives were the primary contributors to the period-over-period decrease. The decrease also includes a decrease of $0.7 million of expense related to potentially uncollectible customer accounts from the second quarter of 2009 as the quality of our accounts receivable has improved. As a percentage of net sales, selling, general and administrative expenses decreased from 8.3% for the three months ended June 30, 2009 to 5.9% for the three months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million, or 8.3%, from $4.8 million for the three months ended June 30, 2009 to $4.4 million for the three months ended June 30, 2010. Over the past two years, the Company has reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs have decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with acquisitions completed in May 2006, the acquisition of Lynch Metals Inc. (“Lynch Metals”) in July 2007, and the Merger.

Operating income. Operating income increased $36.6 million, or 190.6%, from an operating loss of $19.2 million for the three months ended June 30, 2009 to operating income of $17.4 million for the three months ended June 30, 2010. The increase was primarily a result of the increase in sales discussed above, which increased at a rate in excess of the rate of increase in cost of sales. In addition, the decreases in selling, general and administrative expenses, and depreciation and amortization, as discussed above also contributed to the increase in operating income.

The increase in operating income during the second quarter of 2010 was partially offset by a one-time, $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO. As a percentage of net sales, operating income (loss) increased from (7.2%) for the three months ended June 30, 2009 to 5.2% for the three months ended June 30, 2010.

Interest expense. Interest expense decreased $4.4 million, or 34.6%, from $12.7 million for the three months ended June 30, 2009 to $8.3 million for the three months ended June 30, 2010. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments on the Metals USA Notes. The weighted average outstanding balance on our ABL facility decreased from $207.9 million for the three months ended June 30, 2009 to $76.0 million for the same period of 2010. The weighted average facility rate decreased from 2.91% for the three months ended June 30, 2009 to 1.99% for the three months ended June 30, 2010.

Gain on extinguishment of debt. During the three months ended June 30, 2009, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) on debt extinguishment.

Consolidated Results—Six Months Ended June 30, 2010 Compared to June 30, 2009

	2010	%	2009	%
	(In millions, except percentages)
Net sales	$622.9	100.0%	$598.0	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	475.6	76.4%	516.5	86.4%
Operating and delivery	64.2	10.3%	65.9	11.0%
Selling, general and administrative	40.8	6.6%	46.1	7.7%
Depreciation and amortization	9.0	1.4%	9.5	1.6%
Gain on sale of property and equipment	(0.1)	0.0%	—	—
Advisory agreement termination charge	3.3	0.5%	—	—

Operating income (loss)	30.1	4.8%	(40.0)	-6.7%
Interest expense	17.9	2.9%	25.1	4.2%
Gain on extinguishment of debt	—	—	(13.6)	-2.3%
Other (income) expense, net	—	—	(0.2)	0.0%

Income (loss) before income taxes	12.2	2.0%	(51.3)	-8.6%

Net sales. Net sales increased $24.9 million, or 4.2%, from $598.0 million for the six months ended June 30, 2009 to $622.9 million for the six months ended June 30, 2010. The increase was primarily attributable to an 9.0% increase in shipments, partially offset by a 3.1% decrease in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. The increase in volumes reflects an improving economy and seasonally stronger demand across most of our end-use markets. The decrease in prices was mainly due to significant mill price reductions that occurred in a very compressed time period, primarily during the second quarter of 2009. Weak demand caused prices for many grades of steel to fall substantially, as steel producers in North America reduced prices and cut production to adjust to lower order levels. Prices reached a trough in late June 2009, followed by a trend of very modest increases for the remainder of 2009 and through the first half of 2010 (however, there can be no assurance that this trend will continue). Net sales decreased $6.4 million for our Building Products Group.

Cost of sales. Cost of sales decreased $40.9 million, or 7.9%, from $516.5 million for the six months ended June 30, 2009, to $475.6 million for the six months ended June 30, 2010. The decrease was primarily attributable to a 15.2% decrease in average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by an 9.0% increase in shipments. Cost of sales for our Building Products Group decreased $4.7 million. We recorded a $40.2 million write-down for inventory lower of cost or market adjustments in our metal service center businesses during the first six months of 2009 as a result of price decreases and weak demand for steel products during the first half of 2009. Cost of sales as a percentage of net sales decreased from 86.4% for the first six months of 2009 to 76.4% for the first six months of 2010.

Operating and delivery. Operating and delivery expenses decreased $1.7 million, or 2.6%, from $65.9 million for the six months ended June 30, 2009 to $64.2 million for the six months ended June 30, 2010. The decrease was a result of cost reduction initiatives implemented over the last year, partially offset by higher variable costs associated with increased shipments. As a percentage of net sales, operating and delivery expenses decreased from 11.0% for the six months ended June 30, 2009 to 10.3% for the six months ended June 30, 2010.

Selling, general and administrative. Selling, general and administrative expenses decreased $5.3 million, or 11.5%, from $46.1 million for the six months ended June 30, 2009 to $40.8 million for the six months ended June 30, 2010. Lower costs associated with salaries and employee benefits, which amounted to approximately $5.0 million, achieved through personnel reductions and other cost reduction initiatives were the primary contributors to the period-over-period decrease. The decrease also includes a decrease of $1.1 million of expense related to potentially uncollectible customer accounts from the first six months of 2010 as the quality of our accounts receivable has improved. As a percentage of net sales, selling, general and administrative expenses decreased from 7.7% for the six months ended June 30, 2009 to 6.6% for the six months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense decreased $0.5 million, or 5.3%, from $9.5 million for the six months ended June 30, 2009 to $9.0 million for the six months ended June 30, 2010. Over the past two years, the Company has reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs have decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income. Operating income increased $70.1 million, or 175.3%, from an operating loss of $40.0 million for the six months ended June 30, 2009 to operating income of $30.1 million for the six months ended June 30, 2010. The increase was primarily a result of the increase in sales discussed above, in addition to the decreases in cost of sales, operating and delivery expenses, selling, general and administrative expenses, and depreciation and amortization discussed above.

The increase in operating income during the first six months of 2010 was partially offset by a one-time, $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO. As a percentage of net sales, operating income (loss) increased from (6.7%) for the six months ended June 30, 2009 to 4.8% for the six months ended June 30, 2010.

Interest expense. Interest expense decreased $7.2 million, or 28.7%, from $25.1 million for the six months ended June 30, 2009 to $17.9 million for the six months ended June 30, 2010. The decrease was primarily a function of reduced borrowings, in addition to lower average interest rates, on our ABL facility, as well as debt extinguishments on the Metals USA Notes. The weighted average outstanding balance on our ABL facility decreased from $260.3 million for the six months ended June 30, 2009 to $76.0 million for the same period of 2010. The weighted average facility rate decreased from 3.12% for the six months ended June 30, 2009 to 2.04% for the six months ended June 30, 2010.

Gain on extinguishment of debt. During the six months ended June 30, 2009, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) on debt extinguishment.

Segment Results—Three Months Ended June 30, 2010 Compared to June 30, 2009

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2010:
Plates and Shapes	$136.5	$125.1	$11.4	$0.7	126
Flat Rolled and Non-Ferrous	177.0	163.8	13.2	0.2	146
Building Products	24.3	23.7	0.6	—	—
Corporate and other	(2.8)	5.0	(7.8)	—	(2)

Total	$335.0	$317.6	$17.4	$0.9	270

2009:
Plates and Shapes	$124.8	$141.8	$(17.0)	$1.3	120
Flat Rolled and Non-Ferrous	117.6	114.5	3.1	0.1	110
Building Products	27.2	26.7	0.5	—	—
Corporate and other	(1.8)	4.0	(5.8)	—	(2)

Total	$267.8	$287.0	$(19.2)	$1.4	228

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $11.7 million, or 9.4%, from $124.8 million for the three months ended June 30, 2009 to $136.5 million for the three months ended June 30, 2010. The increase was primarily attributable to a 5.0% increase in shipments, in addition to a 4.2% increase in average realized prices for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Operating costs and expenses decreased $16.7 million, or 11.8%, from $141.8 million for the three months ended June 30, 2009 to $125.1 million for the three months ended June 30, 2010. The decrease was primarily attributable to a 17.8% decrease in the average cost per ton, partially offset by a 5.0% increase in shipments for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This segment recorded a $16.9 million write-down for inventory lower of cost or market adjustments during the second quarter of 2009. Operating costs and expenses as a percentage of net sales decreased from 113.6% for the three months ended June 30, 2009 to 91.6% for the three months ended June 30, 2010.

Operating income (loss) increased by $28.4 million, or 167.1%, from an operating loss of $17.0 million for the three months ended June 30, 2009 to operating income of $11.4 million for the three months ended June 30, 2010. The increase was mainly due to lower operating costs and expenses, which were primarily the result of the segment’s ongoing cost reduction initiatives. Operating income (loss) as a percentage of net sales increased from (13.6%) for the three months ended June 30, 2009 to 8.4% for the three months ended June 30, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $59.4 million, or 50.5%, from $117.6 million for the three months ended June 30, 2009 to $177.0 million for the three months ended June 30, 2010. The increase was primarily attributable to a 32.7% increase in shipments, in addition to a 13.4% increase in average realized prices for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Sales of non-ferrous metals accounted for 37.9% of the segment’s sales product mix for the second quarter of 2010, compared to 36.7% for the second quarter of 2009.

Operating costs and expenses increased $49.3 million, or 43.1%, from $114.5 million for the three months ended June 30, 2009 to $163.8 million for the three months ended June 30, 2010. The increase was primarily attributable to a 32.7% increase in shipments, in addition to an 11.5% increase in average cost per ton. This segment recorded a $3.8 million write-down for inventory lower of cost or market adjustments during the second quarter of 2009. Operating costs and expenses as a percentage of net sales decreased from 97.4% for the three months ended June 30, 2009 to 92.5% for the three months ended June 30, 2010.

Operating income increased by $10.1 million, or 325.8%, from $3.1 million for the three months ended June 30, 2009 to $13.2 million for the three months ended June 30, 2010. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Operating income as a percentage of net sales increased from 2.6% for the three months ended June 30, 2009 to 7.5% for the three months ended June 30, 2010.

Building Products. Net sales decreased $2.9 million, or 10.7%, from $27.2 million for the three months ended June 30, 2009 to $24.3 million for the three months ended June 30, 2010. The sales decrease was driven by a downward trend in home improvement remodeling activity that continued into the second quarter of 2010. Consumer spending on residential remodeling has decreased due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $3.0 million, or 11.2%, from $26.7 million for the three months ended June 30, 2009 to $23.7 million for the three months ended June 30, 2010. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 98.2% for the three months ended June 30, 2009 to 97.5% for the same period of 2010.

Operating income increased by $0.1 million, or 20.0%, from $0.5 million for the three months ended June 30, 2009 to $0.6 million for the three months ended June 30, 2010. The increase was primarily attributable to lower operating costs, which decreased at a rate that was greater than the rate of decline in sales. Operating income as a percentage of net sales increased to 2.5% for the three months ended June 30, 2010 from 1.8% for the three months ended June 30, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.0 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. During the second quarter of 2010, unamortized prepaid advisory fees of $3.3 million were charged to expense as a result of the termination of Metals USA Holdings’ advisory agreement with Apollo in connection with Metals USA Holdings’ IPO.

Segment Results—Six Months Ended June 30, 2010 Compared to June 30, 2009

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2010:
Plates and Shapes	$258.4	$237.9	$20.5	$1.1	243
Flat Rolled and Non-Ferrous	329.0	304.9	24.1	0.3	280
Building Products	40.5	41.6	(1.1)	—	—
Corporate and other	(5.0)	8.4	(13.4)	—	(4)

Total	$622.9	$592.8	$30.1	$1.4	519

2009:
Plates and Shapes	$297.3	$323.0	$(25.7)	$1.7	257
Flat Rolled and Non-Ferrous	258.5	257.7	0.8	0.5	223
Building Products	46.9	50.7	(3.8)	—	—
Corporate and other	(4.7)	6.6	(11.3)	0.1	(4)

Total	$598.0	$638.0	$(40.0)	$2.3	476

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales decreased $38.9 million, or 13.1%, from $297.3 million for the six months ended June 30, 2009 to $258.4 million for the six months ended June 30, 2010. The decrease was primarily attributable to a 5.4% decrease in shipments, in addition to a 8.1% decrease in average realized prices for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in net sales for the six months ended June 30, 2010 versus the same period of 2009 was partially offset by the February 2009 acquisition of Philadelphia Plate, which added an incremental $2.9 million of net sales to our Plates and Shapes segment for the six months ended June 30, 2010.

Operating costs and expenses decreased $85.1 million, or 26.3%, from $323.0 million for the six months ended June 30, 2009 to $237.9 million for the six months ended June 30, 2010. The decrease was primarily attributable to a 25.9% decrease in the average cost per ton, in addition to a 5.4% decrease in shipments for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This segment recorded a $31.3 million write-down for inventory lower of cost or market adjustments during the first six months of 2009. The 2009 acquisition of Philadelphia Plate added $2.4 million of incremental operating costs and expenses to this segment for the six months ended June 30, 2010. Operating costs and expenses as a percentage of net sales decreased from 108.6% for the six months ended June 30, 2009 to 92.1% for the six months ended June 30, 2010.

Operating income (loss) increased by $46.2 million, or 179.8%, from an operating loss of $25.7 million for the six months ended June 30, 2009 to operating income of $20.5 million for the six months ended June 30, 2010. The increase primarily resulted from lower operating costs and expenses, which were primarily the result of decreases in average cost per ton and shipments discussed above. Operating income (loss) as a percentage of net sales increased from (8.6%) for the six months ended June 30, 2009 to 7.9% for the six months ended June 30, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $70.5 million, or 27.3%, from $258.5 million for the six months ended June 30, 2009 to $329.0 million for the six months ended June 30, 2010. The increase was primarily attributable to a 25.6% increase in shipments, in addition to a 1.4% increase in average realized prices for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Sales of non-ferrous metals accounted for 38.7% of the segment’s sales product mix for the first six months of June 2010, compared to 36.4% for the same period of 2009.

Operating costs and expenses increased $47.2 million, or 18.3%, from $257.7 million for the six months ended June 30, 2009 to $304.9 million for the six months ended June 30, 2010. The increase was primarily attributable to a 25.6% increase in shipments, partially offset by a 4.5% decrease in average cost per ton. This segment recorded an $8.9 million write-down for inventory lower of cost or market adjustments during the first six months of 2009. Operating costs and expenses as a percentage of net sales decreased from 99.7% for the six months ended June 30, 2009 to 92.7% for the six months ended June 30, 2010.

Operating income increased by $23.3 million, from $0.8 million for the six months ended June 30, 2009 to $24.1 million for the six months ended June 30, 2010. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices and the decrease in average cost per ton discussed above. Operating income as a percentage of net sales increased from 0.3% for the six months ended June 30, 2009 to 7.3% for the six months ended June 30, 2010.

Building Products. Net sales decreased $6.4 million, or 13.6%, from $46.9 million for the six months ended June 30, 2009 to $40.5 million for the six months ended June 30, 2010. The sales decrease was driven by a downward trend in home improvement remodeling activity that continued through the first six months of 2010. Consumer spending on residential remodeling has decreased due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $9.1 million, or 17.9%, from $50.7 million for the six months ended June 30, 2009 to $41.6 million for the six months ended June 30, 2010. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 108.1% for the six months ended June 30, 2009 to 102.7% for the same period of 2010.

Operating loss decreased by $2.7 million, or 71.1%, from $3.8 million for the six months ended June 30, 2009 to $1.1 million for the six months ended June 30, 2010. The decrease was primarily attributable to lower operating costs, which decreased at a rate that was greater than the rate of decline in sales. Operating loss as a percentage of net sales was (2.7%) for the six months ended June 30, 2010 compared to (8.1%) for the same period of 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.1 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. During the second quarter of 2010, unamortized prepaid advisory fees of $3.3 million were charged to expense as a result of the termination of Metals USA Holdings’ advisory agreement with Apollo in connection with Metals USA Holdings’ IPO.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of June 30, 2010, we had $290.8 million of eligible collateral, $75.0 million in outstanding advances, $16.5 million in open letters of credit and $199.3 million of additional borrowing capacity. As of June 30, 2010, we had $10.9 million of cash.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At June 30, 2010, our long-term debt consisted of $75.0 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, an IRB with $5.7 million principal amount outstanding and $0.1 million in vendor financing and purchase money notes. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $276.3 million at December 31, 2009 to $328.0 million at June 30, 2010.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Condensed Consolidated Statements of Cash Flows included in our condensed consolidated financial statements for the six months ended June 30, 2010.

During the six months ended June 30, 2010, net cash used in operating activities was $15.5 million. During the first six months of 2010, our working capital increased as we experienced an environment of modestly increasing prices and slowly recovering end-market demand. Increases of $30.0 million in our accounts receivable balance and $36.7 million in our inventory value were the primary contributors to operating cash outflows for the quarter. During the six months ended June 30, 2009, net cash provided by operating activities was $186.8 million. This amount was primarily attributable to decreases in accounts receivable and inventories. Changes in working capital during 2009 reflect the change in the business environment that began during the fourth quarter of 2008, when we began reducing inventory purchases as a result of weaker demand and declining prices.

Net cash used in investing activities was $20.2 million for the six months ended June 30, 2010, and consisted primarily of capital expenditures of $1.4 million and $19.0 million of cash paid for the Rubin acquisition, which closed on June 28, 2010. Net cash used in investing activities was $6.5 million for the six months ended June 30, 2009, and consisted of $4.2 million for the acquisition of VR Laser and $2.3 million of capital expenditures.

Net cash provided by financing activities was $41.1 million for the six months ended June 30, 2010, and consisted primarily of net borrowings on the intercompany loan facility of $41.0 million. Net cash used in financing activities was $237.6 million for the six months ended June 30, 2009, which represented net repayments on the ABL facility of $202.0 million, in addition to repayments of other long-term debt of $35.6 million.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of June 30, 2010, our borrowing availability under the ABL facility was $199.3 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Although the indenture governing the Metals USA Notes also contains covenants that restrict our ability to incur indebtedness and pay dividends based on our FCCR, the definition and application of the FCCR contained in the indenture differs from the definition and application of the FCCR in the ABL facility in that the numerator of the FCCR as defined in the indenture does not include cash income taxes or non-financed capital expenditures and the denominator of the FCCR as defined in the indenture does not include the sum of certain distributions paid in cash and scheduled principal reductions on debt, and separate FCCRs are required under certain circumstances. See “—Financing Activities” below.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of June 30, 2010, our FCCR was 2.60. As of June 30, 2010, we had $199.3 million of additional borrowing capacity under the ABL facility.

The indenture governing the Metals USA Notes contains covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to fixed charge coverage ratios (as defined). The covenants in the indenture require us to have an Adjusted EBITDA to fixed charge coverage ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under our indenture.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that limit or prohibit the Company from taking certain corporate actions. As of June 30, 2010, we were unable to pay dividends as a result of our inability to satisfy the terms of certain negative covenants in our debt agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$5.3	$(10.9)	$6.7	$(31.5)
Depreciation and amortization(1)	4.9	5.2	10.0	10.4
Interest expense	8.3	12.7	17.9	25.1
Gain on extinguishment of debt	—	(13.6)	—	(13.6)
Provision (benefit) for income taxes	3.8	(7.3)	5.5	(19.8)
Other (income) expense	—	(0.1)	—	(0.2)

EBITDA	22.3	(14.0)	40.1	(29.6)
Covenant defined adjustments:
Facilities closure(2)	—	—	—	0.4
Stock options and grant expense(3)	0.1	0.1	0.2	0.2
Advisory agreement fees(4)	3.3	0.3	3.6	0.6

Adjusted EBITDA(5)	25.7	(13.6)	43.9	(28.4)
Gain on sale of property and equipment	—	—	(0.1)	—
Provision for bad debts	0.5	1.1	1.1	2.1
Amortization of debt issuance costs	0.8	0.9	1.7	1.8
Deferred income taxes	0.8	(11.9)	0.6	(12.9)
Excess tax benefit from stock-based compensation	—	—	(0.1)	—
Advisory agreement termination charge	3.3	—	3.3	—
Interest expense	(8.3)	(12.7)	(17.9)	(25.1)
(Provision) benefit for income taxes	(3.8)	7.3	(5.5)	19.8
Other income (expense)	—	0.1	—	0.2
Facilities closure	—	—	—	(0.4)
Advisory agreement fees	(3.3)	(0.3)	(3.6)	(0.6)
Changes in assets and liabilities	(21.7)	91.2	(38.9)	230.3

Net cash (used in) provided by operating activities	$(6.0)	$62.1	$(15.5)	$186.8

Fixed charge coverage ratio numerator(6)	$91.4	$38.4	$91.4	$38.4
Fixed charge coverage ratio denominator(6)	$35.2	$124.0	$35.2	$124.0
Fixed charge coverage ratio(6)	2.60	0.31	2.60	0.31

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for severance costs incurred in the first quarter of 2009.
(3)	Non-cash stock option expense.
(4)	Represents accrued expenses related to the advisory agreement we had with Apollo, which was terminated in the second quarter of 2010.
(5)	As defined by the loan and security agreement governing the ABL facility.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

As of June 30, 2010, we had $290.8 million of eligible collateral, $75.0 million in outstanding advances, $16.5 million in open letters of credit and $199.3 million of additional borrowing capacity. As of June 30, 2010, we had $10.9 million of cash.

At July 30, 2010, we had $293.6 million of eligible collateral, $75.0 million in outstanding advances, $16.5 million in open letters of credit and $202.1 million of additional borrowing capacity. As of July 30, 2010, we had approximately $14.4 million of cash.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.534%, respectively, as of June 30, 2010.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of June 30, 2010, our FCCR was 2.60.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2010 amounted to $1.7 million of additional interest expense, consisting of $3.0 million of settlements, offset by $1.3 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $3.9 million at June 30, 2010, the entire amount of which was classified as accrued liabilities in the consolidated balance sheet.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2010.

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes.

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including the Redemption Date. All of the 2007 Notes were redeemed on the Redemption Date. Metals USA Holdings did not incur any early termination penalties in connection with the redemption of the 2007 Notes. Metals USA Holdings used a portion of the net proceeds from its IPO, as described more fully in Note 9 to our condensed consolidated financial statements for the quarter ended June 30, 2010, to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9 million.

Restricted Payments

Both the loan and security agreement governing the ABL facility and the indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $83.4 million as of June 30, 2010. No amount was available under the restricted payment provision contained in the indenture governing the Metals USA Notes as of June 30, 2010. As of June 30, 2010, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $148.5 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at June 30, 2010.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820. The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” in Note 1 to our condensed consolidated financial statements for the quarter ended June 30, 2010.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of June 30, 2010, outstanding borrowings under the ABL facility were $75.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the six months ended June 30, 2010, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.4 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the six months ended June 30, 2010 amounted to $1.7 million of additional interest expense, consisting of $3.0 million of settlements, offset by $1.3 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $3.9 million at June 30, 2010, the entire amount of which was classified as accrued liabilities in the consolidated balance sheet.

At June 30, 2010, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11  1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At July 23, 2010, the Metals USA Notes were traded at approximately 105.625% of face value, based on quoted market prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 5, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 5, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: August 5, 2010	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: August 5, 2010	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer