Form 10-Q
period 2010-09-30
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2010-11-12
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of common stock outstanding at November 12, 2010 of Flag Intermediate Holdings Corporation.: 100

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash	$11.1	$5.5
Accounts receivable, net of allowance of $6.1 and $6.3, respectively	166.9	124.8
Inventories	265.3	216.0
Deferred income tax asset	14.8	14.5
Prepayments and other	4.5	6.5

Total current assets	462.6	367.3
Property and equipment, net	183.2	183.4
Intangible assets, net	6.3	8.4
Goodwill	47.5	45.6
Other assets	8.1	14.5

Total assets	$707.7	$619.2

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$65.0	$56.3
Accrued liabilities	41.4	34.6
Payable to parent	8.8	—
Current portion of long-term debt	0.1	0.1

Total current liabilities	115.3	91.0
Long-term debt, less current portion	307.5	307.1
Deferred income tax liability	61.4	56.9
Due to parent	47.0	—
Other long-term liabilities	22.2	23.1

Total liabilities	553.4	478.1

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2010, and December 31, 2009, respectively	—	—
Additional paid-in capital	126.6	125.7
Retained earnings	27.5	15.8
Accumulated other comprehensive income (loss)	0.2	(0.4)

Total stockholder’s equity	154.3	141.1

Total liabilities and stockholder’s equity	$707.7	$619.2

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$345.3	$255.4	$968.2	$853.4
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	268.9	185.9	744.5	702.4
Operating and delivery	33.5	31.6	97.7	97.5
Selling, general and administrative	19.6	20.4	60.4	66.5
Depreciation and amortization	4.4	4.7	13.4	14.2
Gain on sale of property and equipment	—	—	(0.1)	—
Advisory agreement termination charge	—	—	3.3	—

Operating income (loss)	18.9	12.8	49.0	(27.2)
Other (income) expense:
Interest expense	9.5	10.1	27.4	35.2
Gain on extinguishment of debt	—	—	—	(13.6)
Other (income) expense, net	—	0.1	—	(0.1)

Income (loss) before income taxes	9.4	2.6	21.6	(48.7)
Provision (benefit) for income taxes	4.4	2.5	9.9	(17.3)

Net income (loss)	$5.0	$0.1	$11.7	$(31.4)

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$11.7	$(31.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of property and equipment	(0.1)	—
Provision for bad debts	1.3	2.7
Depreciation and amortization	14.9	15.9
Gain on extinguishment of debt	—	(13.6)
Amortization of debt issuance costs	2.6	2.7
Deferred income taxes	1.5	(4.3)
Excess tax benefit from stock-based compensation	(0.1)	—
Stock-based compensation	0.7	0.3
Advisory agreement termination charge	3.3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(39.5)	63.8
Inventories	(43.2)	196.6
Prepayments and other	2.2	3.1
Accounts payable and accrued liabilities	22.2	(4.3)
Other	1.6	0.8

Net cash (used in) provided by operations	(20.9)	232.3

Cash flows from investing activities:
Sales of assets	0.2	0.2
Purchases of assets	(2.2)	(3.6)
Acquisition costs, net of cash acquired	(19.0)	(4.2)

Net cash used in investing activities	(21.0)	(7.6)

Cash flows from financing activities:
Borrowings on credit facility	60.0	79.0
Repayments on credit facility	(59.5)	(357.0)
Repayments of long-term debt	(0.1)	(35.6)
Excess tax benefit from stock-based compensation	0.1	—
Advances from parent	47.0	—

Net cash provided by (used in) financing activities	47.5	(313.6)

Net increase (decrease) in cash	5.6	(88.9)
Cash, beginning of period	5.5	93.0

Cash, end of period	$11.1	$4.1

Supplemental cash flow information:
Cash paid for interest	$19.8	$23.4

Cash paid for income taxes	$1.0	$3.0

Cash (received) for income taxes	$(9.2)	$(19.4)

Investments in property, plant and equipment not paid	$0.1	$—

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Fair Value of Financial Assets and Liabilities—Accounting Standard Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Interest rate swaps	$3.1	$—	$3.1	$—

Unrealized gains or losses on derivatives are recorded in accumulated other comprehensive income (loss) at each measurement date.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s Senior Secured Asset-Based Revolving Credit Facility (the “ABL facility”) and other debt which is not publicly traded is estimated using cash flows discounted at current borrowing rates. The estimated fair value of current and long-term debt at December 31, 2009 and September 30, 2010 was $298.2 and $311.3, respectively.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends ASC 820. The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” above.

2. Acquisitions

J. Rubin & Co.

On June 28, 2010, we acquired all of the issued and outstanding stock of J. Rubin & Co. (“Rubin”) for $19.0. Rubin’s results of operations have been included in the condensed consolidated statement of operations since the date of acquisition. The purchase price was funded with existing cash, $17.8 of which was paid at closing and $1.2 of which was placed in escrow to secure the sellers’ indemnity obligations. The purchase price included $6.0 for the repayment of Rubin debt at closing. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.4, which was allocated to goodwill. The following table presents the provisional allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

June 30, 2010
Accounts receivable, trade	$3.9
Inventories	6.1
Other current assets	0.2
Property, plant and equipment	9.7
Customer list intangible asset	0.9
Goodwill	3.4

Total assets acquired	24.2

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	2.7

Total liabilities assumed	5.2

Net assets acquired	$19.0

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The estimated amount of goodwill and related allocation of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on final valuations of tangible and intangible assets. The customer list intangible asset will be amortized over two years based on its estimated useful life. The pro forma effects of the Rubin acquisition would not have been material to our results of operations for the quarter and nine months ended September 30, 2010 and, therefore, are not presented.

Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. Rubin’s product mix and processing services are provided to a diverse range of end markets.

VR Laser

In February 2009, we purchased substantially all of the operating assets of VR Laser Services USA, Inc. (“VR Laser” or “Philadelphia Plate”) for approximately $4.2. The purchase price was funded by borrowings under our ABL facility. VR Laser is a metal processor of carbon steel plate products located in Philadelphia, Pennsylvania. The total purchase price represents the acquisition-date fair value of the individual assets acquired, which consist entirely of plant and equipment. The VR Laser acquisition replicates much of our existing processing capabilities in our Plates and Shapes Southeast geographic region and expands our service offerings in the marine and defense industries.

3. Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials—
Plates and Shapes	$125.9	$111.0
Flat Rolled and Non-Ferrous	96.6	70.2
Building Products	5.8	5.1

Total raw materials	228.3	186.3

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	26.5	19.2
Building Products	10.5	10.5

Total work-in-process and finished goods	37.0	29.7

Total inventories	$265.3	$216.0

We recorded write-downs of $5.9 and $37.2 for inventory lower of cost or market adjustments during the three and nine months ended September 30, 2009, respectively, in our Plates and Shapes Group. We also recorded write-downs of $0.6 and $9.5 for inventory lower of cost or market adjustments during the three and nine months ended September 30, 2009, respectively, in our Flat Rolled and Non-Ferrous Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

4. Intangible Assets

The carrying amounts of the Company’s intangible assets are as follows:

	September 30, 2010	December 31, 2009
Customer lists	$41.6	$40.7
Effect of foreign currency	0.1	0.1
Less: Accumulated amortization	(38.0)	(35.2)

	$3.7	$5.6

Trade name	$3.3	$3.3
Less: Accumulated amortization	(0.7)	(0.5)

	$2.6	$2.8

During the quarter ended June 30, 2010, we acquired $0.9 of customer list intangible assets as a result of the Rubin acquisition discussed in Note 2.

No significant residual value is estimated for our intangible assets. Aggregate amortization expense for the three and nine months ended September 30, 2010 and 2009 was $0.9, $3.0, $1.2 and $4.0, respectively.

The following table represents the total estimated amortization of customer list intangible assets, excluding the effect of foreign currency, for the remaining useful lives of the assets:

For the Year Ending	Estimated Amortization Expense
2010 (remaining 3 months)	$0.9
2011	$2.1
2012	$0.6

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

(dollars in millions, except per share amounts)

earnings $1.7 of cumulative net losses associated with the derivative contract in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity, during the second quarter of 2009. The underlying derivative instrument will not expire until April 15, 2011, and all subsequent changes in the fair value of this instrument will be prospectively recognized in earnings.

As of September 30, 2009, and in connection with additional repayments of outstanding borrowings on the ABL facility, we removed the cash flow hedge designation from the remaining portion of our interest rate swaps. As a result of the removal of the cash flow hedge designations, we discontinued prospectively the use of hedge accounting on our remaining interest rate swaps. For the amount associated with the forecasted transactions still expected to occur, the net derivative instrument losses at the date of de-designation associated with these discontinued cash flow hedges will continue to be reported in OCI, and will be reclassified from OCI into earnings in the same periods during which the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2010, we reclassified into earnings $0.2 and $0.8 of net derivative losses from OCI. The amounts expected to be reclassified into earnings over the next twelve months amounted to $0.3 as of September 30, 2010. All subsequent changes in the fair value of these instruments will be prospectively recognized in earnings.

The following table presents the location within the consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at September 30, 2010 and December 31, 2009.

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Fair Value at September 30, 2010	Fair Value at December 31, 2009
Interest rate swaps	Accrued liabilities	$—	$—	$3.1	$4.4
	Other long-term liabilities	—	—	—	1.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$3.1	$5.8

Total Derivatives		$—	$—	$3.1	$5.8

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the consolidated statements of operations.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009	2010	2009
Interest rate swaps	$—	$(0.4)	$—	$(1.3)	$—	$—

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009
Interest rate swaps	$—	$(1.3)	$—	$(3.2)	$—	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest rate swaps	$(0.7)	$(0.3)	$(2.4)	$(2.0)

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

6. Other Assets

Other assets consist of the following:

	September 30, 2010	December 31, 2009
Deferred financing costs	$3.2	$5.3
Deferred debt offering costs	3.7	4.3
Deferred advisory agreement fees	—	3.7
Other	1.2	1.2

Total other assets	$8.1	$14.5

Aggregate amortization of debt issuance costs for the three and nine months ended September 30, 2010 and 2009 was $0.9, $2.6, $0.9 and $2.7, respectively. For the nine months ended September 30, 2009, $1.0 of deferred debt issuance costs was accelerated in connection with the extinguishment of debt during the period.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

During the second quarter of 2010, $3.3 of unamortized deferred advisory agreement fees were written off and charged to expense (see Note 14).

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Accrued salaries and employee benefits	$10.4	$9.9
Accrued income taxes	5.4	—
Accrued taxes, other than income	3.9	2.4
Accrued interest	9.4	3.2
Accrued insurance	4.9	4.8
Accrued audit and tax fees	0.8	0.8
Accrued warranty liability	0.4	0.4
Accrued lease terminations	0.5	0.9
Accrued advisory agreement fees	—	4.2
Current portion of interest rate swap liability	3.1	4.4
Other	2.6	3.6

Total accrued liabilities	$41.4	$34.6

See Note 14 for discussion of the termination of our advisory agreement payment obligation.

8. Debt

Debt consists of the following:

	September 30, 2010	December 31, 2009
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$75.5	$75.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bond	5.7	5.7
Other	0.1	0.2

Total debt	307.6	307.2
Less—current portion of debt	0.1	0.1

Total long-term portion of debt	$307.5	$307.1

The weighted average interest rates under the ABL facility for the three and nine months ended September 30, 2010 and 2009 were 2.19%, 2.09%, 2.73% and 3.05%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

The ABL facility permits us to borrow on a revolving basis through November 30, 2011. Substantially all of our subsidiaries are borrowers under the ABL facility.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

On July 1, 2008, we executed our option to increase the Tranche A Commitments by $100.0, which increased the total commitment from $525.0 to $625.0.

The maximum availability under the ABL facility is based on eligible receivables and eligible inventory, subject to certain reserves. As of September 30, 2010, we had $304.0 of eligible collateral, $75.5 in outstanding advances, $14.0 in open letters of credit and $214.5 of additional borrowing capacity.

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

For purposes of determining covenant compliance, the FCCR is calculated based on the most recent period of four consecutive fiscal quarters. As long as our borrowing availability is greater than or equal to $45.0, we do not have to maintain a minimum fixed charge coverage ratio. Should borrowing availability fall below $45.0, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. As of September 30, 2010, our FCCR was 2.40.

Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable on maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. A commitment fee of 0.25% per annum is payable on any unused commitments under the ABL facility. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.290%, respectively, as of September 30, 2010.

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

(dollars in millions, except per share amounts)

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility causing the Company to suffer a rapid loss of liquidity and the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment. We are in compliance in all material respects with all covenants as of September 30, 2010.

In February 2008, $250.0 notional amount of outstanding borrowings under the ABL facility was swapped from a floating LIBOR-based rate to a fixed rate (see Note 5).

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized issuance costs of $3.2 as of September 30, 2010, are included in other non-current assets.

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

All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Indenture governing the Metals USA Notes. Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Metals USA Notes Indenture.

The parent company of Flag Intermediate, Metals USA Holdings Corp. (“Metals USA Holdings”), is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. No amount was available under the restricted payment provision contained in the Indenture governing the Metals USA Notes as of September 30, 2010.

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

As of September 30, 2010, we were unable to pay dividends as a result of our inability to satisfy the terms of certain negative covenants in our debt agreements.

The Indenture governing the Metals USA Notes contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance in all material respects with all covenants as of September 30, 2010.

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

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $3.7 as of September 30, 2010, are included in other non-current assets.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Industrial Revenue Bond

The Industrial Revenue Bond (“IRB”) is payable on May 1, 2016 in one lump sum payment. The interest rate assessed on the IRB varies from month to month and was 0.44% at September 30, 2010. The IRB is secured by real estate and equipment acquired with proceeds from the IRB. The IRB places various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and is supported by a letter of credit. We were in compliance in all material respects with all covenants as of September 30, 2010.

9. Stockholder’s Equity

Common Stock

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at September 30, 2010, and are owned by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three and nine months ended September 30, 2010, was $0.5 and $0.7, respectively, and for the three and nine months ended September 30, 2009, was $0.1 and $0.3, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations in “Selling, general and administrative expense.”

2005 Stock and Incentive Plan

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “2005 Plan”) permits the issuance of options and restricted stock awards to employees and directors of the Company. The Plan has reserved for issuance up to 2.4 million shares of common stock. The Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised.

Tranche A Options

As September 30, 2010, Tranche A options for 404,936 shares were outstanding, 253,071 of which were exercisable. The weighted average exercise price of these options is $3.20 per share, with an aggregate intrinsic value of $4.0. The Tranche A options have a weighted average remaining contractual life of approximately 5 years with $0.1 of total unrecognized compensation cost remaining to be amortized over a period of two months.

Tranche B Options

As September 30, 2010, Tranche B options for 50,816 shares were outstanding, all of which were exercisable. The weighted average exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.5. The Tranche B options have a weighted average remaining contractual life of approximately 5 years.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

Stock Options

On September 13, 2010, pursuant to the 2010 Plan, 632,000 options to acquire the Metals USA Holdings’ common stock were granted to certain members of our management and to members of the Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The options granted to management vest ratably over four years retroactive to July 1, 2010 and have a contractual term of ten years. The options granted to the members of the Board of Directors vest ratably over three years retroactive to July 1, 2010, and also have a contractual term of ten years.

The fair value of the 2010 Plan option awards was estimated on the date of grant using a Black-Scholes option valuation model using the following valuation assumptions:

Expected dividend yield	0%
Expected stock price volatility	62.5%
Risk free interest rate	1.51%
Expected life (in years)—management options	5.0
Expected life (in years)—Board of Director options	4.0
Exercise price	$13.17

As of September 30, 2010, outstanding options granted under the 2010 Plan had no intrinsic value (i.e. the fair market value of the Company’s common stock was less than the options’ exercise price), with approximately $3.9 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 3.6 years.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of the Board of Directors. The awards granted to management vest

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

ratably over four years retroactive to July 1, 2010, while the awards granted to the members of the Board of Directors vest ratably over three years retroactive to July 1, 2010. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair market value of Metals USA Holdings’ common stock on the grant date. As of September 30, 2010, approximately $1.6 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 3.6 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book differences and tax credits. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2010 is 45.7% compared to the estimated annual effective tax rate benefit of 35.7% for the nine months ended September 30, 2009. The increase in the tax rate in 2010 is primarily due to tax reserves identified, and for the recapture of certain deductions arising from the carry back of our 2009 net operating loss to the stub period ended November 30, 2005.

As of September 30, 2010, our unrecognized tax benefits totaled $9.1, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with the respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.2 for the nine months ended September 30, 2010.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2010, the liability for uncertain taxes includes interest and penalties of $2.4 of which $0.3 is included in our statement of operations and impacted the Company’s overall effective income tax rate for the nine months ended September 30, 2010.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

12. Segment and Related Information

The following tables show summarized financial information for our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. Goodwill and customer list intangible assets resulting from the November 2005 acquisition of Metals USA by Apollo Management V L.P. (“Apollo”) and certain members of our management (the “Merger”) are assigned to reporting units solely for testing for impairment. The reconciliation of operating income to net income before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

	Three Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2010:
Net sales	$144.4	$180.1	$23.2	$(2.4)	$345.3
Operating income (loss)	9.7	12.1	1.2	(4.1)	18.9
Capital expenditures	0.5	0.1	—	0.2	0.8
Depreciation and amortization(1)	2.3	1.7	0.6	0.3	4.9
2009:
Net sales	$115.8	$115.5	$26.1	$(2.0)	$255.4
Operating income (loss)	7.9	8.9	1.2	(5.2)	12.8
Capital expenditures	1.1	—	—	0.2	1.3
Depreciation and amortization(1)	2.5	1.7	0.9	0.4	5.5

	Nine Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2010:
Net sales	$402.8	$509.1	$63.7	$(7.4)	$968.2
Operating income (loss)	30.2	36.2	0.1	(17.5)	49.0
Capital expenditures	1.6	0.4	—	0.2	2.2
Depreciation and amortization(1)	7.0	5.2	1.8	0.9	14.9
2009:
Net sales	$413.1	$374.0	$73.0	$(6.7)	$853.4
Operating income (loss)	(17.8)	9.7	(2.6)	(16.5)	(27.2)
Capital expenditures	2.8	0.5	—	0.3	3.6
Depreciation and amortization(1)	7.2	5.3	2.1	1.3	15.9

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

	September 30, 2010	December 31, 2009
Total Assets:
Plates and Shapes	$320.3	$291.3
Flat Rolled and Non-Ferrous	305.0	228.4
Building Products	41.9	43.2
Corporate and Other	40.5	56.3

Consolidated	$707.7	$619.2

Goodwill:
Plates and Shapes	$15.0	$15.2
Flat Rolled and Non-Ferrous	23.9	20.5
Building Products	2.1	2.1
Corporate and Other	6.5	7.8

Consolidated	$47.5	$45.6

Changes in goodwill recorded at the Corporate segment for the nine months ended September 30, 2010 are attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger, which was a taxable business combination. Changes in goodwill recorded at the Flat Rolled and Non-Ferrous segment for the nine months ended September 30, 2010 are attributable to the Rubin acquisition which closed on June 28, 2010 (see Note 2).

We recorded write-downs of $5.9 and $37.2 for inventory lower of cost or market adjustments during the three and nine months ended September 30, 2009, respectively, in our Plates and Shapes Group. We recorded write-downs of $0.6 and $9.5 for inventory lower of cost or market adjustments during the three and nine months ended September 30, 2009, respectively, in our Flat Rolled and Non-Ferrous Group.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at September 30, 2010 consist of a letter of credit in the amount of $5.8 in conjunction with the IRB (see Note 8) and other letters of credit aggregating $8.2 (total letters of credit of $14.0 at September 30, 2010). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL Facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of September 30, 2010, our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.8.

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

(dollars in millions, except per share amounts)

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

The advisory agreement would have terminated on December 31, 2012; however, Apollo elected to terminate the advisory agreement in connection with the completion of Metals USA Holdings’ IPO in April 2010. The payment obligation was terminated in consideration of $2.5. Unamortized deferred advisory fees of $3.3 were charged to expense during the second quarter of 2010.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 as of September 30, 2010. The advances have been primarily to accommodate working capital expansion and the Rubin acquisition discussed in Note 2. Borrowings under the Loan Agreement bear interest at a rate of LIBOR plus 6.50% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0, with a maturity date of June 15, 2012, unless otherwise extended or terminated earlier by the parties thereto. For the three and nine months ended September 30, 2010, Metals USA recognized $0.8 and $1.0, respectively, of interest expense related to the Loan Agreement.

Payable to Parent

In addition, Metals USA has recorded a payable to Metals USA Holdings in the amount of $6.1 for the receipt of a Federal income tax refund during the nine months ended September 30, 2010.

Other amounts payable to Metals USA Holdings as of September 30, 2010, are the result of routine intercompany transactions.

15. Comprehensive Income (Loss)

The following table sets forth comprehensive income (loss), net of applicable taxes, for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$5.0	$0.1	$11.7	$(31.4)
Other comprehensive income:
Foreign currency translation adjustments	0.1	0.3	0.1	0.5
Unrealized gains (losses) on derivatives	0.1	(0.2)	0.5	1.3

Total comprehensive income (loss)	$5.2	$0.2	$12.3	$(29.6)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of September 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9.3	$1.4	$0.4	$—	$11.1
Accounts receivable	—	0.3	165.5	1.6	(0.5)	166.9
Inventories	—	—	264.0	1.3	—	265.3
Deferred tax asset	—	14.8	—	—	—	14.8
Prepayments and other	—	1.2	3.3	—	—	4.5

Total current assets	—	25.6	434.2	3.3	(0.5)	462.6
Property and equipment, net	—	1.2	179.5	2.5	—	183.2
Intangible assets, net	—	0.1	5.9	0.3	—	6.3
Goodwill	—	6.5	38.9	2.1	—	47.5
Investment in subsidiaries, net	154.3	885.5	—	—	(1,039.8)	—
Other assets, net	—	7.6	0.5	—	—	8.1

Total assets	$154.3	$926.5	$659.0	$8.2	$(1,040.3)	$707.7

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.3	$65.0	$0.2	$(0.5)	$65.0
Accrued liabilities	—	26.3	14.9	0.2	—	41.4
Payable to parent	—	8.8	—	—	—	8.8
Current portion of long-term debt	—	—	0.1	—	—	0.1

Total current liabilities	—	35.4	80.0	0.4	(0.5)	115.3
Long-term debt, less current portion	—	301.8	5.7	—	—	307.5
Deferred income tax liability	—	61.4	—	—	—	61.4
Intercompany payable (receivable)	—	355.1	(353.9)	45.8	—	47.0
Other long-term liabilities	—	18.5	3.3	0.4	—	22.2

Total liabilities	—	772.2	(264.9)	46.6	(0.5)	553.4

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at September 30, 2010	—	—	—	—	—	—
Additional paid-in capital	126.6	126.6	724.7	23.1	(874.4)	126.6
Retained earnings	27.5	27.5	199.2	(61.5)	(165.2)	27.5
Accumulated other comprehensive income	0.2	0.2	—	—	(0.2)	0.2

Total stockholder’s equity	154.3	154.3	923.9	(38.4)	(1,039.8)	154.3

Total liabilities and stockholder’s equity	$154.3	$926.5	$659.0	$8.2	$(1,040.3)	$707.7

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As of December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$4.5	$0.6	$0.4	$—	$5.5
Accounts receivable	0.5	—	112.3	1.7	10.3	124.8
Inventories	—	—	214.9	1.1	—	216.0
Deferred tax asset	—	14.5	—	—	—	14.5
Prepayments and other	—	2.9	3.5	0.1	—	6.5

Total current assets	0.5	21.9	331.3	3.3	10.3	367.3
Property and equipment, net	—	1.5	179.3	2.6	—	183.4
Intangible assets, net	—	0.5	7.3	0.6	—	8.4
Goodwill	—	7.8	35.7	2.1	—	45.6
Investment in subsidiaries, net	141.1	844.3	—	—	(985.4)	—
Other assets	—	14.0	0.5	—	—	14.5

Total assets	$141.6	$890.0	$554.1	$8.6	$(975.1)	$619.2

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$1.3	$54.8	$0.2	$—	$56.3
Accrued liabilities	—	11.8	12.3	0.2	10.3	34.6
Current portion of long-term debt	—	—	0.1	—	—	0.1

Total current liabilities	—	13.1	67.2	0.4	10.3	91.0
Long-term debt, less current portion	—	301.3	5.8	—	—	307.1
Deferred income tax liability	—	56.9	—	—	—	56.9
Intercompany payable (receivable)	0.5	358.2	(404.3)	45.6	—	—
Other long-term liabilities	—	19.4	3.3	0.4	—	23.1

Total liabilities	0.5	748.9	(328.0)	46.4	10.3	478.1

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2009	—	—	—	—	—	—
Additional paid-in capital	125.7	125.7	705.7	23.2	(854.6)	125.7
Retained earnings	15.8	15.8	176.4	(61.4)	(130.8)	15.8
Accumulated other comprehensive loss	(0.4)	(0.4)	—	0.4	—	(0.4)

Total stockholder’s equity	141.1	141.1	882.1	(37.8)	(985.4)	141.1

Total liabilities and stockholder’s equity	$141.6	$890.0	$554.1	$8.6	$(975.1)	$619.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Three Months Ended September 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$343.5	$1.8	$—	$345.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	267.5	1.4	—	268.9
Operating and delivery	—	0.1	33.3	0.1	—	33.5
Selling, general and administrative	—	0.9	18.5	0.2	—	19.6
Depreciation and amortization	—	0.3	4.0	0.1	—	4.4

Operating income (loss)	—	(1.3)	20.2	—	—	18.9
Other (income) expense:
Interest expense	—	8.6	0.1	—	—	8.7
Intercompany charges	—	(10.6)	11.2	0.2	—	0.8
Equity in (earnings) loss of subsidiaries	(5.0)	(8.7)	—	—	13.7	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	5.0	9.4	8.9	(0.2)	(13.7)	9.4
Provision for income taxes	—	4.4	—	—	—	4.4

Net income (loss)	$5.0	$5.0	$8.9	$(0.2)	$(13.7)	$5.0

For the Three Months Ended September 30, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$253.2	$2.2	$—	$255.4
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	184.3	1.6	—	185.9
Operating and delivery	—	0.3	31.1	0.2	—	31.6
Selling, general and administrative	—	0.9	19.4	0.1	—	20.4
Depreciation and amortization	—	0.4	4.2	0.1	—	4.7

Operating income (loss)	—	(1.6)	14.2	0.2	—	12.8
Other (income) expense:
Interest expense	—	10.1	—	—	—	10.1
Intercompany charges	—	(6.1)	5.8	0.3	—	—
Equity in earnings of subsidiaries	(0.1)	(8.3)	—	—	8.4	—
Other (income) expense, net	—	—	—	0.1	—	0.1

Income (loss) before income taxes	0.1	2.7	8.4	(0.2)	(8.4)	2.6
Provision for income taxes	—	2.5	—	—	—	2.5

Net income (loss)	$0.1	$0.2	$8.4	$(0.2)	$(8.4)	$0.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Nine Months Ended September 30, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$962.5	$5.7	$—	$968.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	740.0	4.5	—	744.5
Operating and delivery	—	0.5	96.8	0.4	—	97.7
Selling, general and administrative	—	2.9	57.0	0.5	—	60.4
Depreciation and amortization	—	0.9	12.2	0.3	—	13.4
Gain on sale of equipment	—	—	(0.1)	—	—	(0.1)
Advisory agreement termination charge	—	3.3	—	—	—	3.3

Operating income (loss)	—	(7.6)	56.6	—	—	49.0
Other (income) expense:
Interest expense	—	26.2	0.2	—	—	26.4
Intercompany charges	—	(33.4)	33.7	0.7	—	1.0
Equity in earnings of subsidiaries	(11.7)	(22.0)	—	—	33.7	—
Other (income) expense, net	—	—	—	—	—	—

Income (loss) before income taxes	11.7	21.6	22.7	(0.7)	(33.7)	21.6
Provision for income taxes	—	9.9	—	—	—	9.9

Net income (loss)	$11.7	$11.7	$22.7	$(0.7)	$(33.7)	$11.7

For the Nine Months Ended September 30, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$847.6	$5.8	$—	$853.4
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	698.4	4.0	—	702.4
Operating and delivery	—	0.6	96.5	0.4	—	97.5
Selling, general and administrative	—	2.9	63.3	0.3	—	66.5
Depreciation and amortization	—	1.3	12.6	0.3	—	14.2

Operating income (loss)	—	(4.8)	(23.2)	0.8	—	(27.2)
Other (income) expense:
Interest expense	—	35.1	0.1	—	—	35.2
Intercompany charges	—	(42.0)	41.3	0.7	—	—
Equity in earnings of subsidiaries	31.4	64.4	—	—	(95.8)	—
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Other (income) expense, net	—	—	(0.2)	0.1	—	(0.1)

Income (loss) before income taxes	(31.4)	(48.7)	(64.4)	—	95.8	(48.7)
Provision (benefit) for income taxes	—	(17.3)	—	—	—	(17.3)

Net income (loss)	$(31.4)	$(31.4)	$(64.4)	$—	$95.8	$(31.4)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Nine Months Ended September 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$0.5	$22.0	$(42.7)	$(0.7)	$—	$(20.9)

Cash flows from investing activities:
Sale of assets	—	—	0.2	—	—	0.2
Purchase of assets	—	—	(2.2)	—	—	(2.2)
Acquisition costs, net of cash acquired	—	—	(19.0)	—	—	(19.0)

Net cash used in investing activities	—	—	(21.0)	—	—	(21.0)

Cash flows from financing activities:
Borrowings on the ABL	—	60.0	—	—	—	60.0
Repayments on the ABL	—	(59.5)	—	—	—	(59.5)
Repayments of other long-term debt	—	—	(0.1)	—	—	(0.1)
Net change in intercompany balances	(0.5)	(17.8)	64.6	0.7	—	47.0
Excess tax benefits from stock-based compensation	—	0.1	—	—	—	0.1

Net cash provided by financing activities	(0.5)	(17.2)	64.5	0.7	—	47.5

Net increase in cash	—	4.8	0.8	—	—	5.6
Cash, beginning of period	—	4.5	0.6	0.4	—	5.5

Cash, end of period	$—	$9.3	$1.4	$0.4	$—	$11.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Nine Months Ended September 30, 2009	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$—	$21.2	$210.5	$0.6	$—	$232.3

Cash flows from investing activities:
Sale of assets	—	—	0.2	—	—	0.2
Purchase of assets	—	(0.3)	(3.3)	—	—	(3.6)
Acquisition costs, net of cash acquired	—	—	(4.2)	—	—	(4.2)

Net cash used in investing activities	—	(0.3)	(7.3)	—	—	(7.6)

Cash flows from financing activities:
Borrowings on the ABL	—	79.0	—	—	—	79.0
Repayments on the ABL	—	(357.0)	—	—	—	(357.0)
Repayments on long-term debt	—	(34.1)	(1.5)	—	—	(35.6)
Net change in intercompany balances	—	202.3	(201.5)	(0.8)	—	—

Net cash used in financing activities	—	(109.8)	(203.0)	(0.8)	—	(313.6)

Net decrease in cash	—	(88.9)	0.2	(0.2)	—	(88.9)
Cash, beginning of period	—	92.5	0.3	0.2	—	93.0

Cash, end of period	$—	$3.6	$0.5	$—	$—	$4.1

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2010, approximately 93% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Through the first half of 2010, spot prices for the key steel-making raw materials moved steadily higher as a result of the continuation of strong Chinese steel production and upticks in demand in the U.S. domestic market. At the same time, the global supply/demand balance remained sufficiently tight, driven primarily by the discipline of a consolidated set of producers in addition to a fundamental shift by steel service centers to what is believed to be the optimum volume of inventory held, which is considered to be much lower now than in previous cycles. These factors, along with a gradual improvement in the general economy, contributed to a steady climb in demand and pricing for steel products from the low in June 2009 through the 2010 second quarter.

More recently, domestic steel buyers have exhibited caution pending stabilization of recent price decreases. Seasonal demand weakness in the fourth quarter may put further pressure on pricing for the remainder of 2010, as end users maintain low inventories in line with lower business activity levels during the fourth quarter. Historical seasonal patterns are also generally indicative of increased demand as the cycle moves into the first quarter. However, there can be no guarantees regarding the timing or extent of any future upward price trends or demand increases. Any number of political or general economic factors could cause prices to decline.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended September 30, 2010 Compared to September 30, 2009

	2010	%	2009	%
	(In millions, except percentages)
Net sales	$345.3	100.0%	$255.4	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	268.9	77.9%	185.9	72.8%
Operating and delivery	33.5	9.7%	31.6	12.4%
Selling, general and administrative	19.6	5.7%	20.4	8.0%
Depreciation and amortization	4.4	1.3%	4.7	1.8%

Operating income	18.9	5.5%	12.8	5.0%
Interest expense	9.5	2.8%	10.1	4.0%
Other (income) expense, net	—	—	0.1	0.0%

Income before income taxes	$9.4	2.7%	$2.6	1.0%

Net sales. Net sales increased $89.9 million, or 35.2%, from $255.4 million for the three months ended September 30, 2009 to $345.3 million for the three months ended September 30, 2010. The increase was primarily attributable to a 25.2% increase in shipments in addition to a 12.2% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Third quarter 2010 results included a full quarter of contribution from our latest acquisition, J. Rubin & Co. (“Rubin”), which closed in late June 2010. Rubin contributed $8.6 million of incremental sales for the third quarter of 2010. The increase in volumes stemmed from better operating performance in an improving economy and stronger demand across most of our end-use markets, with the exception of weak non-residential construction and diminished levels of energy demand in the Gulf of Mexico. Prices reached a trough in late June 2009, followed by a trend of very modest increases for the remainder of 2009 and through the first half of 2010. Prices exhibited some pressure for most of the third quarter of 2010, as buyers remained cautious ahead of the seasonally slower fourth quarter. Net sales decreased $2.9 million, or 11.1%, for our Building Products Group.

Cost of sales. Cost of sales increased $83.0 million, or 44.6%, from $185.9 million for the three months ended September 30, 2009, to $268.9 million for the three months ended September 30, 2010. The increase was primarily attributable to a 25.2% increase in shipments, in addition to a 20.0% increase in average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. The Rubin acquisition added $5.8 million of incremental cost of sales for the third quarter of 2010. Cost of sales for our Building Products Group decreased $1.8 million, or 10.3%. We recorded a $6.5 million write-down for inventory lower of cost or market adjustments in our metal service center businesses during the third quarter of 2009 as a result of price decreases and weak demand for steel products during the first nine months of 2009. Cost of sales as a percentage of net sales increased from 72.8% for the third quarter of 2009 to 77.9% for the third quarter of 2010.

Operating and delivery. Operating and delivery expenses increased $1.9 million, or 6.0%, from $31.6 million for the three months ended September 30, 2009 to $33.5 million for the three months ended September 30, 2010. The increase was a result of higher variable costs associated with increased shipments, partially offset by cost reduction initiatives implemented over the last year. As a percentage of net sales, operating and delivery expenses decreased from 12.4% for the three months ended September 30, 2009 to 9.7% for the three months ended September 30, 2010.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.8 million, or 3.9%, from $20.4 million for the three months ended September 30, 2009 to $19.6 million for the three months ended September 30, 2010. Decreases in costs associated with employee benefits of approximately $0.7 million, consulting fees of approximately $0.4 million, and bad debt expense of $0.3 million contributed to the period-over-period decline. As a percentage of net sales, selling, general and administrative expenses decreased from 8.0% for the three months ended September 30, 2009 to 5.7% for the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense decreased $0.3 million, or 6.4%, from $4.7 million for the three months ended September 30, 2009 to $4.4 million for the three months ended September 30, 2010. Over the past two years, the Company has reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs have decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with acquisitions completed in May 2006, the acquisition of Lynch Metals Inc. (“Lynch Metals”) in July 2007, and the Merger.

Operating income. Operating income increased $6.1 million, or 47.7%, from $12.8 million for the three months ended September 30, 2009 to $18.9 million for the three months ended September 30, 2010. The increase was primarily a result of the increase in sales discussed above, as well as the Rubin acquisition, which added $0.7 million of incremental operating income for the period. In addition, the decreases in selling, general and administrative expenses, and depreciation and amortization, as discussed above also contributed to the increase in operating income. As a percentage of net sales, operating income increased from 5.0% for the three months ended September 30, 2009 to 5.5% for the three months ended September 30, 2010.

Interest expense. Interest expense decreased $0.6 million, or 5.9%, from $10.1 million for the three months ended September 30, 2009 to $9.5 million for the three months ended September 30, 2010. The decrease was a function of reduced borrowings on our ABL facility. The weighted average outstanding balance on our ABL facility decreased from $120.4 million for the three months ended September 30, 2009 to $72.8 million for the same period of 2010.

Consolidated Results—Nine Months Ended September 30, 2010 Compared to September 30, 2009

	2010	%	2009	%
	(In millions, except percentages)
Net sales	$968.2	100.0%	$853.4	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	744.5	76.9%	702.4	82.3%
Operating and delivery	97.7	10.1%	97.5	11.4%
Selling, general and administrative	60.4	6.2%	66.5	7.8%
Depreciation and amortization	13.4	1.4%	14.2	1.7%
Gain on sale of property and equipment	(0.1)	0.0%	—	—
Advisory agreement termination charge	3.3	0.3%	—	—

Operating income (loss)	49.0	5.1%	(27.2)	-3.2%
Interest expense	27.4	2.8%	35.2	4.1%
Gain on extinguishment of debt	—	—	(13.6)	-1.6%
Other (income) expense, net	—	—	(0.1)	0.0%

Income (loss) before income taxes	$21.6	2.2%	$(48.7)	-5.7%

Net sales. Net sales increased $114.8 million, or 13.5%, from $853.4 million for the nine months ended September 30, 2009 to $968.2 million for the nine months ended September 30, 2010. The increase was primarily attributable to a 14.1% increase in shipments, in addition to a 1.6% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Results for the nine months ended September 30, 2010, include the results from the Rubin acquisition from the date of the acquisition closing, which occurred on June 28, 2010. Rubin contributed $9.1 million of incremental sales for the nine months ended September 30, 2010. The increase in volumes stemmed from better operating performance in an improving economy and stronger demand across most of our end-use markets, with the exception of weak non-residential construction and diminished levels of energy demand in the Gulf of Mexico. Although prices have been trending upward at a modest rate since late June 2009, the increase in period-over-period average realized prices of 1.6% was mainly due to significant mill price reductions that occurred in a very compressed time period, primarily during the second quarter of 2009. Weak demand caused prices for many grades of steel to fall substantially, as steel producers in North America reduced prices and cut production to adjust to lower order levels. As a result, although our metal service center businesses have benefited from a broader market recovery since mid-2009, the increase in net sales for the year-to-date period of 2010 versus the same period of 2009 has largely been driven by volumes. Net sales decreased $9.3 million, or 12.7%, for our Building Products Group.

Cost of sales. Cost of sales increased $42.1 million, or 6.0%, from $702.4 million for the nine months ended September 30, 2009, to $744.5 million for the nine months ended September 30, 2010. The increase was primarily attributable to a 14.1% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, partially offset by a 5.8% decrease in average cost per ton. The Rubin acquisition added $6.1 million of incremental cost of sales for the nine months ended September 30, 2010. Cost of sales for our Building Products Group decreased $6.5 million, or 12.8%. We recorded $46.7 million of write-downs for inventory lower of cost or market adjustments in our metal service center businesses during the first nine months of 2009 as a result of price decreases and weak demand for steel products during the first half of 2009. Cost of sales as a percentage of net sales decreased from 82.3% for the first nine months of 2009 to 76.9% for the first nine months of 2010.

Operating and delivery. Operating and delivery expenses increased $0.2 million, or 0.2%, from $97.5 million for the nine months ended September 30, 2009 to $97.7 million for the nine months ended September 30, 2010. The increase was a result of higher variable costs associated with increased shipments, partially offset by cost reduction initiatives implemented over the last year. As a percentage of net sales, operating and delivery expenses decreased from 11.4% for the nine months ended September 30, 2009 to 10.1% for the nine months ended September 30, 2010.

Selling, general and administrative. Selling, general and administrative expenses decreased $6.1 million, or 9.2%, from $66.5 million for the nine months ended September 30, 2009 to $60.4 million for the nine months ended September 30, 2010. Lower costs associated with salaries and employee benefits, which amounted to approximately $6.1 million, achieved through personnel reductions and other cost reduction initiatives were the primary contributors to the period-over-period decrease. The decrease also includes a decrease of $1.3 million of expense related to potentially uncollectible customer accounts from the first nine months of 2009. As a percentage of net sales, selling, general and administrative expenses decreased from 7.8% for the nine months ended September 30, 2009 to 6.2% for the nine months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense decreased $0.8 million, or 5.6%, from $14.2 million for the nine months ended September 30, 2009 to $13.4 million for the nine months ended September 30, 2010. Over the past two years, the Company has reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs have decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

Operating income (loss). Operating income (loss) increased $76.2 million, or 280.1%, from an operating loss of $27.2 million for the nine months ended September 30, 2009 to operating income of $49.0 million for the nine months ended September 30, 2010. The increase was primarily a result of the increase in sales discussed above, as well as the decreases in selling, general and administrative expenses, and depreciation and amortization, as discussed above. In addition, the Rubin acquisition also contributed $0.8 million of incremental operating income for the period.

The increase in operating income during the first nine months of 2010 was partially offset by a one-time, $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO. As a percentage of net sales, operating income (loss) increased from (3.2%) for the nine months ended September 30, 2009 to 5.1% for the nine months ended September 30, 2010.

Interest expense. Interest expense decreased $7.8 million, or 22.2%, from $35.2 million for the nine months ended September 30, 2009 to $27.4 million for the nine months ended September 30, 2010. The decrease was primarily a function of reduced borrowings on our ABL facility. The weighted average outstanding balance on our ABL facility decreased from $213.2 million for the nine months ended September 30, 2009 to $74.9 million for the same period of 2010.

Gain on debt extinguishment. During the nine months ended September 30, 2010, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) during the same period.

Segment Results—Three Months Ended September 30, 2010 Compared to September 30, 2009

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2010:
Plates and Shapes	$144.4	$134.7	$9.7	$0.5	137
Flat Rolled and Non-Ferrous	180.1	168.0	12.1	0.1	138
Building Products	23.2	22.0	1.2	—	—
Corporate and other	(2.4)	1.7	(4.1)	0.2	(2)

Total	$345.3	$326.4	$18.9	$0.8	273

2009:
Plates and Shapes	$115.8	$107.9	$7.9	$1.1	113
Flat Rolled and Non-Ferrous	115.5	106.6	8.9	—	107
Building Products	26.1	24.9	1.2	—	—
Corporate and other	(2.0)	3.2	(5.2)	0.2	(2)

Total	$255.4	$242.6	$12.8	$1.3	218

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $28.6 million, or 24.7%, from $115.8 million for the three months ended September 30, 2009 to $144.4 million for the three months ended September 30, 2010. The increase was primarily attributable to a 21.2% increase in shipments, in addition to a 2.9% increase in average realized prices for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Operating costs and expenses increased $26.8 million, or 24.8%, from $107.9 million for the three months ended September 30, 2009 to $134.7 million for the three months ended September 30, 2010. The increase was primarily attributable to a 21.2% increase in shipments, in addition to a 10.4% increase in the average cost per ton for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This segment recorded a $5.9 million write-down for inventory lower of cost or market adjustments during the third quarter of 2009. Operating costs and expenses as a percentage of net sales increased from 93.2% for the three months ended September 30, 2009 to 93.3% for the three months ended September 30, 2010.

Operating income increased by $1.8 million, or 22.8%, from $7.9 million for the three months ended September 30, 2009 to $9.7 million for the three months ended September 30, 2010. Operating income as a percentage of net sales decreased from 6.8% for the three months ended September 30, 2009 to 6.7% for the three months ended September 30, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $64.6 million, or 55.9%, from $115.5 million for the three months ended September 30, 2009 to $180.1 million for the three months ended September 30, 2010. The Rubin acquisition contributed $8.6 million of incremental sales to the segment for the third quarter of 2010. The remaining increase was primarily attributable to a 23.4% increase in shipments, in addition to a 20.4% increase in average realized prices for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Sales of non-ferrous metals accounted for 37.3% of the segment’s sales product mix for the third quarter of 2010, compared to 43.3% for the third quarter of 2009.

Operating costs and expenses increased $61.4 million, or 57.6%, from $106.6 million for the three months ended September 30, 2009 to $168.0 million for the three months ended September 30, 2010. The Rubin acquisition contributed $7.9 million of incremental operating costs and expenses to the segment for the third quarter of 2010. The remaining increase was primarily attributable to a 28.3% increase in average cost per ton, in addition to a 23.4% increase in shipments. This segment recorded a $0.6 million write-down for inventory lower of cost or market adjustments during the third quarter of 2009. Operating costs and expenses as a percentage of net sales increased from 92.3% for the three months ended September 30, 2009 to 93.3% for the three months ended September 30, 2010.

Operating income increased by $3.2 million, or 36.0%, from $8.9 million for the three months ended September 30, 2009 to $12.1 million for the three months ended September 30, 2010. The Rubin acquisition added $0.7 million of operating income to the segment for the third quarter of 2010. Operating income as a percentage of net sales decreased from 7.7% for the three months ended September 30, 2009 to 6.7% for the three months ended September 30, 2010.

Building Products. Net sales decreased $2.9 million, or 11.1%, from $26.1 million for the three months ended September 30, 2009 to $23.2 million for the three months ended September 30, 2010. The sales decrease was driven by a downward trend in home improvement remodeling activity that continued into the third quarter of 2010. Consumer spending on residential remodeling has decreased due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $2.9 million, or 11.6%, from $24.9 million for the three months ended September 30, 2009 to $22.0 million for the three months ended September 30, 2010. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 95.4% for the three months ended September 30, 2009 to 94.8% for the same period of 2010.

Operating income remained level at $1.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Operating income as a percentage of net sales increased to 5.2% for the three months ended September 30, 2010 from 4.6% for the three months ended September 30, 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.1 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease was primarily due to a decrease in insurance, employee benefit, and consulting costs totaling approximately $0.8 million for the third quarter of 2010 as compared to the same period of 2009.

Segment Results—Nine Months Ended September 30, 2010 Compared to September 30, 2009

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
2010:
Plates and Shapes	$402.8	$372.6	$30.2	$1.6	380
Flat Rolled and Non-Ferrous	509.1	472.9	36.2	0.4	418
Building Products	63.7	63.6	0.1	—	—
Corporate and other	(7.4)	10.1	(17.5)	0.2	(6)

Total	$968.2	$919.2	$49.0	$2.2	792

2009:
Plates and Shapes	$413.1	$430.9	$(17.8)	$2.8	370
Flat Rolled and Non-Ferrous	374.0	364.3	9.7	0.5	330
Building Products	73.0	75.6	(2.6)	—	—
Corporate and other	(6.7)	9.8	(16.5)	0.3	(6)

Total	$853.4	$880.6	$(27.2)	$3.6	694

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales decreased $10.3 million, or 2.5%, from $413.1 million for the nine months ended September 30, 2009 to $402.8 million for the nine months ended September 30, 2010. The decrease was primarily attributable to a 5.1% decrease in average realized prices, partially offset by a 2.7% increase in shipments for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in net sales for the nine months ended September 30, 2010 versus the same period of 2009 was partially offset by the February 2009 acquisition of Philadelphia Plate, which added an incremental $3.5 million of net sales to our Plates and Shapes segment for the nine months ended September 30, 2010.

Operating costs and expenses decreased $58.3 million, or 13.5%, from $430.9 million for the nine months ended September 30, 2009 to $372.6 million for the nine months ended September 30, 2010. The decrease was primarily attributable to a 17.2% decrease in the average cost per ton, partially offset by a 2.7% increase in shipments for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This segment recorded $37.2 million of write-downs for inventory lower of cost or market adjustments during the first nine months of 2009. The 2009 acquisition of Philadelphia Plate added $3.0 million of incremental operating costs and expenses to this segment for the nine months ended September 30, 2010. Operating costs and expenses as a percentage of net sales decreased from 104.3% for the nine months ended September 30, 2009 to 92.5% for the nine months ended September 30, 2010.

Operating income (loss) increased by $48.0 million, or 269.7%, from an operating loss of $17.8 million for the nine months ended September 30, 2009 to operating income of $30.2 million for the nine months ended September 30, 2010. The increase primarily resulted from lower operating costs and expenses, which were primarily the result of decreases in average cost per ton discussed above in addition to cost reduction initiatives implemented over the last year. Operating income (loss) as a percentage of net sales increased from (4.3%) for the nine months ended September 30, 2009 to 7.5% for the nine months ended September 30, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $135.1 million, or 36.1%, from $374.0 million for the nine months ended September 30, 2009 to $509.1 million for the nine months ended September 30, 2010. The Rubin acquisition contributed $9.1 million of incremental sales to this segment for the nine months ended September 30, 2010. The remaining increase was primarily attributable to a 26.7% increase in shipments, in addition to a 5.5% increase in average realized prices for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Sales of non-ferrous metals accounted for 38.2% of the segment’s sales product mix for the first nine months of 2010, compared to 38.5% for the same period of 2009.

Operating costs and expenses increased $108.6 million, or 29.8%, from $364.3 million for the nine months ended September 30, 2009 to $472.9 million for the nine months ended September 30, 2010. The Rubin acquisition contributed $8.3 million of incremental operating costs and expenses to the segment for the third quarter of 2010. The remaining increase was primarily attributable to a 26.7% increase in shipments, in addition to a 3.3% increase in average cost per ton. This segment recorded $9.5 million of write-downs for inventory lower of cost or market adjustments during the first nine months of 2009. Operating costs and expenses as a percentage of net sales decreased from 97.4% for the nine months ended September 30, 2009 to 92.9% for the nine months ended September 30, 2010.

Operating income increased by $26.5 million, or 273.2%, from $9.7 million for the nine months ended September 30, 2009 to $36.2 million for the nine months ended September 30, 2010. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Operating income as a percentage of net sales increased from 2.6% for the nine months ended September 30, 2009 to 7.1% for the nine months ended September 30, 2010.

Building Products. Net sales decreased $9.3 million, or 12.7%, from $73.0 million for the nine months ended September 30, 2009 to $63.7 million for the nine months ended September 30, 2010. The sales decrease was driven by lower consumer spending on residential remodeling due to the depreciation of homes, lower limits on home equity loans and decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses decreased $12.0 million, or 15.9%, from $75.6 million for the nine months ended September 30, 2009 to $63.6 million for the nine months ended September 30, 2010. The decrease was primarily due to lower sales volume and a decrease in variable costs related to lower market demand, and to a lesser extent due to cost reduction measures which were implemented to align the cost structure of the segment to current levels of lower market demand. Operating costs and expenses as a percentage of net sales decreased from 103.6% for the nine months ended September 30, 2009 to 99.8% for the same period of 2010.

Operating income (loss) increased from an operating loss of $2.6 million for the nine months ended September 30, 2009 to operating income of $0.1 million for the nine months ended September 30, 2010. The increase was primarily attributable to lower operating costs, which decreased at a rate that was greater than the rate of decline in sales. Operating income (loss) as a percentage of net sales was 0.2% for the nine months ended September 30, 2010 compared to (3.6%) for the same period of 2009.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $1.0 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. During the second quarter of 2010, unamortized prepaid advisory fees of $3.3 million were charged to expense as a result of the termination of our advisory agreement with Apollo in connection with our IPO. This one-time charge was partially offset by a decrease in salaries, employee benefits, and consulting fees of approximately $2.0 million for the nine months ended September 30, 2010 versus the same period of 2009.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of September 30, 2010, we had $304.0 million of eligible collateral, $75.5 million in outstanding advances, $14.0 million in open letters of credit and $214.5 million of additional borrowing capacity. As of September 30, 2010, we had $11.1 million of cash.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. At September 30, 2010, our long-term debt consisted of $75.5 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, an IRB with $5.7 million principal amount outstanding and $0.1 million in vendor financing and purchase money notes. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $276.3 million at December 31, 2009 to $347.3 million at September 30, 2010.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our Condensed Consolidated Statements of Cash Flows included in our condensed consolidated financial statements for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, net cash used in operating activities was $20.9 million. During the first nine months of 2010, our working capital increased as we experienced an environment of modestly increasing prices and slowly recovering end-market demand. Increases of $39.5 million in our accounts receivable balance and $43.2 million in our inventory value were the primary contributors to operating cash outflows for the period. These amounts were partially offset by operating cash inflows attributable to increases in accounts payable and accrued liabilities of $22.2 million. During the nine months ended September 30, 2009, net cash provided by operating activities was $232.3 million. This amount was primarily attributable to decreases in accounts receivable and inventories. Changes in working capital during 2009 reflect the change in the business environment that began during the fourth quarter of 2008, when we began reducing inventory purchases as a result of weaker demand and declining prices.

Net cash used in investing activities was $21.0 million for the nine months ended September 30, 2010, and consisted primarily of capital expenditures of $2.2 million and $19.0 million of cash paid for the Rubin acquisition, which closed on June 28, 2010. Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2009, and consisted of $4.2 million for the acquisition of VR Laser and $3.6 million of capital expenditures.

Net cash provided by financing activities was $47.5 million for the nine months ended September 30, 2010, and consisted primarily of borrowings on the intercompany loan facility of $47.0 million. Net cash used in financing activities was $313.6 million for the nine months ended September 30, 2009, which represented net repayments on the ABL facility of $278.0 million, in addition to repayments of other long-term debt of $35.6 million.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. The interest rate in respect of borrowings under the ABL facility is determined in reference to the FCCR, and should borrowing availability under the ABL facility fall below $45.0 million, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of September 30, 2010, our borrowing availability under the ABL facility was $214.5 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

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

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of September 30, 2010, our FCCR was 2.40. As of September 30, 2010, we had $214.5 million of additional borrowing capacity under the ABL facility.

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

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of September 30, 2010, we were unable to pay dividends as a result of our inability to satisfy the terms of certain negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and net cash (used in) provided by operating activities:

Reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and net cash (used in)

provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$5.0	$0.1	$11.7	$(31.4)
Depreciation and amortization(1)	4.9	5.5	14.9	15.9
Interest expense	9.5	10.1	27.4	35.2
(Gain) loss on extinguishment of debt	—	—	—	(13.6)
Provision (benefit) for income taxes	4.4	2.5	9.9	(17.3)
Other (income) expense, net	—	0.1	—	(0.1)

EBITDA	23.8	18.3	63.9	(11.3)
Covenant defined adjustments:
Facilities closure(2)	—	1.1	—	1.5
Stock options and grant expense(3)	0.5	0.1	0.7	0.3
Advisory agreement fees(4)	—	0.3	3.6	0.9

Adjusted EBITDA(5)	24.3	19.8	68.2	(8.6)
Gain on sale of property and equipment	—	—	(0.1)	—
Provision for bad debts	0.2	0.6	1.3	2.7
Amortization of debt issuance costs	0.9	0.9	2.6	2.7
Deferred income taxes	0.9	8.6	1.5	(4.3)
Excess tax benefit from stock-based compensation	—	—	(0.1)	—
Advisory agreement termination charge	—	—	3.3	—
Interest expense	(9.5)	(10.1)	(27.4)	(35.2)
(Provision) benefit for income taxes	(4.4)	(2.5)	(9.9)	17.3
Other income (expense), net	—	(0.1)	—	0.1
Facilities closure	—	(1.1)	—	(1.5)
Advisory agreement fees	—	(0.3)	(3.6)	(0.9)
Changes in assets and liabilities	(17.8)	29.7	(56.7)	260.0

Net cash (used in) provided by operating activities	$(5.4)	$45.5	$(20.9)	$232.3

Fixed charge coverage ratio numerator(6)	$85.2	$16.1	$85.2	$16.1
Fixed charge coverage ratio denominator(6)	$35.5	$117.3	$35.5	$117.3
Fixed charge coverage ratio(6)	2.40	0.14	2.40	0.14

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	This amount represents charges in the Building Products Group for severance costs incurred in the first quarter of 2009.
(3)	Non-cash stock option expense.
(4)	Represents accrued expenses related to the advisory agreement we had with Apollo, which was terminated in the second quarter of 2010.
(5)	As defined by the loan and security agreement governing the ABL facility.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

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

As of September 30, 2010, we had $304.0 million of eligible collateral, $75.5 million in outstanding advances, $14.0 million in open letters of credit and $214.5 million of additional borrowing capacity. As of September 30, 2010, we had $11.1 million of cash.

At November 5, 2010, we had $308.7 million of eligible collateral, $81.0 million in outstanding advances, $14.0 million in open letters of credit and $213.7 million of additional borrowing capacity. As of November 5, 2010, we had approximately $7.4 million of cash.

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

A commitment fee is payable on any unused commitments under the ABL facility of 0.25% per annum. The applicable base rate and the effective LIBOR rate for the Tranche A Commitments and Tranche A-1 Commitments were 3.25% and 0.290%, respectively, as of September 30, 2010.

Certain Covenants. The ABL facility contains customary representations, warranties and covenants as a precondition to lending, including a material adverse change in the business, limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales and sale lease-back transactions, and engage in certain transactions with affiliates. In addition, the ABL facility requires a lock-box arrangement, which, as long as borrowing availability is greater or equal to $45.0 million and in the absence of default, is controlled by Metals USA. As long as our borrowing availability is greater than or equal to $45.0 million, we do not have to maintain a minimum FCCR. Should borrowing availability fall below $45.0 million, we must maintain an FCCR of at least 1.0 to 1.0. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility) minus income taxes paid in cash minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters. As of September 30, 2010, our FCCR was 2.40.

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

The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of specified covenants, failure to make any payment when due under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default the agreement may permit the lenders to: (i) restrict the account or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility which would cause the Company to suffer a rapid loss of liquidity and restrict the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately: (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment.

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2010 amounted to $2.4 million of additional interest expense, consisting of $4.3 million of settlements, offset by $1.9 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $3.1 million at September 30, 2010, the entire amount of which was classified as accrued liabilities in the consolidated balance sheet.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance in all material respects with all covenants as of September 30, 2010.

Metals USA Holdings’ Senior Floating Rate Toggle Notes due 2012

On July 10, 2007, Metals USA Holdings issued $300.0 million initial aggregate principal amount of the 2007 Notes.

On April 14, 2010, Metals USA Holdings called for redemption of all of its remaining outstanding 2007 Notes, representing an aggregate principal amount of approximately $169.6 as of the date thereof. The redemption price of the 2007 Notes was 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to but not including the Redemption Date. All of the 2007 Notes were redeemed on the Redemption Date. Metals USA Holdings did not incur any early termination penalties in connection with the redemption of the 2007 Notes. Metals USA Holdings used a portion of the net proceeds from its IPO to finance the redemption. The aggregate cash payment for the redemption, including accrued and unpaid interest, was approximately $170.9 million.

Restricted Payments

Both the loan and security agreement governing the ABL facility and the Indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. The amount available under the restricted payment provision contained in the loan and security agreement governing the ABL facility was $92.1 million as of September 30, 2010. No amount was available under the restricted payment provision contained in the Indenture governing the Metals USA Notes as of September 30, 2010. As of September 30, 2010, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $154.3 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at September 30, 2010.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820. The guidance requires companies to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. The standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. See “Fair Value of Financial Assets and Liabilities” in Note 1 to our condensed consolidated financial statements for the quarter ended September 30, 2010.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of September 30, 2010, outstanding borrowings under the ABL facility were $75.5 million. Based on the weighted average borrowings outstanding on the ABL facility during the nine months ended September 30, 2010, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.6 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from derivatives which were recognized in earnings during the nine months ended September 30, 2010 amounted to $2.4 million of additional interest expense, consisting of $4.3 million of settlements, offset by $1.9 million of changes in the fair value of derivatives. The fair value of the Company’s interest rate swaps was $3.1 million at September 30, 2010, the entire amount of which was classified as accrued liabilities in the consolidated balance sheet.

At September 30, 2010, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At October 29, 2010, the Metals USA Notes were traded at approximately 105.875% of face value, based on quoted market prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated November 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 12, 2010, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated November 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 12, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: November 12, 2010	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: November 12, 2010	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer