Form 10-Q
period 2001-03-31
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2011-05-16
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock outstanding at May 16, 2011 of Flag Intermediate Holdings Corporation.: 100

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	supply, demand, prices and other market conditions for steel and other commodities;

•	the timing and extent of changes in commodity prices;

•	the effects of competition on our business lines;

•	the condition of the steel and metal markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	the ability of our counterparties to satisfy their financial commitments;

•	tariffs and other government regulations relating to our products and services;

•	adverse developments in our relationship with both our key employees and unionized employees;

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$10.8	$15.2
Accounts receivable, net of allowance of $6.2 and $5.9, respectively	220.7	149.3
Inventories	338.3	290.8
Deferred income tax asset	12.6	12.0
Prepayments and other	9.3	9.8

Total current assets	591.7	477.1
Property and equipment, net	244.9	198.8
Intangible assets, net	27.9	7.4
Goodwill	55.5	47.3
Other assets	13.5	13.5

Total assets	$933.5	$744.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$91.5	$66.6
Accrued liabilities	44.2	31.6
Payable to parent	10.4	9.6
Current portion of long-term debt	1.5	1.1

Total current liabilities	147.6	108.9
Long-term debt, less current portion	480.1	345.4
Deferred income tax liability	66.0	62.5
Due to parent	47.0	47.0
Other long-term liabilities	22.2	22.2

Total liabilities	762.9	586.0

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	127.4	127.0
Retained earnings	42.6	30.7
Accumulated other comprehensive income	0.6	0.4

Total stockholder’s equity	170.6	158.1

Total liabilities and stockholder’s equity	$933.5	$744.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended March 31,
	2011	2010
Net sales	$432.3	$287.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	329.7	218.4
Operating and delivery	41.1	31.3
Selling, general and administrative	26.8	21.0
Depreciation and amortization	4.8	4.6
Loss (gain) on sale of property and equipment	0.1	(0.1)

Operating income	29.8	12.7
Other expense:
Interest expense	9.8	9.6

Income before income taxes	20.0	3.1
Provision for income taxes	8.1	1.7

Net income	$11.9	$1.4

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$11.9	$1.4
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on sale of property and equipment	0.1	(0.1)
Provision for bad debts	0.7	0.6
Depreciation and amortization	5.3	5.1
Amortization of debt issuance costs	0.7	0.9
Deferred income taxes	3.4	(0.2)
Excess tax benefit from stock-based compensation	—	(0.1)
Stock-based compensation	0.4	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(54.6)	(24.3)
Inventories	(29.4)	(7.7)
Prepayments and other	0.6	1.3
Accounts payable and accrued liabilities	14.5	13.5
Other	0.1	—

Net cash used in operations	(46.3)	(9.5)

Cash flows from investing activities:
Sales of assets	0.1	0.1
Purchases of assets	(2.0)	(0.5)
Acquisition costs, net of cash acquired	(88.8)	—

Net cash used in investing activities	(90.7)	(0.4)

Cash flows from financing activities:
Borrowings on credit facility	133.4	46.5
Repayments on credit facility	—	(37.5)
Repayments of long-term debt	(0.1)	—
Deferred financing costs	(0.7)	—
Excess tax benefit from stock-based compensation	—	0.1

Net cash provided by financing activities	132.6	9.1

Net decrease in cash	(4.4)	(0.8)
Cash, beginning of period	15.2	5.5

Cash, end of period	$10.8	$4.7

Supplemental cash flow information:
Cash paid for interest	$2.9	$2.7

Cash paid for income taxes	$0.1	$0.2

Cash received for income taxes	$(0.1)	$(0.7)

Investments in property and equipment not paid	$0.1	$0.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Basis of Presentation and Summary of Significant Accounting Policies

Flag Intermediate Holdings Corporation (“Flag Intermediate”) and its 100% wholly owned subsidiary Metals USA, Inc. (“Metals USA”) and the 100% wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company,” “we” or “our.” Metals USA prior to its November 30, 2005 acquisition by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”) (the “Merger”) is referred to herein as the “Predecessor Company.” The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. Flag Intermediate and Metals USA are 100% wholly owned subsidiaries of Metals USA Holdings Corp. (“Metals USA Holdings”).

The interim condensed consolidated financial statements included herein are unaudited; however, they include adjustments of a normal recurring nature which, in our opinion, are necessary to present fairly the interim condensed consolidated financial information as of and for the periods indicated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Fair Value of Financial Assets and Liabilities—Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Interest rate swaps	$0.9	$—	$0.9	$—

	December 31, 2010
Interest rate swaps	$2.3	$—	$2.3	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at March 31, 2011 and December 31, 2010 was $537.1 and $401.8, respectively.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 Business Combinations ( Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 below.

2. Acquisitions

The Richardson Trident Company

On March 11, 2011, we acquired 100% of the outstanding common shares of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the condensed consolidated statement of operations since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.7 in cash for the equity of Trident, which included $54.2 for the repayment of Trident debt and $1.8 in the form of a note payable. The purchase was funded with borrowings under our $500.0 amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”).

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $8.7, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Trident. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 4). The Trident acquisition was a taxable business combination and as such, the entire amount of the goodwill recognized is expected to be deductible for income tax purposes.

The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuation of tangible and intangible assets. The following table presents the provisional allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

March 11, 2011
Accounts receivable, trade	$17.5
Inventories	18.1
Other current assets	0.1
Property and equipment	49.0
Customer list intangible asset	18.0
Trade name intangible asset	3.3
Goodwill	8.7

Total assets acquired	114.7

Accounts payable and accrued liabilities	24.1
Note payable	1.8

Total liabilities assumed	25.9

Net assets acquired	$88.8

Results for the quarter ended March 31, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. Trident contributed $9.2 of incremental sales and $0.6 of operating income for the quarter ended March 31, 2011. Acquisition-related costs for the period ended March 31, 2011 amounted to approximately $1.2 million, and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

Trident provides a broad range of metals and processing services with a product mix that emphasizes aluminum, stainless steel and nickel. The majority of Trident’s customer base operates in the oil and gas services sector. Trident also serves customers in the aerospace, defense and transportation industries. Processing services include precision sawing, boring, honing, slitting, sheeting, shearing and tuning. Trident also offers supply chain solutions such as just-in-time delivery and value-added components required by original equipment manufacturers. As a result of the acquisition, we expect to expand our position as a leading integrated metals processor and distributor in additional markets, as well as enhance our non-ferrous and value-added processing product and service offerings.

The following unaudited pro forma information presents our consolidated results of operations as if the Trident acquisition had occurred on January 1, 2010, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, severance costs for certain Trident employees that were terminated as of the acquisition date, certain other non-recurring costs that we will not incur after taking control of Trident, and a provision for income taxes for Trident, which was previously treated as an S-Corporation.

	Three Months Ended March 31,
	2011	2010
Net sales	$458.1	$322.9
Net income	$11.3	$1.9

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. The results of operations of ORMS have been included in the condensed consolidated statement of operations since the date of acquisition. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio Valley. The purchase price for ORMS was $17.8, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuations. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

December 31, 2010
Accounts receivable, trade	$2.6
Inventories	5.0
Other current assets	0.1
Property and equipment	18.3
Fulfillment contract intangible asset	0.8
Goodwill	0.4

Total assets acquired	27.2

Accounts payable and accrued liabilities	5.6
Long-term debt	8.4
Interest rate swaps	0.5
Deferred tax liabilities	3.3

Total liabilities assumed	17.8

Net assets acquired	$9.4

The fulfillment contract intangible asset will be amortized on a straight-line basis over fifteen years based on its estimated useful life. The pro forma effects of the ORMS acquisition would not have been material to our results of operations for the quarter ended March 31, 2011 and, therefore, are not presented.

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

June 28, 2010
Accounts receivable, trade	$3.8
Inventories	5.8
Other current assets	0.2
Property and equipment	9.7
Customer list intangible asset	2.0
Goodwill	3.5

Total assets acquired	25.0

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	3.5

Total liabilities assumed	6.0

Net assets acquired	$19.0

The customer list intangible asset will be amortized on a straight-line basis over ten years based on its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the three months ended March 31, 2011 and, therefore, are not presented.

J. Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. J. Rubin’s product mix and processing services are provided to a diverse range of end markets.

3. Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials—
Plates and Shapes	$149.6	$138.6
Flat Rolled and Non-Ferrous	143.4	108.3
Building Products	5.4	5.4

Total raw materials	298.4	252.3

Work-in-process and finished goods—
Plates and Shapes	—	—
Flat Rolled and Non-Ferrous	28.9	29.3
Building Products	11.0	9.2

Total work-in-process and finished goods	39.9	38.5

Total inventories	$338.3	$290.8

4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the three months ended March 31, 2011 are as follows:

	As of December 31, 2010	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits	Currency Translation	As of March 31, 2011
Plates and Shapes
Gross Goodwill and
Carrying Amount of Goodwill	$14.9	$—	$(0.1)	$—	$14.8

Flat Rolled and Non-Ferrous
Gross Goodwill and
Carrying Amount of Goodwill	24.4	8.7	—	—	33.1

Building Products
Gross Goodwill and
Carrying Amount of Goodwill	2.2	—	—	0.1	2.3

Corporate
Gross Goodwill	10.0	—	(0.5)	—	9.5
Impairments	(4.2)	—	—	—	(4.2)

Carrying Amount of Goodwill	5.8	—	(0.5)	—	5.3

Consolidated Total
Gross Goodwill	51.5	8.7	(0.6)	0.1	59.7
Impairments	(4.2)	—	—	—	(4.2)

Carrying Amount of Goodwill	$47.3	$8.7	$(0.6)	$0.1	$55.5

Changes in goodwill recorded at the Flat Rolled and Non-Ferrous segment for the three months ended March 31, 2011 are attributable to the Trident acquisition, which closed on March 11, 2011, discussed in Note 2. Changes in goodwill recorded at the Corporate and Plates and Shapes segments for the three months ended March 31, 2011, are attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services (“Port City”), respectively, which were taxable business combinations. Changes in goodwill recorded at the Building Products segment are attributable to the effect of foreign currency.

The carrying amounts of the Company’s intangible assets are as follows:

	March 31, 2011	December 31, 2010
Customer lists	$60.8	$42.8
Less: Accumulated amortization	(39.5)	(38.8)

	$21.3	$4.0

Trade names	$6.6	$3.3
Less: Accumulated amortization	(0.8)	(0.7)

	$5.8	$2.6

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	—	—

	$0.8	$0.8

During the quarter ended March 31, 2011, we acquired $18.0 of customer list intangible assets and $3.3 of trade name intangible assets as a result of the Trident acquisition discussed in Note 2.

Aggregate amortization expense for the three months ended March 31, 2011 and 2010 was $0.8 and $1.1, respectively.

Aggregate remaining amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2011 (remaining 9 months)	$2.6
2012	$2.5
2013	$2.0
2014	$1.9
2015	$1.9
Thereafter	$17.0

5. Derivatives

In February 2008, we entered into a series of interest rate swap agreements that entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, thereby converting a combined $250.0 notional amount of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. The agreements will be fully expired as of May 16, 2011. We account for gains and losses on our interest rate swap derivatives based on realized and unrealized amounts. Realized gains and losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of our derivative contracts in place.

The primary objective for our use of these interest rate hedges is to reduce our exposure to changes in interest rates on the ABL facility. The Company endeavors to finance its investment in working capital at the lowest possible cost and to manage variable interest rate exposure to achieve greater flexibility in meeting overall financial objectives.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 8. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 as of March 31, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from these derivatives are recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives.

The following table presents the location within the condensed consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at March 31, 2011 and December 31, 2010.

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at December 31, 2010	Fair Value at March 31, 2011	Fair Value at December 31, 2010
Interest rate swaps	Accrued liabilities	$—	$—	$0.5	$1.9
	Other long-term liabilities	—	—	0.4	0.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$0.9	$2.3

Total Derivatives		$—	$—	$0.9	$2.3

The following tables present the pretax impact of the Company’s derivative instruments within the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the condensed consolidated statements of operations.

	Derivatives Not Designated as Hedging Instruments
	Amount Recognized as Interest Expense from Derivatives
	Three months ended March 31,
	2011	2010
Interest rate swaps	$0.1	$1.4

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to two counterparties, which we monitor based on credit ratings. As of March 31, 2011, our interest rate swap derivatives had net negative fair values (liability positions).

6. Other Assets

Other assets consist of the following:

	March 31, 2011	December 31, 2010
Deferred financing costs	$9.1	$8.9
Deferred debt offering costs	3.4	3.6
Other	1.0	1.0

Total other assets	$13.5	$13.5

Aggregate amortization of debt issuance costs for the three months ended March 31, 2011 and 2010 was $0.7 and $0.9, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
Salaries and employee benefits	$11.1	$10.8
Income taxes	7.9	3.1
Taxes, other than income	2.0	2.8
Interest	9.9	3.3
Insurance	5.5	5.2
Audit and tax fees	0.9	0.5
Warranty liability	0.5	0.5
Lease terminations	0.3	0.4
Merger consideration—Predecessor Company common shares outstanding	0.4	0.6
Current portion of interest rate swap liability	0.5	1.9
Other	5.2	2.5

Total accrued liabilities	$44.2	$31.6

8. Debt

Debt consists of the following:

	March 31, 2011	December 31, 2010
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$239.4	$106.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bonds (IRBs)	13.4	13.4
Due to Parent	47.0	47.0
Obligations under capital leases and other	2.5	0.8

Total debt	528.6	393.5
Less—current portion of debt	1.5	1.1

Total long-term portion of debt	$527.1	$392.4

The weighted average interest rates under the ABL facility for the three months ended March 31, 2011 and 2010 were 3.27% and 2.08%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement (the “ABL Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. Flag Intermediate and Metals USA are 100% wholly-owned subsidiaries of Metals USA Holdings Corp.

The ABL Credit Agreement provides for a new $500.0 (which may be increased up to $750.0 at the option of Metals USA, including up to $35.0 under a first-in last-out (“FILO”) tranche)), 5-year, senior secured asset-based credit facility (the “ABL facility”) that amended and restated Metals USA’s then-existing $625.0 senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

On March 9, 2011, we activated $25.0 of the FILO tranche under the ABL facility. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

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

As of March 31, 2011, we had $405.1 of eligible collateral, $239.4 in outstanding advances, $23.0 in open letters of credit and $142.7 of additional borrowing capacity.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 2.50% (3.875% for the FILO tranche) as of March 31, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 1.50% (2.875% for the FILO tranche) as of March 31, 2011). The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.3084%, respectively, as of March 31, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum fixed charge coverage ratio (“FCCR”) as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of March 31, 2011, our FCCR was 2.83. We were in compliance with all covenants as of March 31, 2011.

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

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $9.1 and $8.9 were included in other non-current assets as of March 31, 2011 and December 31, 2010, respectively.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. As of March 31, 2011, $4.2 was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes.

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

The Metals USA Notes indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2011.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $3.4 and $3.6 were included in other non-current assets as of March 31, 2011 and December 31, 2010, respectively.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2016. The Jeffersonville IRBs had principal amounts outstanding of $3.5 and $4.2 as of March 31, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of March 31, 2011, the weighted average variable interest rate on the IRBs was 0.51%. See Note 5 for a discussion of fixed interest rates payable on the Jeffersonville IRBs under interest rate swap agreements. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of March 31, 2011.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 as of March 31, 2011 and December 31, 2010. The

advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2. Borrowings under the Loan Agreement bear interest at a rate of LIBOR plus 6.50% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0, with a maturity date of June 15, 2012, unless otherwise extended or terminated earlier by the parties thereto. For the three months ended March 31, 2011, Metals USA recognized $0.8 of interest expense related to the Loan Agreement.

9. Stockholder’s Equity

Common Stock

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at March 31, 2011, and are owned by Metals USA Holdings through Flag Intermediate, its 100% wholly-owned subsidiary.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 was $0.4 and $0.1, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations in “Selling, general and administrative expense.”

2005 Stock and Incentive Plan

Metals USA Holdings’ Amended and Restated 2005 Stock and Incentive Plan (the “2005 Plan”) permits the issuance of options and restricted stock awards to employees and directors of the Company. The 2005 Plan has reserved for issuance up to 2.4 million shares of common stock. The 2005 Plan has two tranches of options, Tranche A and Tranche B. Tranche A options vest on a pro-rata basis over five years, have a term of ten years, and expire if not exercised. Tranche B options, which include both a service and a performance condition, vest on the eighth anniversary of the date of grant or earlier dependent on the satisfaction of an internal rate of return on capital invested, have a term of ten years from date of grant, and expire if not exercised.

Tranche A Options

As of March 31, 2011, Tranche A options for 404,936 shares were outstanding, 387,505 of which were exercisable. The weighted average exercise price of these options is $3.20 per share, with an aggregate intrinsic value of $5.3. The Tranche A options have a weighted average remaining contractual life of approximately 4.8 years. Compensation expense associated with the Tranche A options has been fully recognized as of March 31, 2011.

Tranche B Options

As of March 31, 2011, Tranche B options for 50,816 shares were outstanding, all of which were exercisable. The weighted average exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.7. The Tranche B options have a weighted average remaining contractual life of approximately 4.7 years. Compensation expense associated with the Tranche B options has been fully recognized as of March 31, 2011.

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

Subject to adjustment, the 2010 Plan authorizes the issuance of up to 2.6 million shares of common stock pursuant to the grant or exercise of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards.

The 2010 Plan is administered by Metals USA Holdings’ Board of Directors or the Compensation Committee thereof, or such other committee of the Board of Directors as the Board of Directors may designate from time to time (the “Committee”). Among other things, the Committee has the authority to select individuals to whom awards may be granted, to determine the type of award, to determine the terms and conditions of any such awards, including vesting terms, to interpret the terms and provisions of the 2010 Plan and awards granted thereunder and to otherwise administer the plan.

Stock Options

On September 13, 2010, pursuant to the 2010 Plan, 632,000 options to acquire the Metals USA Holdings’ common stock were granted to certain members of our management and to members of the Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The options granted to management vest ratably over four years and have a contractual term of ten years. The options granted to the members of the Board of Directors vest ratably over three years and also have a contractual term of ten years.

The fair value of the 2010 Plan option awards was estimated on the date of grant using a Black-Scholes option valuation model using the following valuation assumptions:

Expected dividend yield	0%
Expected stock price volatility	62.5%
Risk free interest rate	1.51%
Expected life (in years)—management options	5.0
Expected life (in years)—Board of Director options	4.0
Exercise price	$13.17

As of March 31, 2011, outstanding options granted under the 2010 Plan had an aggregate intrinsic value of $2.0, with approximately $3.3 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 3.1 years.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. As of March 31, 2011, approximately $1.4 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 3.1 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income from continuing operations before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book differences and tax credits. The Company’s estimated annual effective tax rate for the three months ended March 31, 2011 is 40.3% compared to the estimated annual effective tax rate of 54.8% for the three months ended March 31, 2010. The decrease in the tax rate in 2011 is primarily due to the impact of state taxes and permanent items on the respective levels of pre-tax book income.

As of March 31, 2011, our unrecognized tax benefits totaled $8.7, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with the respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1 for the three months ended March 31, 2011.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of March 31, 2011, the liability for uncertain taxes includes interest and penalties of $2.8 of which $0.1 is included in our statement of operations and impacted the Company’s overall effective income tax rate for the three months ended March 31, 2011.

12. Segment Information

The following tables show summarized financial information for our reportable segments. The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income to net income before income taxes is shown within the condensed consolidated statements of operations and therefore is not separately presented.

	Three Months Ended March 31,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2011:
Net sales	$190.2	$228.5	$16.2	$(2.6)	$432.3
Operating income (loss)	22.0	17.1	(1.8)	(7.5)	29.8
Capital expenditures	1.6	0.2	—	0.2	2.0
Depreciation and amortization(1)	2.3	2.2	0.6	0.2	5.3
2010:
Net sales	$121.9	$152.0	$16.2	$(2.2)	$287.9
Operating income (loss)	9.1	10.9	(1.7)	(5.6)	12.7
Capital expenditures	0.4	0.1	—	—	0.5
Depreciation and amortization(1)	2.4	1.8	0.6	0.3	5.1

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	March 31, 2011	December 31, 2010
Total Assets:
Plates and Shapes	$366.2	$328.1
Flat Rolled and Non-Ferrous	487.1	329.8
Building Products	40.5	38.7
Corporate and Other	39.7	47.5

Consolidated	$933.5	$744.1

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at March 31, 2011 consist of a letter of credit in the amount of $11.3 in conjunction with the IRBs (see Note 8) and other letters of credit aggregating $11.7 (total letters of credit of $23.0 at March 31, 2011). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.5 and $6.7 as of March 31, 2011 and December 31, 2010, respectively.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity.

14. Related Party Transactions

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement. See Note 8.

Payable to Parent

In addition, Metals USA has recorded a payable to Metals USA Holdings in the amount of $6.1 for the receipt of a Federal income tax refund during the year ended December 31, 2010.

Other amounts payable to Metals USA Holdings as of March 31, 2011 are the result of routine intercompany transactions.

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net income	$11.9	$1.4
Other comprehensive income:
Foreign currency translation adjustments	0.1	0.1
Unrealized gains on derivatives	0.1	0.3

Total comprehensive income	$12.1	$1.8

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of March 31, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$4.2	$5.9	$0.7	$—	$10.8
Accounts receivable	—	—	220.2	1.4	(0.9)	220.7
Inventories	—	—	337.2	1.1	—	338.3
Deferred income tax asset	—	5.2	7.4	—	—	12.6
Prepayments and other	—	0.2	9.1	—	—	9.3

Total current assets	—	9.6	579.8	3.2	(0.9)	591.7
Property and equipment, net	—	—	242.4	2.5	—	244.9
Intangible assets, net	—	—	27.7	0.2	—	27.9
Goodwill	—	5.3	47.9	2.3	—	55.5
Investment in subsidiaries	170.6	895.1	—	—	(1,065.7)	—
Other assets	—	12.5	1.0	—	—	13.5

Total assets	$170.6	$922.5	$898.8	$8.2	$(1,066.6)	$933.5

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$92.1	$0.3	$(0.9)	$91.5
Accrued liabilities	—	9.5	34.5	0.2	—	44.2
Payable to parent	—	10.4	—	—	—	10.4
Current portion of long-term debt	—	0.5	1.0	—	—	1.5

Total current liabilities	—	20.4	127.6	0.5	(0.9)	147.6
Long-term debt, less current portion	—	467.1	13.0	—	—	480.1
Due to parent	—	47.0	—	—	—	47.0
Deferred income tax liability	—	25.5	40.5	—	—	66.0
Intercompany payable (receivable)	—	176.0	(221.7)	45.7	—	—
Other long-term liabilities	—	15.9	5.8	0.5	—	22.2

Total liabilities	—	751.9	(34.8)	46.7	(0.9)	762.9

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at March 31, 2011	—	—	—	—	—	—
Additional paid-in capital	127.4	127.4	642.6	23.1	(793.1)	127.4
Retained earnings (accumulated deficit)	42.6	42.6	290.1	(61.6)	(271.1)	42.6
Accumulated other comprehensive income	0.6	0.6	0.9	—	(1.5)	0.6

Total stockholder’s equity (deficit)	170.6	170.6	933.6	(38.5)	(1,065.7)	170.6

Total liabilities and stockholder’s equity	$170.6	$922.5	$898.8	$8.2	$(1,066.6)	$933.5

As of December 31, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$12.5	$2.0	$0.7	$—	$15.2
Accounts receivable	—	0.3	148.1	1.1	(0.2)	149.3
Inventories	—	—	289.6	1.2	—	290.8
Deferred income tax asset	—	12.0	—	—	—	12.0
Prepayments and other	—	2.1	7.7	—	—	9.8

Total current assets	—	26.9	447.4	3.0	(0.2)	477.1
Property and equipment, net	—	1.9	194.4	2.5	—	198.8
Intangible assets, net	—	—	7.1	0.3	—	7.4
Goodwill	—	5.8	39.3	2.2	—	47.3
Investment in subsidiaries	158.1	879.8	—	—	(1,037.9)	—
Other assets	—	13.0	0.5	—	—	13.5

Total assets	$158.1	$927.4	$688.7	$8.0	$(1,038.1)	$744.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.9	$65.7	$0.2	$(0.2)	$66.6
Accrued liabilities	—	17.8	13.6	0.2	—	31.6
Payable to parent	—	9.6	—	—	—	9.6
Current portion of long-term debt	—	—	1.1	—	—	1.1

Total current liabilities	—	28.3	80.4	0.4	(0.2)	108.9
Long-term debt, less current portion	—	332.3	13.1	—	—	345.4
Deferred income tax liability	—	59.2	3.3	—	—	62.5
Intercompany payable (receivable)	—	331.4	(330.0)	45.6	—	47.0
Other long-term liabilities	—	18.1	3.6	0.5	—	22.2

Total liabilities	—	769.3	(229.6)	46.5	(0.2)	586.0

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2010	—	—	—	—	—	—
Additional paid-in capital	127.0	127.0	705.7	23.1	(855.8)	127.0
Retained earnings (accumulated deficit)	30.7	30.7	212.6	(61.6)	(181.7)	30.7
Accumulated other comprehensive income	0.4	0.4	—	—	(0.4)	0.4

Total stockholder’s equity (deficit)	158.1	158.1	918.3	(38.5)	(1,037.9)	158.1

Total liabilities and stockholder’s equity	$158.1	$927.4	$688.7	$8.0	$(1,038.1)	$744.1

For the Three Months Ended March 31, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$433.3	$1.6	$(2.6)	$432.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	331.0	1.3	(2.6)	329.7
Operating and delivery	—	0.1	40.8	0.2	—	41.1
Selling, general and administrative	—	2.0	24.7	0.1	—	26.8
Depreciation and amortization	—	—	4.7	0.1	—	4.8
Loss on sale of property and equipment	—	—	0.1	—	—	0.1

Operating income (loss)	—	(2.1)	32.0	(0.1)	—	29.8
Other (income) expense:
Interest expense	—	9.7	0.1	—	—	9.8
Intercompany charges	—	(7.0)	6.8	0.2	—	—
Equity in earnings of subsidiaries	(11.9)	(15.5)	—	—	27.4	—

Income (loss) before income taxes	11.9	10.7	25.1	(0.3)	(27.4)	20.0
Provision (benefit) for income taxes	—	(1.2)	9.3	—	—	8.1

Net income (loss)	$11.9	$11.9	$15.8	$(0.3)	$(27.4)	$11.9

For the Three Months Ended March 31, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$286.5	$1.4	$—	$287.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	217.2	1.2	—	218.4
Operating and delivery	—	0.2	30.9	0.2	—	31.3
Selling, general and administrative	—	0.9	20.0	0.1	—	21.0
Depreciation and amortization	—	0.3	4.1	0.2	—	4.6
Gain on sale of property and equipment	—	—	(0.1)	—	—	(0.1)

Operating income (loss)	—	(1.4)	14.4	(0.3)	—	12.7
Other (income) expense:
Interest expense	—	9.5	0.1	—	—	9.6
Intercompany charges	—	(11.5)	11.3	0.2	—	—
Equity in earnings of subsidiaries	(1.4)	(2.5)	—	—	3.9	—

Income (loss) before income taxes	1.4	3.1	3.0	(0.5)	(3.9)	3.1
Provision for income taxes	—	1.7	—	—	—	1.7

Net income (loss)	$1.4	$1.4	$3.0	$(0.5)	$(3.9)	$1.4

For the Three Months Ended March 31, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$(5.2)	$(40.7)	$(0.4)	$—	$(46.3)

Cash flows from investing activities:
Sales of assets	—	—	0.1	—	—	0.1
Purchases of assets	—	(0.2)	(1.8)	—	—	(2.0)
Acquisition costs, net of cash acquired	—	—	(88.8)	—	—	(88.8)

Net cash used in investing activities	—	(0.2)	(90.5)	—	—	(90.7)

Cash flows from financing activities:
Borrowings on credit facility	—	133.4	—	—	—	133.4
Repayments of long-term debt	—	—	(0.1)	—	—	(0.1)
Deferred financing costs	—	(0.7)	—	—	—	(0.7)
Net change in intercompany balances	—	(135.6)	135.2	0.4	—	—

Net cash provided by (used in) financing activities	—	(2.9)	135.1	0.4	—	132.6

Net increase (decrease) in cash	—	(8.3)	3.9	—	—	(4.4)
Cash, beginning of period	—	12.5	2.0	0.7	—	15.2

Cash, end of period	$—	$4.2	$5.9	$0.7	$—	$10.8

For the Three Months Ended March 31, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$0.5	$6.5	$(21.8)	$5.3	$—	$(9.5)

Cash flows from investing activities:
Sales of assets	—	—	0.1	—	—	0.1
Purchases of assets	—	—	(0.5)	—	—	(0.5)

Net cash used in investing activities	—	—	(0.4)	—	—	(0.4)

Cash flows from financing activities:
Borrowings on credit facility	—	46.5	—	—	—	46.5
Repayments on credit facility	—	(37.5)	—	—	—	(37.5)
Net change in intercompany balances	(0.5)	(15.9)	21.9	(5.5)	—	—
Excess tax benefits from stock-based compensation	—	0.1	—	—	—	0.1

Net cash provided by (used in) financing activities	(0.5)	(6.8)	21.9	(5.5)	—	9.1

Net decrease in cash	—	(0.3)	(0.3)	(0.2)	—	(0.8)
Cash, beginning of period	—	4.5	0.6	0.4	—	5.5

Cash, end of period	$—	$4.2	$0.3	$0.2	$—	$4.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on the inside of the front cover of this Form 10-Q for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for risk factors that may affect future performance.

Overview

All references to the “Company,” “we” or “our” include Flag Intermediate, its 100% wholly owned subsidiary Metals USA, and the 100% wholly owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the three months ended March 31, 2011, approximately 96% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-users. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

World steel production resumed growth in 2009 following a moderate rise in demand and the resumption of production at idled facilities. China has emerged as a major producer and consumer of steel, accounting for roughly half of total global steel production. Chinese steel consumption continued to grow through the global economic downturn as its economy only modestly decelerated from its multi-year growth trajectory.

According to the World Steel Association (“WSA”), world crude steel production was 1,413.6 million metric tons (mmt) in 2010, an increase of 15.0% from 2009. The U.S. produced 80.6 mmt of crude steel in 2010, an increase of 38.5% year over year.

With the global economy in recovery mode since late 2009, the steel industry has continued its recent improvement trend. However, given its economic sensitivity, the improvement in U.S. steel demand has been modest, in line with the recovery in end user industries, especially automotive and construction. According to WSA, steel demand in the U.S. is expected to increase 5.3% in 2011. Domestic steel makers continue to add capacity and resume operations at idled facilities in expectation of a long-term growth trend in the industry.

Although steel prices have been stabilizing since the latter part of 2009, the U.S. steel industry has witnessed intermittent volatility in prices with a large spot market. The magnitude and persistence of cyclical recovery momentum, along with global macroeconomic conditions, could meaningfully alter pricing in the near-term for the sector. Price trends will depend on maintenance of the supply-demand balance over the next several months and volatility in steelmaking input costs. There can be no guarantees regarding the timing or extent of any future upward price trends or demand increases. Any number of political or general economic factors could cause prices to decline.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended March 31, 2011 Compared to March 31, 2010

	2011	%	2010	%
	(In millions, except percentages)
Net sales	$432.3	100.0%	$287.9	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	329.7	76.3%	218.4	75.9%
Operating and delivery	41.1	9.5%	31.3	10.9%
Selling, general and administrative	26.8	6.2%	21.0	7.3%
Depreciation and amortization	4.8	1.1%	4.6	1.6%
Loss (gain) on sale of property and equipment	0.1	0.0%	(0.1)	0.0%

Operating income	29.8	6.9%	12.7	4.4%
Interest expense	9.8	2.3%	9.6	3.3%

Income before income taxes	$20.0	4.6%	$3.1	1.1%

Net sales. Net sales increased $144.4 million, or 50.2%, from $287.9 million for the three months ended March 31, 2010 to $432.3 million for the three months ended March 31, 2011. The increase was primarily attributable to a 47.8% increase in shipments, in addition to a 3.6% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group remained level period-over-period. Results for the quarter ended March 31, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. In addition, results for the quarter ended March 31, 2011 include the results of operations from the J. Rubin and ORMS acquisitions which closed in June and December of 2010, respectively. Trident, J. Rubin and ORMS contributed a combined $26.0 million of incremental sales for the quarter ended March 31, 2011. On a same store basis, shipments increased 31.7% and average realized prices increased 9.0% over the same period of 2010. The increase in volumes for our metal service center businesses occurred as a consequence of accelerating demand in the industrial economy in line with cyclical recovery momentum in durable goods, oil and gas, heavy equipment and automotive end markets, while non-residential construction markets continue to lag the general economy. We remain focused on product mix enhancement through inventory management, as well as through acquisitions, as a means to mitigate the effects of uneven demand associated with specific regions and end-use industries and to increase our footprint in markets that are showing increasing demand.

According to data from the Metals Service Center Institute, year-to-date actual shipments for the service center industry through March 2011 are up 23.5% over the same period of 2010. At the same time, inventory levels have remained relatively level through the first three months of 2011, indicating a supply-demand balance that is sufficiently tight given the current economic environment. We believe current price levels are sustainable if producers maintain production commensurate with demand; however there can be no guarantee that such trends will continue.

Cost of sales. Cost of sales increased $111.3 million, or 51.0%, from $218.4 million for the three months ended March 31, 2010 to $329.7 million for the three months ended March 31, 2011. The increase was primarily attributable to a 47.8% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 4.0% increase in average cost per ton. Cost of sales for our Building Products Group increased $0.4 million, or 3.4%. The Trident, J. Rubin and ORMS acquisitions added a combined $19.0 million of incremental cost of sales for the quarter ended March 31, 2011. On a same store basis, shipments increased 31.7% and average cost per ton increased 9.7% over the same period of 2010. The increase in volumes that contributed to higher cost of sales during the first quarter of 2011 was attributable to an increase in steel demand in certain sectors, in addition to end users restocking ahead of announced price increases from steel producers, as mills looked to maintain prices at higher levels in light of raw material prices that have risen sharply since last year and which are expected to remain firm. Cost of sales as a percentage of net sales increased from 75.9% for the three months ended March 31, 2010 to 76.3% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $9.8 million, or 31.3%, from $31.3 million for the three months ended March 31, 2010 to $41.1 million for the three months ended March 31, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $3.8 million and higher freight costs of approximately $2.8 million. As a percentage of net sales, operating and delivery expenses decreased from 10.9% for the three months ended March 31, 2010 to 9.5% for the three months ended March 31, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $5.8 million, or 27.6%, from $21.0 million for three months ended March 31, 2010 to $26.8 million for the three months ended March 31, 2011. Higher costs associated with incentive compensation, which amounted to approximately $2.3 million, contributed to the period-over-period increase. We also incurred costs of approximately $1.2 million during the first quarter of 2011 which were primarily attributable to the Trident acquisition, which closed in March 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 7.3% for the three months ended March 31, 2010 to 6.2% for the three months ended March 31, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 4.3%, from $4.6 million for the three months ended March 31, 2010 to $4.8 million for the three months ended March 31, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of March 31, 2011 was $244.9 million compared to $179.8 million as of March 31, 2010.

Operating income. Operating income increased $17.1 million, or 134.6%, from $12.7 million for the three months ended March 31, 2010 to $29.8 million for the three months ended March 31, 2011. The increase was primarily a result of the increase in sales discussed above, in addition to the recent acquisitions of Trident, J. Rubin and ORMS, which contributed a combined $1.3 million of incremental operating income for the three months ended March 31, 2011. As a percentage of net sales, operating income increased from 4.4% for the three months ended March 31, 2010 to 6.9% for the three months ended March 31, 2011.

Interest expense. Interest expense increased $0.2 million, or 2.1%, from $9.6 million for the three months ended March 31, 2010 to $9.8 million for the three months ended March 31, 2011. The decrease was associated with higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $76.1 million for the three months ended March 31, 2010 to $146.2 million for the three months ended March 31, 2011.

Segment Results—Three Months Ended March 31, 2011 Compared to March 31, 2010

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2011:
Plates and Shapes	$190.2	$168.2	$22.0	$1.6	151	12
Flat Rolled and Non-Ferrous	228.5	211.4	17.1	0.2	174	33
Building Products	16.2	18.0	(1.8)	—	—	—
Corporate and other	(2.6)	4.9	(7.5)	0.2	(2)	—

Total	$432.3	$402.5	$29.8	$2.0	323	45

2010:
Plates and Shapes	$121.9	$112.8	$9.1	$0.4	115	2
Flat Rolled and Non-Ferrous	152.0	141.1	10.9	0.1	127	7
Building Products	16.2	17.9	(1.7)	—	—	—
Corporate and other	(2.2)	3.4	(5.6)	—	(2)	—

Total	$287.9	$275.2	$12.7	$0.5	240	9

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $68.3 million, or 56.0%, from $121.9 million for the three months ended March 31, 2010 to $190.2 million for the three months ended March 31, 2011. The increase was primarily attributable to a 39.3% increase in shipments, in addition to a 12.0% increase in average realized prices for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Product demand for the Plates and Shapes Group is more transactional in nature and is typically associated with industries and end markets that show strength during later stages of economic cycles. Although we experienced an increase in demand for structural steel during the first quarter of 2011, our strong shipment volumes for the period were also partially attributable to certain customers purchasing inventory to stay ahead of announced price increases and the expectation of a normal seasonal recovery. We experienced increased demand from the marine transportation, defense, and energy services end markets during the first quarter of 2011. We also experienced more stable demand from the non-residential construction sector compared to previous quarters that were affected by the global economic recession. Non-residential construction typically lags behind the general economy by approximately eighteen months, and we expect to continue to see some gradual recovery in this market during 2011, although there can be no assurance that this will be the case.

Operating costs and expenses increased $55.4 million, or 49.1%, from $112.8 million for the three months ended March 31, 2010 to $168.2 million for the three months ended March 31, 2011. The increase was primarily attributable to a 39.3% increase in shipments, in addition to a 12.9% increase in the average cost per ton for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We incurred approximately $0.6 million of facility closure and severance expenses related to the closure of a Plates and Shapes location in Hayward, California during the first quarter of 2011, which contributed to the increase in operating costs and expenses versus the prior year. Operating costs and expenses as a percentage of net sales decreased from 92.5% for the three months ended March 31, 2010 to 88.4% for the three months ended March 31, 2011.

Operating income increased by $12.9 million, or 141.8%, from $9.1 million for the three months ended March 31, 2010 to $22.0 million for the three months ended March 31, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continue to focus on cost control even as business conditions are improving. Operating income as a percentage of net sales increased from 7.5% for the three months ended March 31, 2010 to 11.6% for the three months ended March 31, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $76.5 million, or 50.3%, from $152.0 million for the three months ended March 31, 2010 to $228.5 million for the three months ended March 31, 2011. Trident, J. Rubin and ORMS contributed a combined $26.0 million of incremental sales for the quarter ended March 31, 2011. The remaining increase was primarily attributable to a 24.6% increase in shipments, in addition to a 6.9% increase in average realized prices for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our recent acquisitions caused shipments during the first quarter of 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 37% of the segment’s sales product mix for the first quarter of 2011, compared to approximately 40% for the first quarter of 2010. Our Flat Rolled and Non-Ferrous Group experienced good demand in the automotive, heating and air conditioning equipment, and lawn and garden equipment markets during the first quarter of 2011, and we expect these markets to continue to do well during 2011, although there can be no assurance that this will be the case.

Operating costs and expenses increased $70.3 million, or 49.8%, from $141.1 million for the three months ended March 31, 2010 to $211.4 million for the three months ended March 31, 2011. Trident, J. Rubin and ORMS contributed a combined $24.7 million of incremental operating costs and expenses to the segment for the first quarter of 2011. The remaining increase was primarily attributable to a 24.6% increase in shipments, in addition to an 8.2% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 92.8% for the three months ended March 31, 2010 to 92.5% for the three months ended March 31, 2011.

Operating income increased by $6.2 million, or 56.9%, from $10.9 million for the three months ended March 31, 2010 to $17.1 million for the three months ended March 31, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Operating income as a percentage of net sales increased from 7.2% for the three months ended March 31, 2010 to 7.5% for the same period of 2011.

Building Products. Net sales of $16.2 million for the three months ended March 31, 2011 were in line with the segment’s net sales for the same period of 2010. The Building Products segment continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession and the resulting depreciation of homes, as well as decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses showed a slight increase of $0.1 million, or 0.5%, from $17.9 million for the three months ended March 31, 2010 to $18.0 million for the three months ended March 31, 2011. Operating costs and expenses as a percentage of net sales increased from 110.5% for the three months ended March 31, 2010 to 111.1% for the three months ended March 31, 2011.

Operating loss increased slightly from $1.7 million for the three months ended March 31, 2010 to $1.8 million for the three months ended March 31, 2011. Operating loss as a percentage of net sales was 11.1% for the quarter ended March 31, 2011 versus 10.5% for the quarter ended March 31, 2010.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $1.9 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to higher consulting fees associated with our recent acquisition of Trident and to higher accruals for incentive compensation.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of March 31, 2011, we had $405.1 million of eligible collateral, $239.4 million in outstanding advances, $23.0 million in open letters of credit and $142.7 million of additional borrowing capacity. As of March 31, 2011, we had $10.8 million of cash.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. As of March 31, 2011, our debt consisted of $239.4 million of outstanding borrowings under the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $13.4 million principal amount outstanding, a note payable to Metals USA Holdings in the amount of $47.0 million, and $2.5 million of capital leases and other obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $368.2 million at December 31, 2010 to $444.1 million at March 31, 2011.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed consolidated statements of cash flows included in our condensed consolidated financial statements for the three months ended March 31, 2011.

During the three months ended March 31, 2011, net cash used in operating activities was $46.3 million. During the first three months of 2011, our working capital increased as we experienced an environment of increasing prices and end-market demand. Increases of $54.6 million in our accounts receivable balance and $29.4 million in our inventory value were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to stronger sales which were primarily driven by sharply higher shipments versus the same quarter of the prior year. During the three months ended March 31, 2010, net cash used in operating activities was $9.5 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during the first quarter of 2010 reflected a more gradual improvement in the business environment that began during 2009.

Net cash used in investing activities was $90.7 million for the three months ended March 31, 2011, and consisted primarily of $88.8 million of cash paid for the Trident acquisition, which closed on March 11, 2011, and capital expenditures of $2.0 million. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2010, and consisted of $0.5 million of capital expenditures partially offset by $0.1 million of proceeds from the sale of assets.

Net cash provided by financing activities was $132.6 million for the three months ended March 31, 2011, which consisted of borrowings on the ABL facility of $133.4 million offset by $0.7 million of deferred financing costs and $0.1 million of debt repayments. Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2010, and consisted primarily of net borrowings under the ABL facility of $9.0 million.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of March 31, 2011, our borrowing availability under the ABL facility was $142.7 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

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

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of March 31, 2011, our FCCR was 2.83. As of March 31, 2011, we had $142.7 million of additional borrowing capacity under the ABL facility.

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

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended March 31, 2011. Adjusted EBITDA on a Pro Forma Basis, as defined in our credit agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Debt Ratio, as defined by the Indenture governing the Metals USA Notes. As of March 31, 2011, our Consolidated Total Debt Ratio was 4.1 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $116.9 million.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of March 31, 2011, we were not restricted under any of the negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA, Pro Forma Adjusted EBITDA, and net cash used in operating activities:

	Three Months Ended March 31,		Twelve Months Ended March 31,

	2011	2010	2011
Net income	$11.9	$1.4	$25.4
Depreciation and amortization(1)	5.3	5.1	20.0
Interest expense	9.8	9.6	37.4
Provision for income taxes	8.1	1.7	14.6

EBITDA	35.1	17.8	97.4
Covenant defined adjustments:
Facilities closure and severance costs(2)	0.6	—	0.6
Stock options and grant expense(3)	0.4	0.1	1.5
Advisory agreement fees(4)	—	0.3	3.5
Acquisition expenses(5)	1.2	—	1.2

Adjusted EBITDA(6)	37.3	18.2	104.2
Pro forma acquisition adjustments(7)	—	—	12.7

Pro Forma Adjusted EBITDA(8)	37.3	18.2	116.9
Loss (gain) on sale of property and equipment	0.1	(0.1)	0.5
Provision for bad debts	0.7	0.6	2.5
Amortization of debt issuance costs	0.7	0.9	3.8
Deferred income taxes	3.4	(0.2)	5.2
Excess tax benefit from stock-based compensation	—	(0.1)	—
Advisory agreement termination charge	—	—	3.3
Interest expense	(9.8)	(9.6)	(37.4)
Provision for income taxes	(8.1)	(1.7)	(14.6)
Facilities closure and severance costs	(0.6)	—	(0.6)
Advisory agreement fees	—	(0.3)	(3.5)
Acquisition expenses	(1.2)	—	(1.2)
Pro forma acquisition adjustments	—	—	(12.7)
Changes in assets and liabilities	(68.8)	(17.2)	(129.2)

Net cash used in operating activities	$(46.3)	$(9.5)	$(67.0)

Net cash used in investing activities	$(90.7)	$(0.4)	$(121.6)

Net cash provided by financing activities	$132.6	$9.1	$194.7

Fixed charge coverage ratio numerator(6)	$107.1	$52.2	$107.1
Fixed charge coverage ratio denominator(6)	$37.8	$38.2	$37.8
Fixed charge coverage ratio(6)	2.83	1.37	2.83

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Represents charges in the Plates and Shapes Group for severance costs and other facility closure costs incurred in the first quarter of 2011.
(3)	Non-cash stock-based compensation expense.
(4)	Represents accrued expenses related to the advisory agreement we had with Apollo, which was terminated in the second quarter of 2010.
(5)	Primarily related to the acquisition of Trident, which closed on March 11, 2011.
(6)	As defined by the ABL facility.
(7)	Represents adjustments for the J. Rubin, ORMS and Trident acquisitions as though we owned those businesses for the twelve-month period ended March 31, 2011.
(8)	Adjusted EBITDA on a Pro Forma Basis, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Debt Ratio, as defined in the Indenture governing the Metals USA Notes.

Financing Activities

The ABL Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement (the “ABL Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

The ABL Credit Agreement provides for a new $500.0 million (which may be increased up to $750.0 million at the option of Metals USA, including up to $35.0 million under a first-in, last-out (“FILO”) tranche)), 5-year, senior secured asset-based credit facility (the “ABL facility”) that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

As of March 31, 2011, we had $405.1 million of eligible collateral, $239.4 million in outstanding advances, $23.0 million in open letters of credit and $142.7 million of additional borrowing capacity. As of March 31, 2011, we had $10.8 million of cash.

At May 9, 2011, we had $402.3 million of eligible collateral, $229.9 million in outstanding advances, $23.0 million in open letters of credit and $149.4 million of additional borrowing capacity. As of May 9, 2011, we had approximately $17.4 million of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 2.50% (3.875% for the FILO tranche) as of March 31, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 1.50% (2.875% for the FILO tranche) as of March 31, 2011). The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.3084%, respectively, as of March 31, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of March 31, 2011, our FCCR was 2.83. We were in compliance with all covenants as of March 31, 2011.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the three months ended March 31, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.4 million of settlements, offset by $1.3 million of changes in the fair value of derivatives. The fair value of the Company’s ABL facility interest rate swaps was $0.4 million at March 31, 2011, the entire amount of which was classified as accrued liabilities in the condensed consolidated balance sheet.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of March 31, 2011.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2016. The Jeffersonville IRBs had principal amounts outstanding of $3.5 million and $4.2 million as of March 31, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of March 31, 2011, the weighted average variable interest rate on the IRBs was 0.51%. See below for a discussion of fixed interest rates payable on the Jeffersonville IRBs under interest rate swap agreements. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of March 31, 2011.

Interest Rate Swaps. In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 million as of March 31, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the three months ended March 31, 2011 were immaterial, with approximately $0.1 million of settlements that were effectively offset by approximately the same amount of changes in the fair value of derivatives. The fair value of the Jeffersonville IRB interest rate swaps was $0.5 million at March 31, 2011, $0.1 million of which was classified as accrued liabilities and the remaining $0.4 million of which was classified as other non-current liabilities in the condensed consolidated balance sheet.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 million as of March 31, 2011. The advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2. Borrowings under the Loan Agreement bear interest at a rate of LIBOR plus 6.50% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0 million, with a maturity date of June 15, 2012, unless otherwise extended or terminated earlier by the parties thereto. For the three months ended March 31, 2011, Metals USA recognized $0.8 million of interest expense related to the Loan Agreement.

Restricted Payments

Both the ABL Credit Agreement and the Indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of March 31, 2011, our FCCR as defined in the ABL Credit Agreement was 2.83, and our borrowing availability was $142.7 million.

As of March 31, 2011, $4.2 million was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes. As of March 31, 2011, Flag Intermediate and its 100% wholly owned subsidiary, Metals USA, had $170.6 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of March 31, 2011.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

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

Inventories—As of March 31, 2011 we had inventories of $338.3 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

We conduct an LCM inventory valuation annually as of December 31 or more frequently if circumstances indicate potential write-downs. The LCM valuation requires us to review product specific facts and circumstances, including current selling prices, estimated costs to complete and deliver the product, expectations for normal profit margins, costs currently in inventory, as well as current replacement costs.

In addition to making an assessment of current selling prices relative to product cost, we also review customer purchasing trends and take into consideration the current economic environment as it relates to our industry and the end-use industries of our customers.

During 2008 and 2009, the global financial crisis caused significant contraction in industrial production world-wide. The reduction in demand for metals was driven by widespread inventory destocking throughout the supply chain as industry participants looked to preserve liquidity by reducing their investment in working capital. As a direct consequence of the rapid and unprecedented decline in metals prices we experienced as a result of the economic recession discussed above, we recorded $53.4 million of write-downs during the year ended December 31, 2009, as compared to $6.8 million of write-downs during the year ended December 31, 2008, for inventory LCM adjustments in our metal service center businesses.

We have not recorded any LCM adjustments since 2009, as the pricing environment relative to metal costs has been more favorable since approximately the second quarter of 2009. We continue to manage our inventory by working to optimize the tradeoff between holding inventory and forgoing incremental sales.

We regularly review inventory on hand and may periodically record provisions for damaged and slow-moving inventory based on the factors discussed above. Adjustments made with respect to inventory valuation often relate to improved information not previously available. Uncertainties with respect to inventory valuation are inherent in the preparation of financial statements. The rate of future losses associated with damaged or slow moving inventory, or LCM write-downs, may not be similar to past experience.

New Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our condensed consolidated financial statements for the period ended March 31, 2011.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of March 31, 2011, outstanding borrowings under the ABL facility were $239.4 million. Based on the weighted average borrowings outstanding on the ABL facility during the three months ended March 31, 2011, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $0.4 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitle us to receive quarterly payments of interest at a floating rate indexed to the three-month LIBOR and pay a fixed rate that ranges from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the three months ended March 31, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.4 million of settlements, offset by $1.3 million of changes in the fair value of derivatives. The fair value of the Company’s ABL facility interest rate swaps was $0.4 million at March 31, 2011, the entire amount of which was classified as accrued liabilities in the condensed consolidated balance sheet.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 million as of March 31, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the three months ended March 31, 2011 were immaterial, with approximately $0.1 million of settlements that were effectively offset by approximately the same amount of changes in the fair value of derivatives. The fair value of the Jeffersonville IRB interest rate swaps was $0.5 million at March 31, 2011, $0.1 million of which was classified as accrued liabilities and the remaining $0.4 million of which was classified as other non-current liabilities in the condensed consolidated balance sheet.

At March 31, 2011, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At April 1, 2011, the Metals USA Notes were traded at approximately 105.75% of face value, based on quoted market prices.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Limitations Upon the Payment of Dividends

Both the ABL Credit Agreement and the Indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restricted Payments” for further discussion of these restrictive covenants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 16, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 16, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated May 16, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 16, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 16, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 16, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated May 16, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 16, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: May 16, 2011	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

METALS USA, INC

Date: May 16, 2011	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer