Form 10-K/A
period 2010-12-31
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2011-05-19
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-132918

FLAG INTERMEDIATE HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3779375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices, Including Zip Code)	(Zip Code)

Commission File No. 001-13123

METALS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0533626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 E. Commercial Blvd., Suite 905 Fort Lauderdale, Florida	33308
(Address of Principal Executive Offices, Including Zip Code)	(Zip Code)

Registrant’s telephone number, including area code: (954) 202-4000

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There is no market for the Registrant’s common stock. As of March 11, 2011, 100 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “Original Report”), for the sole purpose of disclosing management’s annual report on internal control over financial reporting under Item 9A of Part II of Form 10-K. This Amendment amends and restates in its entirety Item 9A of the Original Report. Except as set forth above, we have not changed or updated other information included in the Original Report. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

i

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Flag Intermediate. As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the management of Flag Intermediate Holdings Corporation and its subsidiaries (“Flag Intermediate”), including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures of Flag Intermediate. Based on that evaluation, the CEO and CFO of Flag Intermediate have concluded that the disclosure controls and procedures of Flag Intermediate are effective to ensure that the information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Metals USA. As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the management of Metals USA, Inc. and its subsidiaries (“Metals USA”), including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures of Metals USA. Based on that evaluation, the CEO and CFO of Metals USA have concluded that the disclosure controls and procedures of Metals USA, are effective to ensure that the information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Flag Intermediate: Management’s Annual Report on Internal Control over Financial Reporting

The management of Flag Intermediate is responsible for establishing and maintaining adequate internal control over financial reporting. Flag Intermediate’s internal control system was designed to provide reasonable assurance to management and the Board of Directors of Flag Intermediate regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of Flag Intermediate conducted an evaluation of the effectiveness of Flag Intermediate’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Flag Intermediate concluded that Flag Intermediate’s internal control over financial reporting was effective as of December 31, 2010.

Metals USA: Management’s Annual Report on Internal Control over Financial Reporting

The management of Metals USA is responsible for establishing and maintaining adequate internal control over financial reporting. Metals USA’s internal control system was designed to provide reasonable assurance to management and the Board of Directors of Metals USA regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of Metals USA conducted an evaluation of the effectiveness of Metals USA’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Metals USA concluded that Metals USA’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Each of Flag Intermediate and Metals USA maintains a system of internal control over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect the transactions of the Flag Intermediate and Metals USA, respectively, and that its policies and procedures are followed. There have been no changes in the internal control over financial reporting of Flag Intermediate or Metals USA during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in the Form 10-Q for the period ended September 30, 2010, including any corrective actions with regard to significant deficiencies or material weaknesses in its internal controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 5), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG INTERMEDIATE HOLDINGS CORPORATION

/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 19, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALS USA, INC.

/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 19, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated May 19, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated May 19, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of the Chief Executive Officer of Metals USA, Inc., dated May 19, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of the Chief Financial Officer of Metals USA, Inc., dated May 19, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith