Form 10-Q
period 2011-06-30
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2011-08-15
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding at August 12, 2011 of Flag Intermediate Holdings Corporation.: 100

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$9.2	$15.2
Accounts receivable, net of allowance of $6.7 and $5.9, respectively	232.4	149.3
Inventories	356.0	290.8
Deferred income tax asset	12.0	12.0
Prepayments and other	5.8	9.8

Total current assets	615.4	477.1
Property and equipment, net	240.2	198.8
Intangible assets, net	28.0	7.4
Goodwill	55.1	47.3
Other assets	13.0	13.5

Total assets	$951.7	$744.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$95.4	$66.6
Accrued liabilities	33.5	31.6
Payable to parent	9.7	9.6
Current portion of long-term debt	1.5	1.1

Total current liabilities	140.1	108.9
Long-term debt, less current portion	480.6	345.4
Deferred income tax liability	71.3	62.5
Due to parent	47.0	47.0
Other long-term liabilities	21.8	22.2

Total liabilities	760.8	586.0

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	127.8	127.0
Retained earnings	62.6	30.7
Accumulated other comprehensive income	0.5	0.4

Total stockholder’s equity	190.9	158.1

Total liabilities and stockholder’s equity	$951.7	$744.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$505.6	$335.0	$937.9	$622.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	382.9	257.2	712.6	475.6
Operating and delivery	45.9	32.9	87.0	64.2
Selling, general and administrative	27.8	19.8	54.6	40.8
Depreciation and amortization	5.6	4.4	10.4	9.0
Loss (gain) on sale of property and equipment	—	—	0.1	(0.1)
Advisory agreement termination charge	—	3.3	—	3.3

Operating income	43.4	17.4	73.2	30.1
Other expense:
Interest expense	11.9	8.3	21.7	17.9

Income before income taxes	31.5	9.1	51.5	12.2
Provision for income taxes	11.5	3.8	19.6	5.5

Net income	$20.0	$5.3	$31.9	$6.7

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$31.9	$6.7
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on sale of property and equipment	0.1	(0.1)
Provision for bad debts	1.6	1.1
Depreciation and amortization	11.4	10.0
Amortization of debt issuance costs	1.4	1.7
Deferred income taxes	8.7	0.6
Excess tax benefit from stock-based compensation	—	(0.1)
Stock-based compensation	0.8	0.2
Advisory agreement termination charge	—	3.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(67.5)	(30.0)
Inventories	(47.1)	(36.7)
Prepayments and other	4.1	2.2
Accounts payable and accrued liabilities	6.7	25.6
Other	1.0	—

Net cash used in operations	(46.9)	(15.5)

Cash flows from investing activities:
Sales of assets	0.1	0.2
Purchases of assets	(3.7)	(1.4)
Acquisition costs, net of cash acquired	(88.4)	(19.0)

Net cash used in investing activities	(92.0)	(20.2)

Cash flows from financing activities:
Borrowings on credit facility	176.5	49.5
Repayments on credit facility	(42.4)	(49.5)
Repayments of long-term debt	(0.3)	—
Deferred financing costs	(0.9)	—
Excess tax benefit from stock-based compensation	—	0.1
Advances from parent	—	41.0

Net cash provided by financing activities	132.9	41.1

Net (decrease) increase in cash	(6.0)	5.4
Cash, beginning of period	15.2	5.5

Cash, end of period	$9.2	$10.9

Supplemental cash flow information:
Cash paid for interest	$22.3	$17.8

Cash paid for income taxes	$11.2	$0.8

Cash received for income taxes	$(0.4)	$(8.8)

Investments in property and equipment not paid	$0.1	$—

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

Liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2011	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Interest rate swaps	$0.5	$—	$0.5	$—

	December 31, 2010
Interest rate swaps	$2.3	$—	$2.3	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at June 30, 2011 and December 31, 2010 was $529.9 and $401.8, respectively.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expanded the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 below.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which will amend some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company expects to include the expanded disclosures about comprehensive income within its financial statements beginning in the first quarter of 2012.

2. Acquisitions

The Richardson Trident Company

On March 11, 2011, we acquired 100% of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the condensed consolidated statement of operations since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.7 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.5. The purchase was funded with borrowings under our $500.0 amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”).

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $9.2, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Trident. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 4). The Trident acquisition was a taxable business combination and as such, the entire amount of the goodwill recognized is expected to be deductible for income tax purposes.

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

Cash	$2.3
Accounts receivable, trade	17.2
Inventories	18.1
Other current assets	0.1
Property and equipment	47.8
Customer list intangible asset	19.0
Trade name intangible asset	3.3
Goodwill	9.2

Total assets acquired	117.0

Accounts payable and accrued liabilities	24.5
Note payable	1.8

Total liabilities assumed	26.3

Net assets acquired	$90.7

Results for the six months ended June 30, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. Trident contributed $39.1 and $48.3 of incremental sales and $2.5 and $3.0 of incremental operating income for the three and six months ended June 30, 2011, respectively. Acquisition-related costs for the six months ended June 30, 2011 amounted to approximately $1.4 million, and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The customer list intangible asset will be amortized on an accelerated basis over twelve years based on its estimated useful life.

Trident provides a broad range of metals and processing services with a product mix that emphasizes aluminum, stainless steel and nickel. The majority of Trident’s customer base operates in the oil and gas services sector. Trident also serves customers in the aerospace, defense and transportation industries. Processing services include precision sawing, boring, honing, slitting, sheeting, shearing and tuning. Trident also offers supply chain solutions such as just-in-time delivery and value-added components required by original equipment manufacturers. As a result of the acquisition, we expect to increase our non-ferrous and value-added processing product and service offerings in the geographic areas and end markets that Trident currently serves.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$505.6	$371.8	$963.6	$694.7
Net income	$20.0	$6.5	$31.8	$9.3

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. The results of operations of ORMS have been included in the condensed consolidated statement of operations since the date of acquisition. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio River Valley area. The purchase price for ORMS was $17.8, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuations. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$2.6
Inventories	5.0
Other current assets	0.1
Property and equipment	18.3
Fulfillment contract intangible asset	0.8
Goodwill	0.4

Total assets acquired	27.2

Accounts payable and accrued liabilities	5.6
Long-term debt	8.4
Interest rate swaps	0.5
Deferred tax liabilities	3.3

Total liabilities assumed	17.8

Net assets acquired	$9.4

The fulfillment contract intangible asset will be amortized on a straight-line basis over fifteen years based on its estimated useful life. The pro forma effects of the ORMS acquisition would not have been material to our results of operations for the three and six months ended June 30, 2010 and, therefore, are not presented.

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

The customer list intangible asset is being amortized on an accelerated basis over ten years based on its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the three and six months ended June 30, 2010 and, therefore, are not presented.

J. Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. J. Rubin’s product mix and processing services are provided to a diverse range of end markets.

3. Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials—
Plates and Shapes	$145.7	$138.6
Flat Rolled and Non-Ferrous	158.9	108.3
Building Products	5.5	5.4

Total raw materials	310.1	252.3

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	34.4	29.3
Building Products	11.5	9.2

Total work-in-process and finished goods	45.9	38.5

Total inventories	$356.0	$290.8

4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2011 are as follows:

	As of December 31, 2010	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits	Currency Translation	As of June 30, 2011
Plates and Shapes
Gross Goodwill and
Carrying Amount of Goodwill	$14.9	$—	$(0.2)	$—	$14.7

Flat Rolled and Non-Ferrous
Gross Goodwill and
Carrying Amount of Goodwill	24.4	9.2	—	—	33.6

Building Products
Gross Goodwill and
Carrying Amount of Goodwill	2.2	—	—	0.1	2.3

Corporate
Gross Goodwill	10.0	—	(1.3)	—	8.7
Impairments	(4.2)	—	—	—	(4.2)

Carrying Amount of Goodwill	5.8	—	(1.3)	—	4.5

Consolidated Total
Gross Goodwill	51.5	9.2	(1.5)	0.1	59.3
Impairments	(4.2)	—	—	—	(4.2)

Carrying Amount of Goodwill	$47.3	$9.2	$(1.5)	$0.1	$55.1

Additions to goodwill recorded at the Flat Rolled and Non-Ferrous segment for the six months ended June 30, 2011 are attributable to the Trident acquisition, which closed on March 11, 2011, discussed in Note 2. Reductions to goodwill at the Corporate and Plates and Shapes segments for the six months ended June 30, 2011 are due to the realization of tax benefits for tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services (“Port City”) in May 2006, both of which were taxable business combinations. Changes in goodwill at the Building Products segment for the six months ended June 30, 2011 are due to the effects of foreign currency.

The carrying amounts of the Company’s intangible assets are as follows:

	June 30, 2011	December 31, 2010
Customer lists	$61.8	$42.8
Less: Accumulated amortization	(40.2)	(38.8)

	$21.6	$4.0

Trade names	$6.6	$3.3
Less: Accumulated amortization	(1.0)	(0.7)

	$5.6	$2.6

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	—	—

	$0.8	$0.8

During the six months ended June 30, 2011, we acquired $19.0 of customer list intangible assets and $3.3 of trade name intangible assets as a result of the Trident acquisition discussed in Note 2.

Aggregate amortization expense for the three months ended June 30, 2011 and 2010 was $0.9 and $1.0, respectively. Aggregate amortization expense for the six months ended June 30, 2011 and 2010 was $1.7 and $1.4, respectively.

Aggregate remaining amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2011 (remaining 6 months)	$1.3
2012	$3.6
2013	$3.5
2014	$3.3
2015	$3.0
Thereafter	$13.3

5. Derivatives

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the six months ended June 30, 2011 amounted to $0.1 of additional interest expense, consisting of $1.8 of settlements, offset by $1.7 of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 8. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 as of June 30, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the six months ended June 30, 2011 were not material, with approximately $0.1 of settlements that were partially offset by changes in the fair value of derivatives.

We account for gains and losses on our interest rate swap derivatives based on realized and unrealized amounts. Realized gains and losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of our derivative contracts in place. The primary objective for our use of interest rate swaps is to reduce our exposure to changes in interest rates and to manage variable interest rate exposure to achieve greater flexibility in meeting overall financial objectives.

The following table presents the location within the condensed consolidated balance sheet of all assets and liabilities associated with the Company’s outstanding derivatives at June 30, 2011 and December 31, 2010.

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value at June 30, 2011	Fair Value at December 31, 2010	Fair Value at June 30, 2011	Fair Value at December 31, 2010
Interest rate swaps	Accrued liabilities	$—	$—	$0.1	$1.9
	Other long-term liabilities	—	—	0.4	0.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$0.5	$2.3

Total Derivatives		$—	$—	$0.5	$2.3

The following tables present the pretax impact of the Company’s derivative instruments within the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010. Pretax realized gains and losses from derivatives which are recognized in earnings are included in interest expense in the condensed consolidated statements of operations.

	Derivatives Not Designated as Hedging Instruments
	Amount Recognized as Interest Expense from Derivatives
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest rate swaps	$0.1	$0.3	$0.2	$1.7

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to a single counterparty, which we monitor based on credit ratings. As of June 30, 2011, our interest rate swap derivatives had net negative fair values (liability positions).

6. Other Assets

Other assets consist of the following:

	June 30, 2011	December 31, 2010
Deferred financing costs	$8.7	$8.9
Deferred debt offering costs	3.2	3.6
Other	1.1	1.0

Total other assets	$13.0	$13.5

Aggregate amortization of debt issuance costs for the three and six months ended June 30, 2011 was $0.7 and $1.4, respectively. Aggregate amortization of debt issuance costs for the three and six months ended June 30, 2010 was $0.8 and $1.7, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Salaries and employee benefits	$14.2	$10.8
Income taxes	2.3	3.1
Taxes, other than income	2.1	2.8
Interest	2.7	3.3
Insurance	5.4	5.2
Audit and tax fees	0.9	0.5
Warranty liability	0.6	0.5
Lease terminations	0.3	0.4
Merger consideration—Predecessor Company common shares outstanding	—	0.6
Current portion of interest rate swap liability	0.1	1.9
Other	4.9	2.5

Total accrued liabilities	$33.5	$31.6

8. Debt

Debt consists of the following:

	June 30, 2011	December 31, 2010
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$240.1	$106.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bonds (IRBs)	13.4	13.4
Due to Parent	47.0	47.0
Obligations under capital leases and other	2.3	0.8

Total debt	529.1	393.5
Less—current portion of debt	1.5	1.1

Total long-term portion of debt	$527.6	$392.4

The weighted average interest rates under the ABL facility for the three and six months ended June 30, 2011 were 3.05% and 3.14%, respectively. The weighted average interest rates under the ABL facility for the three and six months ended June 30, 2010 were 1.99% and 2.04%, respectively.

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

On August 10, 2011, we amended the ABL facility by reducing the borrowing costs on the Tranche A Commitments by 75 basis points and reducing the borrowing costs on the FILO Tranche by 62.5 basis points. Under the amendment, the maturity date of the ABL facility was extended to the earlier of August 10, 2016 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. The ABL facility remains subject to the same acceleration provision with respect to the maturity of the Metals USA Notes described above.

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

As of June 30, 2011, we had $426.6 of eligible collateral, $240.1 in outstanding advances, $23.0 in open letters of credit and $163.5 of additional borrowing capacity.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 2.50% (3.875% for the FILO tranche) as of June 30, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 1.50% (2.875% for the FILO tranche) as of June 30, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A Commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.246%, respectively, as of June 30, 2011.

A commitment fee is payable on any unused commitment equal to 0.25% per annum to the lenders under the ABL facility if utilization under the facility exceeds 40.0% of the total commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than or equal to 40.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as necessary.

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum fixed charge coverage ratio (“FCCR”) as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of June 30, 2011, our FCCR was 2.73.

Certain Events of Default and Remedies. The ABL facility contains events of default with respect to: default in payment of principal when due, default in the payment of interest, fees or other amounts after a specified grace period, material breach of the representations or warranties, default in the performance of covenants, a default that causes or permits acceleration under any indebtedness with a principal amount in excess of a specified amount, certain bankruptcy events, certain ERISA violations, invalidity of certain security agreements or guarantees, material judgments, or a change of control. In the event of default, the ABL Credit Agreement may permit a majority of the lenders to: (i) restrict the amount of or refuse to make revolving loans; (ii) cause customer receipts to be applied against borrowings under the ABL facility which would cause Metals USA to suffer a rapid loss of liquidity and restrict the ability to operate on a day-to-day basis; (iii) restrict or refuse to provide letters of credit; or ultimately; (iv) terminate the commitments and the agreement; or (v) declare any or all obligations to be immediately due and payable if such default is not cured in the specified period required. Any payment default or acceleration under the ABL facility would also result in a default under the Metals USA Notes that would provide the holders of the Metals USA Notes with the right to demand immediate repayment.

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $8.7 and $8.9 were included in other non-current assets as of June 30, 2011 and December 31, 2010, respectively.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition Corporation (“Flag Acquisition”) sold $275.0 aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010 at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

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

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. As of June 30, 2011, $3.4 was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $3.2 and $3.6 were included in other non-current assets as of June 30, 2011 and December 31, 2010, respectively.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2016. The Jeffersonville IRBs had principal amounts outstanding of $3.5 and $4.2 as of June 30, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of June 30, 2011, the weighted average variable interest rate on the IRBs was 0.25%. See Note 5 for a discussion of fixed interest rates payable on the Jeffersonville IRBs under interest rate swap agreements. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 as of June 30, 2011 and December 31, 2010. The advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. For the three and six months ended June 30, 2011, Metals USA recognized $2.5 and $3.3 of interest expense related to the Loan Agreement.

9. Stockholder’s Equity

Common Stock

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $.01 par value. All such shares are issued and outstanding at June 30, 2011, and are owned by Metals USA Holdings through Flag Intermediate, its 100% wholly-owned subsidiary.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three and six months ended June 30, 2011 was $0.4 and $0.8, respectively. Total stock-based compensation expense recognized for the three and six months ended June 30, 2010 was $0.1 and $0.2, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations in “Selling, general and administrative expense.”

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

Tranche A Options

As of June 30, 2011, Tranche A options for 404,936 shares were outstanding, 387,505 of which were exercisable. The weighted average exercise price of these options is $3.20 per share, with an aggregate intrinsic value of $4.7. The Tranche A options have a weighted average remaining contractual life of approximately 4.5 years. Compensation expense associated with the Tranche A options has been fully recognized as of June 30, 2011.

Tranche B Options

As of June 30, 2011, Tranche B options for 50,816 shares were outstanding, all of which were exercisable. The weighted average exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.6. The Tranche B options have a weighted average remaining contractual life of approximately 4.4 years. Compensation expense associated with the Tranche B options has been fully recognized as of June 30, 2011.

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

As of June 30, 2011, outstanding options granted under the 2010 Plan had an aggregate intrinsic value of $1.1, with approximately $3.1 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 2.9 years.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. As of June 30, 2011, approximately $1.3 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 2.8 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book differences and tax credits. The Company’s effective tax rate for the six months ended June 30, 2011 was 38.1% compared to an effective tax rate of 44.9% for the six months ended June 30, 2010. The decrease in the tax rate in 2011 is primarily due to the impact of state taxes and permanent items on the respective levels of pre-tax book income.

As of June 30, 2011, our unrecognized tax benefits totaled $8.7, and based on the contingent and uncertain nature of our liability, we are unable to make an estimate of the period of potential cash settlement, if any, with the respective taxing authorities. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $0.1 for the six months ended June 30, 2011.

We file numerous consolidated and separate income tax returns in the United States and Canada. We are no longer subject to U.S. Federal income tax examinations for years before 2006 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2011, the liability for uncertain taxes includes interest and penalties of $2.9 of which $0.1 is included in our statement of operations and impacted the Company’s overall effective income tax rate for the six months ended June 30, 2011.

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

	Three Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2011:
Net sales	$206.6	$277.5	$25.2	$(3.7)	$505.6
Operating income (loss)	25.1	23.1	1.2	(6.0)	43.4
Capital expenditures	0.7	0.9	0.1	—	1.7
Depreciation and amortization(1)	2.6	2.8	0.5	0.2	6.1
2010:
Net sales	$136.5	$177.0	$24.3	$(2.8)	$335.0
Operating income (loss)	11.4	13.2	0.6	(7.8)	17.4
Capital expenditures	0.7	0.2	—	—	0.9
Depreciation and amortization(1)	2.3	1.7	0.6	0.3	4.9

	Six Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
2011:
Net sales	$396.8	$506.0	$41.4	$(6.3)	$937.9
Operating income (loss)	47.1	40.2	(0.6)	(13.5)	73.2
Capital expenditures	2.3	1.1	0.1	0.2	3.7
Depreciation and amortization(1)	4.9	5.0	1.1	0.4	11.4
2010:
Net sales	$258.4	$329.0	$40.5	$(5.0)	$622.9
Operating income (loss)	20.5	24.1	(1.1)	(13.4)	30.1
Capital expenditures	1.1	0.3	—	—	1.4
Depreciation and amortization(1)	4.7	3.5	1.2	0.6	10.0

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	June 30, 2011	December 31, 2010
Total Assets:
Plates and Shapes	$358.8	$328.1
Flat Rolled and Non-Ferrous	512.3	329.8
Building Products	41.6	38.7
Corporate and Other	39.0	47.5

Consolidated	$951.7	$744.1

For the three months ended June 30, 2011, J. Rubin, ORMS and Trident contributed a combined $58.4 and $3.7 of incremental net sales and operating income, respectively, versus the same period of 2010. For the six months ended June 30, 2011, J. Rubin, ORMS and Trident contributed a combined $84.4 and $5.1 of incremental net sales and operating income, respectively, versus the same period of 2010.

During the second quarter of 2011, our Building Products Segment recorded a gain of approximately $0.7 resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at June 30, 2011 consist of a letter of credit in the amount of $11.3 in conjunction with the IRBs (see Note 8) and other letters of credit aggregating $11.7 (total letters of credit of $23.0 at June 30, 2011). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.4 and $6.7 as of June 30, 2011 and December 31, 2010, respectively.

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

Other amounts payable to Metals USA Holdings as of June 30, 2011 are the result of routine intercompany transactions.

15. Comprehensive Income

The following table sets forth comprehensive income, net of applicable taxes, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$20.0	$5.3	$31.9	$6.7
Other comprehensive income:
Foreign currency translation adjustments	(0.1)	(0.1)	—	—
Unrealized gains on derivatives	—	0.1	0.1	0.4

Total comprehensive income	$19.9	$5.3	$32.0	$7.1

16. Guarantor/Non-Guarantor Subsidiary Financial Information

The following condensed consolidating financial information is for the parent company, Flag Intermediate, a holding company with no assets or operations and Metals USA, a management holding company which owns 100% of the guarantor and non-guarantor subsidiaries.

As of June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$4.8	$3.9	$0.5	$—	$9.2
Accounts receivable	—	—	231.9	1.2	(0.7)	232.4
Inventories	—	—	354.8	1.2	—	356.0
Deferred income tax asset	—	5.0	7.0	—	—	12.0
Prepayments and other	—	0.3	5.5	—	—	5.8

Total current assets	—	10.1	603.1	2.9	(0.7)	615.4
Property and equipment, net	—	—	237.8	2.4	—	240.2
Intangible assets, net	—	—	27.9	0.1	—	28.0
Goodwill	—	4.4	48.5	2.2	—	55.1
Investment in subsidiaries, net	190.9	919.4	—	—	(1,110.3)	—
Other assets	—	11.9	1.1	—	—	13.0

Total assets	$190.9	$945.8	$918.4	$7.6	$(1,111.0)	$951.7

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$95.8	$0.3	$(0.7)	$95.4
Accrued liabilities	—	(2.6)	35.5	0.6	—	33.5
Payable to parent	—	9.7	—	—	—	9.7
Current portion of long-term debt	—	0.5	1.0	—	—	1.5

Total current liabilities	—	7.6	132.3	0.9	(0.7)	140.1
Long-term debt, less current portion	—	467.6	13.0	—	—	480.6
Due to parent	—	47.0	—	—	—	47.0
Deferred income tax liability	—	29.6	41.7	—	—	71.3
Intercompany payable (receivable)	—	187.7	(232.2)	44.5	—	—
Other long-term liabilities	—	15.4	5.9	0.5	—	21.8

Total liabilities	—	754.9	(39.3)	45.9	(0.7)	760.8

Commitments and contingencies
Stockholder’s equity:
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at June 30, 2011	—	—	—	—	—	—
Additional paid-in capital	127.8	127.8	642.6	23.1	(793.5)	127.8
Retained earnings (accumulated deficit)	62.6	62.6	314.2	(61.4)	(315.4)	62.6
Accumulated other comprehensive income	0.5	0.5	0.9	—	(1.4)	0.5

Total stockholder’s equity (deficit)	190.9	190.9	957.7	(38.3)	(1,110.3)	190.9

Total liabilities and stockholder’s equity	$190.9	$945.8	$918.4	$7.6	$(1,111.0)	$951.7

As of December 31, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$12.5	$2.0	$0.7	$—	$15.2
Accounts receivable	—	0.3	148.1	1.1	(0.2)	149.3
Inventories	—	—	289.6	1.2	—	290.8
Deferred income tax asset	—	12.0	—	—	—	12.0
Prepayments and other	—	2.1	7.7	—	—	9.8

Total current assets	—	26.9	447.4	3.0	(0.2)	477.1
Property and equipment, net	—	1.9	194.4	2.5	—	198.8
Intangible assets, net	—	—	7.1	0.3	—	7.4
Goodwill	—	5.8	39.3	2.2	—	47.3
Investment in subsidiaries, net	158.1	879.8	—	—	(1,037.9)	—
Other assets	—	13.0	0.5	—	—	13.5

Total assets	$158.1	$927.4	$688.7	$8.0	$(1,038.1)	$744.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.9	$65.7	$0.2	$(0.2)	$66.6
Accrued liabilities	—	17.8	13.6	0.2	—	31.6
Payable to parent	—	9.6	—	—	—	9.6
Current portion of long-term debt	—	—	1.1	—	—	1.1

Total current liabilities	—	28.3	80.4	0.4	(0.2)	108.9
Long-term debt, less current portion	—	332.3	13.1	—	—	345.4
Deferred income tax liability	—	59.2	3.3	—	—	62.5
Intercompany payable (receivable)	—	331.4	(330.0)	45.6	—	47.0
Other long-term liabilities	—	18.1	3.6	0.5	—	22.2

Total liabilities	—	769.3	(229.6)	46.5	(0.2)	586.0

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2010	—	—	—	—	—	—
Additional paid-in capital	127.0	127.0	705.7	23.1	(855.8)	127.0
Retained earnings (accumulated deficit)	30.7	30.7	212.6	(61.6)	(181.7)	30.7
Accumulated other comprehensive income	0.4	0.4	—	—	(0.4)	0.4

Total stockholder’s equity (deficit)	158.1	158.1	918.3	(38.5)	(1,037.9)	158.1

Total liabilities and stockholder’s equity (deficit)	$158.1	$927.4	$688.7	$8.0	$(1,038.1)	$744.1

For the Three Months Ended June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$507.3	$2.0	$(3.7)	$505.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	385.5	1.1	(3.7)	382.9
Operating and delivery	—	0.2	45.5	0.2	—	45.9
Selling, general and administrative	—	1.0	26.9	(0.1)	—	27.8
Depreciation and amortization	—	—	5.6	—	—	5.6

Operating income (loss)	—	(1.2)	43.8	0.8	—	43.4
Other (income) expense:
Interest expense	—	11.9	—	—	—	11.9
Intercompany charges	—	(7.1)	6.8	0.3	—	—
Equity in earnings of subsidiaries	(20.0)	(24.3)	—	—	44.3	—

Income before income taxes	20.0	18.3	37.0	0.5	(44.3)	31.5
Provision (benefit) for income taxes	—	(1.7)	13.2	—	—	11.5

Net income	$20.0	$20.0	$23.8	$0.5	$(44.3)	$20.0

For the Three Months Ended June 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$332.5	$2.5	$—	$335.0
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	255.3	1.9	—	257.2
Operating and delivery	—	0.2	32.6	0.1	—	32.9
Selling, general and administrative	—	1.1	18.5	0.2	—	19.8
Depreciation and amortization	—	0.3	4.1	—	—	4.4
Advisory agreement termination charge	—	3.3	—	—	—	3.3

Operating income (loss)	—	(4.9)	22.0	0.3	—	17.4
Other (income) expense:
Interest expense	—	8.3	—	—	—	8.3
Intercompany charges	—	(11.5)	11.2	0.3	—	—
Equity in earnings of subsidiaries	(5.3)	(10.8)	—	—	16.1	—

Income before income taxes	5.3	9.1	10.8	—	(16.1)	9.1
Provision for income taxes	—	3.8	—	—	—	3.8

Net income	$5.3	$5.3	$10.8	$—	$(16.1)	$5.3

For the Six Months Ended June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$940.6	$3.6	$(6.3)	$937.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	716.5	2.4	(6.3)	712.6
Operating and delivery	—	0.3	86.3	0.4	—	87.0
Selling, general and administrative	—	3.0	51.6	—	—	54.6
Depreciation and amortization	—	—	10.3	0.1	—	10.4
Loss on sale of property and equipment	—	—	0.1	—	—	0.1

Operating income (loss)	—	(3.3)	75.8	0.7	—	73.2
Other (income) expense:
Interest expense	—	21.6	0.1	—	—	21.7
Intercompany charges	—	(14.1)	13.6	0.5	—	—
Equity in earnings of subsidiaries	(31.9)	(39.8)	—	—	71.7	—

Income before income taxes	31.9	29.0	62.1	0.2	(71.7)	51.5
Provision (benefit) for income taxes	—	(2.9)	22.5	—	—	19.6

Net income	$31.9	$31.9	$39.6	$0.2	$(71.7)	$31.9

For the Six Months Ended June 30, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$619.0	$3.9	$—	$622.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	472.5	3.1	—	475.6
Operating and delivery	—	0.4	63.5	0.3	—	64.2
Selling, general and administrative	—	2.0	38.5	0.3	—	40.8
Depreciation and amortization	—	0.6	8.2	0.2	—	9.0
Gain on sale of equipment	—	—	(0.1)	—	—	(0.1)
Advisory agreement termination charge	—	3.3	—	—	—	3.3

Operating income (loss)	—	(6.3)	36.4	—	—	30.1
Other (income) expense:
Interest expense	—	17.8	0.1	—	—	17.9
Intercompany charges	—	(23.0)	22.5	0.5	—	—
Equity in earnings of subsidiaries	(6.7)	(13.3)	—	—	20.0	—

Income (loss) before income taxes	6.7	12.2	13.8	(0.5)	(20.0)	12.2
Provision for income taxes	—	5.5	—	—	—	5.5

Net income (loss)	$6.7	$6.7	$13.8	$(0.5)	$(20.0)	$6.7

For the Six Months Ended June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(46.9)	$(0.6)	$0.6	$—	$(46.9)

Cash flows from investing activities:
Sales of assets	—	—	0.1	—	—	0.1
Purchases of assets	—	(0.2)	(3.5)	—	—	(3.7)
Acquisition costs, net of cash acquired	—	—	(88.4)	—	—	(88.4)

Net cash used in investing activities	—	(0.2)	(91.8)	—	—	(92.0)

Cash flows from financing activities:
Borrowings on credit facility	—	176.5	—	—	—	176.5
Repayments on credit facility	—	(42.4)	—	—	—	(42.4)
Repayments of long-term debt	—	—	(0.3)	—	—	(0.3)
Deferred financing costs	—	(0.9)	—	—	—	(0.9)
Net change in intercompany balances	—	(93.8)	94.6	(0.8)	—	—

Net cash provided by (used in) financing activities	—	39.4	94.3	(0.8)	—	132.9

Net (decrease) increase in cash	—	(7.7)	1.9	(0.2)	—	(6.0)
Cash, beginning of period	—	12.5	2.0	0.7	—	15.2

Cash, end of period	$—	$4.8	$3.9	$0.5	$—	$9.2

For the Six Months Ended June 30, 2010	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiarires	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$0.5	$16.5	$(32.0)	$(0.5)	$—	$(15.5)

Cash flows from investing activities:
Sale of assets	—	—	0.2	—	—	0.2
Purchase of assets	—	—	(1.4)	—	—	(1.4)
Acquisition costs, net of cash acquired	—	—	(19.0)	—	—	(19.0)

Net cash used in investing activities	—	—	(20.2)	—	—	(20.2)

Cash flows from financing activities:
Borrowings on credit facility	—	49.5	—	—	—	49.5
Repayments on credit facility	—	(49.5)	—	—	—	(49.5)
Net change in intercompany balances	(0.5)	(11.4)	52.4	0.5	—	41.0
Excess tax benefits from stock-based compensation	—	0.1	—	—	—	0.1

Net cash (used in) provided by financing activities	(0.5)	(11.3)	52.4	0.5	—	41.1

Net increase in cash	—	5.2	0.2	—	—	5.4
Cash, beginning of period	—	4.5	0.6	0.4	—	5.5

Cash, end of period	$—	$9.7	$0.8	$0.4	$—	$10.9

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2011, approximately 96% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-users. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the land and marine transportation, energy, aerospace, defense, electrical and appliance manufacturing, fabrication, furniture, commercial construction, and machinery and equipment industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

U.S. steel consumption declined dramatically during the 2009 recession. 2009 U.S. steel consumption was less than 70% of 2008 U.S. steel consumption and significantly outpaced GDP declines. Consequently, annual growth in steel demand in 2010 exceeded prior year figures by more than 14% as U.S. industrial production recovered slowly. 2010 domestic steel mill utilization rates averaged approximately 70%. During the first six months of 2011, domestic steel mill utilization rates increased slightly, averaging approximately 74%, and U.S. steel consumption increased approximately 10% as most steel consuming industries continued a modest recovery.

World steel production resumed growth in 2010 following the 2009 global recession. China has continued to dominate global steel production and consumption, accounting for roughly half of the total global steel market. Chinese steel production levels and growth characteristics have created significant demand on iron ore and metallurgical coal which has generally outpaced global supply. As a result, merchant prices for both iron ore and metallurgical coal have persistently trended higher and now trade near historical peaks. We believe this upward price trend will continue.

During the first six months of 2011, steel prices have been relatively stable when compared to the significantly volatile periods of 2008, 2009 and 2010. Given current market conditions, steel prices are predominately influenced by raw material input costs, namely iron ore and metallurgical coal. We believe that in the absence of any unanticipated macro-economic disruptions, no near term catalyst that would materially alter current price trends is visible on the horizon.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended June 30, 2011 Compared to June 30, 2010

	2011	%	2010	%
	(In millions, except percentages)
Net sales	$505.6	100.0%	$335.0	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	382.9	75.7%	257.2	76.8%
Operating and delivery	45.9	9.1%	32.9	9.8%
Selling, general and administrative	27.8	5.5%	19.8	5.9%
Depreciation and amortization	5.6	1.1%	4.4	1.3%
Advisory agreement termination charge	—	—	3.3	1.0%

Operating income	43.4	8.6%	17.4	5.2%
Interest expense	11.9	2.4%	8.3	2.5%

Income before income taxes	31.5	6.2%	9.1	2.7%

Net sales. Net sales increased $170.6 million, or 50.9%, from $335.0 million for the three months ended June 30, 2010 to $505.6 million for the three months ended June 30, 2011. The increase was primarily attributable to a 33.3% increase in shipments, in addition to a 16.0% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group increased $0.9 million, or 3.7%, for the second quarter of 2011 versus the second quarter of 2010. Results for the quarter ended June 30, 2011 include operating results from the Trident acquisition which closed on March 11, 2011. In addition, results for the quarter ended June 30, 2011 include the J. Rubin and ORMS acquisitions which closed on June 28, 2010 and December 31, 2010, respectively. J. Rubin, ORMS and Trident contributed a combined $58.4 million of incremental sales for the quarter ended June 30, 2011. On a same store basis, shipments increased 15.2% and average realized prices increased 18.0% over the same period of 2010. The increase in volumes for our metal service center businesses occurred as a consequence of accelerating demand in the industrial economy in line with cyclical recovery momentum in durable goods, oil and gas, heavy equipment and automotive end markets, while non-residential construction markets continue to lag the general economy. We remain focused on product mix enhancement through inventory management, as well as through acquisitions, as a means to mitigate the effects of uneven demand associated with specific regions and end-use industries and to increase our footprint in markets that are showing increasing demand.

Cost of sales. Cost of sales increased $125.7 million, or 48.9%, from $257.2 million for the three months ended June 30, 2010 to $382.9 million for the three months ended June 30, 2011. The increase was primarily attributable to a 33.3% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to a 14.0% increase in average cost per ton. Cost of sales for our Building Products Group increased $0.9 million, or 5.3%. The J. Rubin, ORMS and Trident acquisitions added a combined $42.3 million of incremental cost of sales for the quarter ended June 30, 2011. On a same store basis, shipments increased 15.2% and average cost per ton increased 16.7% over the same period of 2010. The increase in volumes that contributed to higher cost of sales during the second quarter of 2011 was primarily attributable to an increase in steel demand in certain sectors, as discussed above. Cost of sales as a percentage of net sales decreased from 76.8% for the three months ended June 30, 2010 to 75.7% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $13.0 million, or 39.5%, from $32.9 million for the three months ended June 30, 2010 to $45.9 million for the three months ended June 30, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $5.4 million and higher freight costs of approximately $2.4 million. In addition, J. Rubin, ORMS and Trident added a combined $6.7 million of incremental operating and delivery expenses for the second quarter of 2011. As a percentage of net sales, operating and delivery expenses decreased from 9.8% for the three months ended June 30, 2010 to 9.1% for the three months ended June 30, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $8.0 million, or 40.4%, from $19.8 million for three months ended June 30, 2010 to $27.8 million for the three months ended June 30, 2011. Higher salaries of approximately $2.7 million in addition to an approximate $2.7 million increase in incentive compensation contributed to the period-over-period increase. J. Rubin, ORMS and Trident added a combined $4.5 million of incremental selling, general and administrative expenses for the second quarter of 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 5.9% for the three months ended June 30, 2010 to 5.5% for the three months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 27.3%, from $4.4 million for the three months ended June 30, 2010 to $5.6 million for the three months ended June 30, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of June 30, 2011 was $240.2 million compared to $184.7 million as of June 30, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.3% for the three months ended June 30, 2010 to 1.1% for the three months ended June 30, 2011.

Operating income. Operating income increased $26.0 million, or 149.4%, from $17.4 million for the three months ended June 30, 2010 to $43.4 million for the three months ended June 30, 2011. The increase was primarily a result of the increase in sales discussed above, in addition to the acquisitions of J. Rubin, ORMS and Trident, which contributed a combined $3.7 million of incremental operating income for the three months ended June 30, 2011. Our sales increased at a rate that exceeded the rate of increase in our operating expenses for the period, as we continue to focus on controlling our operating costs. As a percentage of net sales, operating income increased from 5.2% for the three months ended June 30, 2010 to 8.6% for the three months ended June 30, 2011.

Interest expense. Interest expense increased $3.6 million, or 43.4%, from $8.3 million for the three months ended June 30, 2010 to $11.9 million for the three months ended June 30, 2011. The increase was associated with higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $76.0 million for the three months ended June 30, 2010 to $231.9 million for the three months ended June 30, 2011. Borrowings under the ABL facility were used to fund the Trident and ORMS acquisitions, in addition to higher working capital needs between the two periods.

Consolidated Results—Six Months Ended June 30, 2011 Compared to June 30, 2010

	2011	%	2010	%
	(In millions, except percentages)
Net sales	$937.9	100.0%	$622.9	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	712.6	76.0%	475.6	76.4%
Operating and delivery	87.0	9.3%	64.2	10.3%
Selling, general and administrative	54.6	5.8%	40.8	6.6%
Depreciation and amortization	10.4	1.1%	9.0	1.4%
Loss (gain) on sale of property and equipment	0.1	0.0%	(0.1)	0.0%
Advisory agreement termination charge	—	—	3.3	0.5%

Operating income	73.2	7.8%	30.1	4.8%
Interest expense	21.7	2.3%	17.9	2.9%

Income before income taxes	51.5	5.5%	12.2	2.0%

Net sales. Net sales increased $315.0 million, or 50.6%, from $622.9 million for the six months ended June 30, 2010 to $937.9 million for the six months ended June 30, 2011. The increase was primarily attributable to a 40.3% increase in shipments, in addition to a 9.7% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group increased $0.9 million, or 2.2% for the six months ended June 30, 2011 compared to the same period of 2010. Results for the six months ended June 30, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. In addition, results for the six months ended June 30, 2011 include the results of operations from the J. Rubin and ORMS acquisitions which closed in June and December of 2010, respectively. Trident, J. Rubin and ORMS contributed a combined $84.4 million of incremental sales for the six months ended June 30, 2011. On a same store basis, shipments increased 23.1% and average realized prices increased 13.3% over the same period of 2010. The increase in volumes for our metal service center businesses is attributable to moderate growth patterns most of our end markets have experienced coming off historical lows in 2009. The gradual economic recovery that has continued through the first six months of 2011 has translated into increased metal consumption as production of machinery, appliances, automobiles and capital goods equipment continues to expand. We continue to experience weaker demand in industries tied to non-residential construction and offshore oil and gas drilling.

According to data from the Metals Service Center Institute, year-to-date actual shipments for the service center industry through June 2011 are up 18.6% over the same period of 2010. At the same time, inventory levels have remained relatively stable through the first six months of 2011, indicating a supply-demand balance that is sufficiently tight given the current economic environment. We believe current price levels are sustainable if producers maintain production commensurate with demand; however there can be no guarantee that such trends will continue.

Cost of sales. Cost of sales increased $237.0 million, or 49.8%, from $475.6 million for the six months ended June 30, 2010 to $712.6 million for the six months ended June 30, 2011. The increase was primarily attributable to a 40.3% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to an 8.9% increase in average cost per ton. Cost of sales for our Building Products Group increased $1.3 million, or 4.5%. The Trident, J. Rubin and ORMS acquisitions added a combined $61.3 million of incremental cost of sales for the six months ended June 30, 2011. On a same store basis, shipments increased 23.1% and average cost per ton increased 12.9% over the same period of 2010. The increase in volumes that contributed to higher cost of sales during the first six months of 2011 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales decreased from 76.4% for the six months ended June 30, 2010 to 76.0% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $22.8 million, or 35.5%, from $64.2 million for the six months ended June 30, 2010 to $87.0 million for the six months ended June 30, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $9.2 million and higher freight costs of approximately $5.0 million. In addition, Trident, J. Rubin and ORMS added a combined $9.9 million of incremental operating and delivery expenses for the first half of 2011. As a percentage of net sales, operating and delivery expenses decreased from 10.3% for the six months ended June 30, 2010 to 9.3% for the six months ended June 30, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $13.8 million, or 33.8%, from $40.8 million for six months ended June 30, 2010 to $54.6 million for the six months ended June 30, 2011. Higher salaries of approximately $3.9 million in addition to an approximate $3.7 million increase in incentive compensation contributed to the period-over-period increase. Trident, J. Rubin and ORMS added a combined $6.3 million of incremental selling, general and administrative expenses for the first six months of 2011. We also incurred costs of approximately $1.4 million during the first half of 2011 which were primarily attributable to the Trident acquisition, which closed in March 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 6.6% for the six months ended June 30, 2010 to 5.8% for the six months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 15.6%, from $9.0 million for the six months ended June 30, 2010 to $10.4 million for the six months ended June 30, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of June 30, 2011 was $240.2 million compared to $184.7 million as of June 30, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.4% for the six months ended June 30, 2010 to 1.1% for the six months ended June 30, 2011.

Operating income. Operating income increased $43.1 million, or 143.2%, from $30.1 million for the six months ended June 30, 2010 to $73.2 million for the six months ended June 30, 2011. The increase was primarily a result of the increase in sales discussed above, in addition to the recent acquisitions of Trident, J. Rubin and ORMS, which contributed a combined $5.1 million of incremental operating income for the six months ended June 30, 2011. The increase in operating income during the first six months of 2011 was also partially attributable to the absence of a one-time, $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with Metals USA Holdings’ IPO during the second quarter of 2010. As a percentage of net sales, operating income increased from 4.8% for the six months ended June 30, 2010 to 7.8% for the six months ended June 30, 2011.

Interest expense. Interest expense increased $3.8 million, or 21.2%, from $17.9 million for the six months ended June 30, 2010 to $21.7 million for the six months ended June 30, 2011. The increase was associated with higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $76.0 million for the six months ended June 30, 2010 to $189.3 million for the six months ended June 30, 2011. Borrowings under the ABL facility were used to fund the Trident and ORMS acquisitions, in addition to higher working capital needs between the two periods.

Segment Results—Three Months Ended June 30, 2011 Compared to June 30, 2010

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2011:
Plates and Shapes	$206.6	$181.5	$25.1	$0.7	145	7
Flat Rolled and Non-Ferrous	277.5	254.4	23.1	0.9	177	35
Building Products	25.2	24.0	1.2	0.1	—	—
Corporate and other	(3.7)	2.3	(6.0)	—	(4)	—

Total	$505.6	$462.2	$43.4	$1.7	318	42

2010:
Plates and Shapes	$136.5	$125.1	$11.4	$0.7	137	9
Flat Rolled and Non-Ferrous	177.0	163.8	13.2	0.2	124	2
Building Products	24.3	23.7	0.6	—	—	—
Corporate and other	(2.8)	5.0	(7.8)	—	(2)	—

Total	$335.0	$317.6	$17.4	$0.9	259	11

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $70.1 million, or 51.4%, from $136.5 million for the three months ended June 30, 2010 to $206.6 million for the three months ended June 30, 2011. The increase was primarily attributable to a 25.5% increase in average realized prices, in addition to a 20.6% increase in shipments for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Product demand for the Plates and Shapes Group is more transactional in nature and is typically associated with industries and end markets that show strength during later stages of economic cycles. While we experienced increased demand from the defense and energy services end markets during the second quarter of 2011, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience weak demand by historical standards.

Operating costs and expenses increased $56.4 million, or 45.1%, from $125.1 million for the three months ended June 30, 2010 to $181.5 million for the three months ended June 30, 2011. The increase was primarily attributable to a 24.8% increase in average cost per ton, in addition to a 20.6% increase in shipments for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Our Plates and Shapes Group experienced slightly compressed gross margins during the second quarter of 2011, as mill price increases in the early part of 2011 had the effect of increasing the average cost of inventory we sold during the second quarter. Operating costs and expenses as a percentage of net sales decreased from 91.6% for the three months ended June 30, 2010 to 87.9% for the three months ended June 30, 2011.

Operating income increased $13.7 million, or 120.2%, from $11.4 million for the three months ended June 30, 2010 to $25.1 million for the three months ended June 30, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continue to focus on cost control even as business conditions are improving. Operating income as a percentage of net sales increased from 8.4% for the three months ended June 30, 2010 to 12.1% for the three months ended June 30, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $100.5 million, or 56.8%, from $177.0 million for the three months ended June 30, 2010 to $277.5 million for the three months ended June 30, 2011. J. Rubin, ORMS and Trident contributed a combined $58.4 million of incremental sales for the quarter ended June 30, 2011. The remaining increase was primarily attributable to an 11.6% increase in shipments, in addition to a 10.9% increase in average realized prices for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Our recent acquisitions caused shipments during the second quarter of 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 40% of the segment’s sales product mix for the second quarter of 2011, compared to approximately 38% for the second quarter of 2010. Our Flat Rolled and Non-Ferrous Group experienced increased demand in the automotive, heating and air conditioning equipment, and aerospace equipment markets during the second quarter of 2011, and we expect these markets to continue to do well during 2011, although there can be no assurance that this will be the case.

Operating costs and expenses increased $90.6 million, or 55.3%, from $163.8 million for the three months ended June 30, 2010 to $254.4 million for the three months ended June 30, 2011. J. Rubin, ORMS and Trident contributed a combined $54.7 million of incremental operating costs and expenses to the segment for the second quarter of 2011. The remaining increase was primarily attributable to an 11.6% increase in shipments, in addition to a 10.2% increase in average cost per ton. Our Flat Rolled and Non-Ferrous Group experienced slightly higher gross margins during the second quarter of 2011, as pricing for our indexed contract business was more favorable versus the early part of 2011. Operating costs and expenses as a percentage of net sales decreased from 92.5% for the three months ended June 30, 2010 to 91.7% for the three months ended June 30, 2011.

Operating income increased by $9.9 million, or 75.0%, from $13.2 million for the three months ended June 30, 2010 to $23.1 million for the three months ended June 30, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Operating income as a percentage of net sales increased from 7.5% for the three months ended June 30, 2010 to 8.3% for the same period of 2011.

Building Products. Net sales increased $0.9 million, or 3.7%, from $24.3 million for the three months ended June 30, 2010 to $25.2 million for the three months ended June 30, 2011. The Building Products segment continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession and the resulting depreciation of homes, as well as decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses showed a slight increase of $0.3 million, or 1.3%, from $23.7 million for the three months ended June 30, 2010 to $24.0 million for the three months ended June 30, 2011. Operating costs and expenses as a percentage of net sales decreased from 97.5% for the three months ended June 30, 2010 to 95.2% for the three months ended June 30, 2011.

Operating income increased from $0.6 million for the three months ended June 30, 2010 to $1.2 million for the three months ended June 30, 2011. Results for the second quarter of 2011 include a non-recurring gain of approximately $0.7 million resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims. Operating income as a percentage of net sales was 4.8% for the quarter ended June 30, 2011 versus 2.5% for the quarter ended June 30, 2010.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due primarily to the absence of increased consulting and professional fees incurred in 2010 in connection with Metals USA Holdings’ IPO.

Segment Results—Six Months Ended June 30, 2011 Compared to June 30, 2010

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2011:
Plates and Shapes	$396.8	$349.7	$47.1	$2.3	296	19
Flat Rolled and Non-Ferrous	506.0	465.8	40.2	1.1	351	68
Building Products	41.4	42.0	(0.6)	0.1	—	—
Corporate and other	(6.3)	7.2	(13.5)	0.2	(6)	—

Total	$937.9	$864.7	$73.2	$3.7	641	87

2010:
Plates and Shapes	$258.4	$237.9	$20.5	$1.1	238	5
Flat Rolled and Non-Ferrous	329.0	304.9	24.1	0.3	264	16
Building Products	40.5	41.6	(1.1)	—	—	—
Corporate and other	(5.0)	8.4	(13.4)	—	(4)	—

Total	$622.9	$592.8	$30.1	$1.4	498	21

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $138.4 million, or 53.6%, from $258.4 million for the six months ended June 30, 2010 to $396.8 million for the six months ended June 30, 2011. The increase was primarily attributable to a 29.6% increase in shipments, in addition to a 18.5% increase in average realized prices for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Product demand for the Plates and Shapes Group is more transactional in nature and is typically associated with industries and end markets that show strength during later stages of economic cycles. Although we experienced an increase in demand for structural steel during the first half of 2011, our strong shipment volumes for the period were also partially attributable to certain customers purchasing inventory to stay ahead of announced price increases and the expectation of a normal seasonal recovery. We experienced increased demand from the defense and energy services end markets during the first six months of 2011. The non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience weak demand by historical standards.

Operating costs and expenses increased $111.8 million, or 47.0%, from $237.9 million for the six months ended June 30, 2010 to $349.7 million for the six months ended June 30, 2011. The increase was primarily attributable to a 29.6% increase in shipments, in addition to a 18.5% increase in the average cost per ton for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We incurred approximately $0.6 million of facility closure and severance expenses related to the closure of a Plates and Shapes location in Hayward, California during the first quarter of 2011, which contributed to the increase in operating costs and expenses versus the prior year. Operating costs and expenses as a percentage of net sales decreased from 92.1% for the six months ended June 30, 2010 to 88.1% for the six months ended June 30, 2011.

Operating income increased by $26.6 million, or 129.8%, from $20.5 million for the six months ended June 30, 2010 to $47.1 million for the six months ended June 30, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continue to focus on cost control. Operating income as a percentage of net sales increased from 7.9% for the six months ended June 30, 2010 to 11.9% for the six months ended June 30, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $177.0 million, or 53.8%, from $329.0 million for the six months ended June 30, 2010 to $506.0 million for the six months ended June 30, 2011. Trident, J. Rubin and ORMS contributed a combined $84.4 million of incremental sales for the six months ended June 30, 2011. The remaining increase was primarily attributable to a 17.9% increase in shipments, in addition to an 8.8% increase in average realized prices for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Our recent acquisitions caused shipments during the first half of 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 38% of the segment’s sales product mix for the first half of 2011, compared to approximately 39% for the first half of 2010. Our Flat Rolled and Non-Ferrous Group experienced increased demand in the automotive, heating and air conditioning equipment, lawn and garden equipment and aerospace equipment markets during the first half of 2011, and we expect these markets to continue to do well during 2011, although there can be no assurance that this will be the case.

Operating costs and expenses increased $160.9 million, or 52.8%, from $304.9 million for the six months ended June 30, 2010 to $465.8 million for the six months ended June 30, 2011. Trident, J. Rubin and ORMS contributed a combined $79.3 million of incremental operating costs and expenses to the segment for the first half of 2011. The remaining increase was primarily attributable to a 17.9% increase in shipments, in addition to a 9.0% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 92.7% for the six months ended June 30, 2010 to 92.1% for the six months ended June 30, 2011.

Operating income increased by $16.1 million, or 66.8%, from $24.1 million for the six months ended June 30, 2010 to $40.2 million for the six months ended June 30, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Operating income as a percentage of net sales increased from 7.3% for the six months ended June 30, 2010 to 7.9% for the same period of 2011.

Building Products. Net sales increased $0.9 million, or 2.2%, from $40.5 million for the six months ended June 30, 2010 to $41.4 million for the six months ended June 30, 2011. The Building Products segment continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession and the resulting depreciation of homes, as well as decreased access to affordable credit for homeowners and residential remodeling contractors. These factors have led to significant contraction in the home improvement remodeling industry.

Operating costs and expenses showed a slight increase of $0.4 million, or 1.0%, from $41.6 million for the six months ended June 30, 2010 to $42.0 million for the six months ended June 30, 2011. Operating costs and expenses as a percentage of net sales decreased from 102.7% for the six months ended June 30, 2010 to 101.4% for the six months ended June 30, 2011.

Operating loss decreased from $1.1 million for the six months ended June 30, 2010 to $0.6 million for the six months ended June 30, 2011. Results for the first half of 2011 include a non-recurring gain of approximately $0.7 million resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims. Operating loss as a percentage of net sales was 1.4% for the six months ended June 30, 2011 versus 2.7% for the six months ended June 30, 2010.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $0.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due primarily to higher accruals for incentive compensation.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of June 30, 2011, we had $426.6 million of eligible collateral, $240.1 million in outstanding advances, $23.0 million in open letters of credit and $163.5 million of additional borrowing capacity. As of June 30, 2011, we had $9.2 million of cash.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. As of June 30, 2011, our debt consisted of $240.1 million of outstanding borrowings under the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $13.4 million principal amount outstanding, a note payable to Metals USA Holdings in the amount of $47.0 million, and $2.3 million of capital leases and other obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $368.2 million at December 31, 2010 to $475.3 million at June 30, 2011.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed consolidated statements of cash flows included in our condensed consolidated financial statements for the six months ended June 30, 2011.

During the six months ended June 30, 2011, net cash used in operating activities was $46.9 million. During the first six months of 2011, our working capital increased as we experienced an environment of increasing prices and end-market demand. Increases of $67.5 million in our accounts receivable balance and $47.1 million in our inventory value were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to stronger sales which were primarily driven by sharply higher shipments versus the same quarter of the prior year. During the six months ended June 30, 2010, net cash used in operating activities was $15.5 million. During the first six months of 2010, our working capital increased as we experienced an environment of modestly increasing prices and slowly recovering end-market demand. Increases of $30.0 million in our accounts receivable balance and $36.7 million in our inventory value were the primary contributors to operating cash outflows for the period.

Net cash used in investing activities was $92.0 million for the six months ended June 30, 2011, and consisted primarily of $88.4 million of acquisition costs, net of cash acquired, for the Trident acquisition, which closed on March 11, 2011, and capital expenditures of $3.7 million. Net cash used in investing activities was $20.2 million for the six months ended June 30, 2010, and consisted primarily of capital expenditures of $1.4 million and $19.0 million of cash paid for the J. Rubin acquisition, which closed on June 28, 2010.

Net cash provided by financing activities was $132.9 million for the six months ended June 30, 2011, which consisted of net borrowings on the ABL facility of $134.1 million offset by $0.9 million of deferred financing costs and $0.3 million of debt repayments. Net cash provided by financing activities was $41.1 million for the six months ended June 30, 2010, and consisted primarily of net borrowings on the intercompany loan facility of $41.0 million.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of June 30, 2011, our borrowing availability under the ABL facility was $163.5 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of June 30, 2011, our FCCR was 2.73. As of June 30, 2011, we had $163.5 million of additional borrowing capacity under the ABL facility.

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

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended June 30, 2011. Adjusted EBITDA on a Pro Forma Basis, as defined in our credit agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Debt Ratio, as defined by the Indenture governing the Metals USA Notes. As of June 30, 2011, our Consolidated Total Debt Ratio was 3.88 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $136.2 million.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of June 30, 2011, we were not restricted under any of the negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA, Pro Forma Adjusted EBITDA, and net cash used in operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2011	2010	2011	2010	2011
Net income	$20.0	$5.3	$31.9	$6.7	$40.1
Depreciation and amortization(1)	6.1	4.9	11.4	10.0	21.2
Interest expense	11.9	8.3	21.7	17.9	41.0
Provision for income taxes	11.5	3.8	19.6	5.5	22.3

EBITDA	49.5	22.3	84.6	40.1	124.6
Covenant defined adjustments:
Facilities closure and severance costs(2)	—	—	0.6	—	0.6
Stock options and grant expense(3)	0.4	0.1	0.8	0.2	1.8
Advisory agreement fees(4)	—	3.3	—	3.6	0.2
Acquisition expenses(5)	0.2	—	1.4	—	1.4

Adjusted EBITDA(6)	50.1	25.7	87.4	43.9	128.6
Pro forma acquisition adjustments(7)	—	—	—	—	7.6

Pro Forma Adjusted EBITDA(8)	50.1	25.7	87.4	43.9	136.2
Loss (gain) on sale of property and equipment	—	—	0.1	(0.1)	0.5
Provision for bad debts	0.9	0.5	1.6	1.1	2.9
Amortization of debt issuance costs	0.7	0.8	1.4	1.7	3.7
Deferred income taxes	5.3	0.8	8.7	0.6	9.7
Excess tax benefit from stock-based compensation	—	—	—	(0.1)	—
Advisory agreement termination charge	—	3.3	—	3.3	—
Interest expense	(11.9)	(8.3)	(21.7)	(17.9)	(41.0)
Provision for income taxes	(11.5)	(3.8)	(19.6)	(5.5)	(22.3)
Facilities closure and severance costs	—	—	(0.6)	—	(0.6)
Advisory agreement fees	—	(3.3)	—	(3.6)	(0.2)
Acquisition expenses	(0.2)	—	(1.4)	—	(1.4)
Pro forma acquisition adjustments	—	—	—	—	(7.6)
Changes in assets and liabilities	(34.0)	(21.7)	(102.8)	(38.9)	(141.5)

Net cash used in operating activities	$(0.6)	$(6.0)	$(46.9)	$(15.5)	$(61.6)

Net cash used in investing activities	$(1.3)	$(19.8)	$(92.0)	$(20.2)	$(103.1)

Net cash provided by financing activities	$0.3	$32.0	$132.9	$41.1	$163.0

Fixed charge coverage ratio numerator(6)	$111.1	$91.4	$111.1	$91.4	$111.1
Fixed charge coverage ratio denominator(6)	$40.7	$35.2	$40.7	$35.2	$40.7
Fixed charge coverage ratio(6)	2.73	2.60	2.73	2.60	2.73

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Represents charges in the Plates and Shapes Group for severance costs and other facility closure costs incurred in the first quarter of 2011.
(3)	Non-cash stock-based compensation expense.
(4)	Represents accrued expenses related to the advisory agreement we had with Apollo, which was terminated in the second quarter of 2010.
(5)	Primarily related to the acquisition of Trident, which closed on March 11, 2011.
(6)	As defined by the ABL facility.
(7)	Represents adjustments for the ORMS and Trident acquisitions as though we owned those businesses for the twelve-month period ended June 30, 2011.
(8)	Adjusted EBITDA on a Pro Forma Basis, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Debt Ratio, as defined in the Indenture governing the Metals USA Notes.

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

On March 9, 2011, we activated $25.0 million of the FILO tranche under the ABL facility. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

On August 10, 2011, we amended the ABL facility by reducing the borrowing costs on the Tranche A Commitments by 75 basis points and reducing the borrowing costs on the FILO Tranche by 62.5 basis points. Under the amendment, the maturity date of the ABL facility was extended to the earlier of August 10, 2016 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. The ABL facility remains subject to the same acceleration provision with respect to the maturity of the Metals USA Notes described above.

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

As of June 30, 2011, we had $426.6 million of eligible collateral, $240.1 million in outstanding advances, $23.0 million in open letters of credit and $163.5 million of additional borrowing capacity. As of June 30, 2011, we had $9.2 million of cash.

As of August 8, 2011, we had $417.3 million of eligible collateral, $241.6 million in outstanding advances, $23.0 million in open letters of credit and $152.7 million of additional borrowing capacity. As of August 8, 2011, we had approximately $12.7 million of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 2.50% (3.875% for the FILO tranche) as of June 30, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 1.50% (2.875% for the FILO tranche) as of June 30, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A Commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.246%, respectively, as of June 30, 2011.

A commitment fee is payable on any unused commitment equal to 0.25% per annum to the lenders under the ABL facility if utilization under the facility exceeds 40.0% of the total commitments under the facility and a commitment fee equal to 0.375% per annum if utilization under the facility is less than or equal to 40.0% of the total commitments under the facility. Customary letter of credit fees are also payable, as necessary.

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of June 30, 2011, our FCCR was 2.73. We were in compliance with all covenants as of June 30, 2011.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the six months ended June 30, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.8 million of settlements, offset by $1.7 million of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

The Metals USA Notes

On the closing date of the Merger, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million in aggregate principal amount of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum and is payable semi-annually in arrears on June 1 and December 1 and commenced on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time on or after December 1, 2010, at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

Under the Indenture governing the Metals USA Notes, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful.

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2011.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2016. The Jeffersonville IRBs had principal amounts outstanding of $3.5 million and $4.2 million as of June 30, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of June 30, 2011, the weighted average variable interest rate on the IRBs was 0.25%. See below for a discussion of fixed interest rates payable on the Jeffersonville IRBs under interest rate swap agreements. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of June 30, 2011.

Interest Rate Swaps. In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 million as of June 30, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the six months ended June 30, 2011 were not material, with approximately $0.1 million of settlements that were partially offset by changes in the fair value of derivatives. The fair value of the Jeffersonville IRB interest rate swaps was $0.5 million at June 30, 2011, $0.1 million of which was classified as accrued liabilities and the remaining $0.4 million of which was classified as other long-term liabilities in the condensed consolidated balance sheet.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended (the “Loan Agreement”), which totaled $47.0 million as of June 30, 2011 and December 31, 2010. The advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. For the three and six months ended June 30, 2011, Metals USA recognized $2.5 million and $3.3 million of interest expense, respectively, related to the Loan Agreement.

Restricted Payments

Both the ABL Credit Agreement and the Indenture governing the Metals USA Notes contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of June 30, 2011, our FCCR as defined in the ABL Credit Agreement was 2.73, and our borrowing availability was $163.5 million.

As of June 30, 2011, $3.4 million was available for general distribution under the restricted payment covenant contained in the Indenture governing the Metals USA Notes. As of June 30, 2011, Flag Intermediate and its 100% wholly owned subsidiary, Metals USA, had $190.9 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of June 30, 2011.

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

Inventories—As of June 30, 2011 we had inventories of $356.0 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

New Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29 which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our condensed consolidated financial statements for the period ended June 30, 2011.

In June 2011, the FASB issued ASU 2011-05 which will amend some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company expects to include the expanded disclosures about comprehensive income within its financial statements beginning in the first quarter of 2012.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of June 30, 2011, outstanding borrowings under the ABL facility were $240.1 million. Based on the weighted average borrowings outstanding on the ABL facility during the six months ended June 30, 2011, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.2 million for the period.

In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the six months ended June 30, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.8 million of settlements, offset by $1.7 million of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs, which were a combined $7.7 million as of June 30, 2011, and are reduced on an annual basis as the IRBs are redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from the Company’s Jeffersonville IRB interest rate swaps recognized in earnings during the six months ended June 30, 2011 were not material, with approximately $0.1 million of settlements that were partially offset by changes in the fair value of derivatives. The fair value of the Jeffersonville IRB interest rate swaps was $0.5 million at June 30, 2011, $0.1 million of which was classified as accrued liabilities and the remaining $0.4 million of which was classified as other long-term liabilities in the condensed consolidated balance sheet.

At June 30, 2011, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At July 22, 2011, the Metals USA Notes were traded at approximately 105.625% of face value, based on quoted market prices.

ITEM 4. CONTROLS AND PROCEDURES

Flag Intermediate. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Flag Intermediate, of the effectiveness of its disclosure controls and procedures (as defined pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on that evaluation, the CEO and CFO of Flag Intermediate have concluded that the disclosure controls and procedures of Flag Intermediate are effective to ensure that the information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Flag Intermediate maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in the internal controls over financial reporting of Flag Intermediate or in other factors that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Metals USA. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Metals USA, of the effectiveness of its disclosure controls and procedures (as defined pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on that evaluation, the CEO and CFO of Metals USA have concluded that the disclosure controls and procedures of Metals USA are effective to ensure that the information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Metals USA maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in the internal controls over financial reporting of Metals USA or in other factors that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 15, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 15, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated August 15, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 15, 2011, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 15, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 15, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated August 15, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 15, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: August 15, 2011	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALS USA, INC.

Date: August 15, 2011	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer