Form 10-K
period 2011-12-31
METALS USA INC
filed 2012-03-15
CIK 1038363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated  filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no market for the Registrant’s common stock. As of March 14, 2012, 100 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OMISSION OF CERTAIN INFORMATION

Flag Intermediate Holdings Corporation and Metals USA, Inc. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including Item 1. “Business,” Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	our projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds for 2012;

•	our expectations regarding capital expenditures, interest expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K, including in Item 1A. “Risk Factors,” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, except as otherwise required by applicable law.

PART I

Item 1.	Business

Overview

Flag Intermediate Holdings Corporation is a corporation formed under the laws of the state of Delaware (“Flag Intermediate”). Flag Intermediate and its wholly owned subsidiary, Metals USA, Inc. (“Metals USA”), are referred to collectively herein as the “Company.” Flag Intermediate and Metals USA are wholly owned subsidiaries of Metals USA Holdings Corp. (“Metals USA Holdings”).

As one of the largest metal service center businesses in the United States, we believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum, red metals, manufactured metal components and inventory management services. We believe that we serve an important function as an intermediary between primary metal producers that generally sell large volumes in limited sizes and configurations and end-users that generally require more services and smaller quantities of customized products. Operating 46 facilities comprising approximately 5.9 million square feet of industrial space, our metal service center business sold more than 1,396 thousand tons of metal products in 2011. We sell our products and services to a diverse customer base and broad range of end-user markets, including the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield service industries, among several others, throughout the United States. We strive to earn a margin over the cost of metal. Management’s strategy, manifested through organic growth initiatives and our acquisitions of metal service center businesses, focuses on maximizing the margin we earn over the cost of metal by offering additional value-added processing services and diversifying our product mix. We believe our growth and acquisition strategy, in combination with management’s demonstrated ability to manage metal purchasing and inventories to consistently meet our customers’ high expectations for service and reliability, serves as a foundation for future revenue growth and stable operating profit per ton through the economic cycle.

We operate in three reportable business segments: Plates and Shapes Group, Flat Rolled and Non-Ferrous Group, and Building Products Group. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups perform customized, value-added processing services to unimproved steel and other metals required to meet specifications provided by our customers in addition to offering inventory management and just-in-time delivery services, among others. These services enable our customers to reduce material costs, decrease capital required for raw materials inventory and processing equipment, and save time, labor, warehouse space and other expenses. The customers of our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group manufactures finished building products for distributors and contractors engaged in the residential remodeling industry.

On April 14, 2010, Metals USA Holdings completed its initial public offering of 11,426,315 shares of its common stock at $21.00 per share (the “IPO”), as described in Metals USA Holdings’ Registration Statement on Form S-1, as amended (File No. 333-150999). As a result of the IPO, the percentage of the Metals USA Holdings’ outstanding capital stock held by non-affiliates as of December 31, 2011 is approximately 31%. Investment funds associated with Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities, “Apollo” or “Apollo V”) own approximately 64% of the capital stock of Metals USA Holdings, with the remainder held by members of Metals USA Holdings’ management.

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

Growth Through Acquisitions

Strategic acquisitions of metal service center businesses that complement our overall product and service base are an important element to our growth strategy. The following acquisitions occurred over the last six years.

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

In March 2011, we completed the acquisition of The Richardson Trident Company (“Trident”). Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. The Company operates under The Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia.

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

Products and Services, Markets and Industry Information

The Company’s businesses are managed on a decentralized basis operating in business segments based on product groups. We believe this product-oriented organizational structure facilitates the efficient advancement of our goals and objectives to achieve operational synergies and focused capital investment. Operational activities and policies are managed by corporate officers and key product group executives who, on average, have over 29 years of experience and are supported by finance, purchasing and sales and marketing staff. For additional industry segment information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment,” and Note 13 to our consolidated financial statements for the year ended December 31, 2011 included elsewhere in this report.

Metal Processing/Metal Service Center Businesses: Plates and Shapes and Flat Rolled and Non-Ferrous Groups

Industry Overview. Companies operating in the metals industry can generally be characterized as primary metal producers, metal processors/metal service centers or end-users. Our Plates and Shapes and Flat Rolled and Non-Ferrous Groups are metals processors/metal service centers. As such, we purchase carbon steel, stainless steel, aluminum, brass, copper and other metals from producing mills and then sell our metal processing services and the metal to our customers, who are generally end-users. We believe that both primary metal producers and end-users increasingly seek to have their metals processing and inventory management requirements met by value-added oriented metal processors/metal service centers like us.

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

In our Plates and Shapes and Flat Rolled and Non-Ferrous Groups, we engage in pre-production processing of carbon steel, stainless steel, red metals and aluminum. We purchase metals from primary producers, maintain an inventory of various metals to allow rapid fulfillment of customer orders and perform customized processing services to the specifications provided by end-users. By providing these services, as well as offering inventory management and just-in-time delivery services, we enable our customers to reduce overall production costs and decrease capital required for raw materials inventory and metals processing equipment. The Plates and Shapes and Flat Rolled and Non-Ferrous Groups contributed approximately 95% of our 2011 net sales.

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

Plates and Shapes Group. The Plates and Shapes Group processes and sells steel plates and structural beams, bars, angles and tubes. We believe we are one of the largest distributors of steel plates and structural beams in the United States. In 2011, we sold approximately 596 thousand tons of products through 19 metal service centers located primarily in the southern and eastern regions of the United States. Our metal service centers are generally equipped to provide additional value-added processing, and a substantial portion of our volume is processed prior to being delivered to the end-user. These processing services include burning, blasting and painting (the process of cleaning steel plate by shot-blasting, then immediately applying a paint or primer), tee-splitting (the cutting of metal beams along the length to form separate pieces), cambering (the bending of structural shapes to improve load-bearing capabilities), leveling (the flattening of metals to uniform tolerances for proper machining), cutting, sawing, punching, drilling, beveling, surface grinding, braking (bending), shearing and cutting-to-length (the cutting of metals into pieces and along the width of a coil to create sheets or plates). We sell our products to a diversified customer base, including a large number of small customers who purchase products in small order sizes. We believe our disciplined management and hands-on service, backed by our national network of metal service centers, enables us to effectively meet our customers’ varied product and inventory management needs.

We generally earn additional margin from our customers by providing services such as product marking, item sequencing, just-in-time delivery and kitting. The customers who require these products and services are primarily in the fabrication, public and private non-residential construction, machinery and equipment, land and marine transportation, and energy industries. Because our metal service centers are generally located in close proximity to our metal suppliers and our customers, we are able to meet our customers’ product and service needs reliably and consistently. Over the last six years, we added two businesses to our Plates and Shapes portfolio through acquisitions. In May 2006, we completed the acquisition of Port City, which bolstered our presence in the construction and oil-field services sectors. In February 2009, we acquired Philadelphia Plate, which has expanded our presence in the northeast region of the United States and augmented our presence in the marine and defense sectors.

Flat Rolled and Non-Ferrous Group. The Flat Rolled and Non-Ferrous Group processes and sells flat rolled carbon and stainless steel, aluminum, brass and copper in a number of alloy grades and sizes through 27 metal service centers located primarily in the mid-western and southern regions of the United States. We sold approximately 812 thousand tons of these products in 2011, with our revenues split approximately 60% and 40% between ferrous products and non-ferrous products, respectively. Substantially all of the products from this group that are sold undergo value-added processing prior to shipment to our customers. These processing services include precision blanking (the process in which metal is cut into precise two-dimensional shapes), slitting (the cutting of coiled metals to specified widths along the length of the coil), shearing and cutting-to-length, punching and leveling.

We sell our products and services to customers in the electrical and appliance manufacturing, fabrication, furniture, machinery and equipment, transportation and aerospace industries. Many of our large customers purchase through pricing arrangements or contractual agreements that specify the margin over the cost of metal and we generally earn additional margin from these customers by providing services such as product marking and labeling, just-in-time delivery and kitting. We are able to provide these services reliably because our metal service centers are generally located in close proximity to our metal suppliers and our customers. Over the last six years, we added four businesses to our Flat Rolled and Non-Ferrous portfolio through acquisitions. In July 2007, we acquired Lynch Metals, a metal service center business that provides specialized aluminum products primarily to the aerospace, industrial and automotive industries. In June 2010, we acquired J. Rubin, expanding the scope of our product lines, services and geographic footprint in the upper Midwest, in addition to allowing us to enhance our cross-selling opportunities in existing markets. In December 2010, we acquired ORMS, a metal service center with distinctive processing and service capabilities and a strategic location in an existing Midwest market. In March 2011, we acquired Trident, a wholesale distributor of metals, plastics and electronic parts with fabricating capabilities designed to service the oil and gas industry.

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

Net sales by product line as a percent of total sales for our metal service center businesses for each of the three years ended December 31, 2011, 2010, and 2009 were as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
Carbon Flat Rolled Products	34.7%	35.1%	31.5%
Mini Mill Products	10.5%	11.2%	10.9%
Non-Ferrous Products	24.4%	21.9%	20.0%
Plate Products	17.6%	18.1%	19.6%
Structural Products	12.8%	13.7%	18.0%

	100.0%	100.0%	100.0%

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

We have quality control systems to ensure product quality and traceability throughout processing. Quality controls include periodic supplier audits, customer-approved quality standards, inspection criteria and metals source traceability. Twenty of our 46 metal service center facilities have International Standards for Organization, or “ISO,” certification.

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

The downturn in the United States housing sector has pushed home improvement remodeling spending below its long-term trend. Falling home prices have discouraged discretionary home improvement spending and diminished the amount of equity that owners have in their homes. Prior to the downturn in the United States housing sector, the ability to borrow against equity created by rising home prices fueled remodeling activity, as well as broader consumer spending. Now that home prices have softened, owners cannot finance home improvement projects as easily. These difficult end market conditions have affected sales growth associated with our Building Products Group.

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

Strategy

Our mission is to increase our position as one of the nation’s leading integrated metals processors and distributors, recognized for best in class customer service and optimal inventory management to meet customer demands, and to ensure strategic use of our capital resources, continuing to strengthen the relationships we have with our suppliers, while constantly renewing our focus on safety, growth and profitability. Execution of the following strategies is critical to our success:

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

•

Continue Our Strong Focus on Inventory Management. We will continue managing our inventory to maximize our returns, profitability and cash flow while maintaining sufficient inventory to respond to our customers’ demands. Constant evaluation of our inventory management framework will allow us to continue supplying our customers reliably, even during periods of tight metal supply. We expect our inventory management framework will continue generating strong earnings during periods of rising metal prices and strong cash flow during periods of declining metal prices.

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

We obtain the overwhelming majority of our metals from domestic suppliers, which include Nucor Corp., AK Steel, Arcelor-Mittal, North American Stainless, Thyssen Krupp Steel USA, and Steel Dynamics. Although we have historically purchased approximately 10% to 15% of our raw material supplies from foreign producers, domestic suppliers have always been, and we believe will continue to be, our principal source of raw material.

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

During the last decade, U.S. Steel, Nucor Corp. and Arcelor Mittal acquired several of their domestic competitors, and international integrated producers merged and consolidated operations. The result of this trend has been fewer integrated producers from which we can purchase our raw materials. We believe that global consolidation of the metals industry is beneficial to the metals industry as a whole by enhancing efficiency. However, such consolidation could result in price increases for the metal that we purchase.

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

Nearly all sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 4% of our net sales in each of the last three years. Our ten largest customers represented less than 14% of our net sales in 2011. For the year ended December 31, 2011, the average transaction size for our metal service centers was approximately $3,269. We have sought to enhance our position in stable growth industries that demand additional value-added services and reduce our exposure to more cyclical sectors. Through our organic growth and acquisitions, we have capitalized on opportunities to augment our existing product and service portfolio with high value-added products such as aluminum brazing sheet, armor plate, marine grade aluminum plate, and pressure vessel plate to service the aerospace, marine, defense, and oil and gas industries. Our broad portfolio of high-quality metal products and customized value-added services allows us to offer one-stop shopping to our customers. We believe the breadth of our portfolio provides a significant competitive advantage over smaller metal service centers, which generally stock fewer products and offer fewer services than we do.

Competition

The metals distribution industry is highly fragmented and competitive. Service centers compete with each other on price, service, quality and availability of products. According to Metal Center News, Metals USA is ranked number twelve among service centers in North America based on 2010 revenues.

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

Employees

As of December 31, 2011, we employed approximately 2,200 persons. As of December 31, 2011, approximately 176, or approximately 8% of our employees, at various sites were members of unions: the United Steelworkers of America; the Sheet Metals Workers Union; the International Association of Bridge, Structural, and Ornamental Ironworkers of America; and the International Brotherhood of Teamsters. Our relationship with these unions generally has been satisfactory. Within the last five years, we have not experienced any work stoppages at any of our facilities. We are currently a party to seven collective-bargaining agreements. Six expire in 2013 and one expires in 2014. Presently, we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. Historically, we have succeeded in negotiating new collective bargaining agreements without a strike and we expect to succeed in negotiating new collective bargaining agreements with respect to the agreements that expire in 2013 and 2014.

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

Financial Information About Segments

For information regarding revenues from external customers, measures of profit or loss and total assets for the last three years for each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” and Note 13 to our consolidated financial statements for the year ended December 31, 2011.

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

Seasonal Aspects, Renegotiation and Backlog

There is a slight decrease in our business during the winter months because of inclement weather conditions and the seasonality of customer end markets. No material portion of our business is subject to renegotiation of profits or termination of contracts at the election of the government. Because of the just-in-time delivery policy and the short lead-time nature of our business, we do not believe the information on backlog of orders is material to an understanding of our business.

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

Communication with the Company

The Company’s required Securities and Exchange Act filings such as annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website, http://www.metalsusa.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (the “SEC”). All of these materials are located at the “Investor Relations” link. They can also be obtained free of charge upon request to the Company’s principal address: Metals USA Holdings Corp., 2400 E. Commercial Blvd., Suite 905, Fort Lauderdale, Florida 33308.

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

Metal costs typically represent approximately 75% of our net sales. Metal costs can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us and may, therefore, adversely affect our net sales, operating margin and net income. Our metal service centers maintain substantial inventories of metal to accommodate the short lead-times and just-in-time delivery requirements of our customers. Accordingly, using information derived from customers, market conditions, historic usage and industry research, we purchase metal in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers. Our commitments for metal purchases are generally at prevailing market prices in effect at the time we place our orders. We have no substantial long-term, fixed-price purchase contracts. When raw material prices rise, we may not be able to pass the price increase on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we reduce existing inventory quantities, lower margins. There have been historical periods of rapid and significant movements in the prices of metal both upward and downward. These changes can make it difficult for us to accurately forecast our results, which could cause us to have higher or lower levels of inventory than required or make expenditures that may not generate expected returns. Any limitation on our ability to pass through any price increases to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in metal prices (which we believe are currently increasing, which may not continue) also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, in part to benefit from early-payment discounts. As a result, when metal prices are rising, we tend to draw more on our $500 million amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”) to cover the cash flow cycle from our raw material purchases to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. Our liquidity is thus adversely affected by rising metal prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

Our operating results and liquidity could be negatively affected during economic downturns because the demand for our products is cyclical. We believe demand for our product is currently in the lower end of the cycle, although conditions have steadily improved throughout the latter half of 2009 through year-end 2011 (which may not continue).

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

The decline in steel prices resulting from weakened demand and an oversupply of steel throughout the supply chain during the latter half of 2008 and first half of 2009 contributed to a significant decline in steel product shipments from metals service centers in the United States. Reduced demand in a number of our markets combined with the foreign relocation of some of our customers could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

We use a variety of metals in our business. Our operations depend upon obtaining adequate supplies of metal on a timely basis. We purchase most of our metal from a limited number of metal suppliers. As of December 31, 2011, our top three metals suppliers represent a significant portion of our total metal purchasing cost. Termination of our relationship with any of these suppliers could have a material adverse effect on our business, financial condition, results of operations or cash flows if we were unable to obtain metal from other sources in a timely manner.

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

We are engaged in a highly fragmented and competitive industry. We compete with a large number of other value-added oriented metals processor/metal service centers on a regional and local basis, some of which may have greater financial resources than we have. Service centers compete with each other on price, service, quality and availability of products. According to Metal Center News, Metals USA is ranked number twelve among service centers in North America based on 2010 revenues. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Because price, particularly in the ferrous flat rolled business, is a competitive factor, we may be required in the future to reduce sales volumes to maintain our level of profitability. Increased competition in any of our businesses could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2011, approximately 176 of our employees (approximately 8%) at various sites were members of unions. We are currently a party to seven collective-bargaining agreements. Six expire in 2013 and one expires in 2014. Presently we do not anticipate any problems or issues with respect to renewing these agreements upon acceptable terms. However, no assurances can be given that we will succeed in negotiating new collective-bargaining agreements to replace the expiring ones without a strike. Any strikes in the future could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Business—Employees” for a discussion of our previous negotiations of collective-bargaining agreements.

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

Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. Our 11 1/8 Senior Secured Notes due 2015 (the “Metals USA Notes”), the ABL facility and our other outstanding indebtedness are expected to account for significant cash interest expenses in fiscal 2012 and subsequent years. Accordingly, we will have to generate significant cash flows from operations to meet our debt service requirements. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing; however, this insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Furthermore, Apollo has no obligation to provide us with debt or equity financing and we therefore may be unable to generate sufficient cash to service all of our indebtedness.

Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2011, our total indebtedness was $515.6 million. We also had an additional $163.8 million available for borrowing under the ABL facility as of that date.

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

The ABL facility and the indenture governing the Metals USA Notes (the “Metals USA Notes Indenture” or the “Indenture”) contain various covenants that limit or prohibit our ability, among other things, to:

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

The Metals USA Notes Indenture contains covenants that restrict our ability to take certain actions, such as incurring additional debt, if we are unable to meet defined adjusted EBITDA to fixed charges and consolidated total debt ratios (each, as defined by the Indenture). The covenants in the Indenture require us to have an adjusted EBITDA to fixed charge ratio (measured on a trailing four-quarter basis) of 2.0 to 1.0 to incur “ratio” indebtedness and a consolidated total debt ratio of no greater than 4.75 to 1.0 to incur “ratio” indebtedness in connection with acquisitions. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under the Indenture.

As of December 31, 2011, our fixed charge coverage ratio (“FCCR”), as defined by the loan and security agreement governing the ABL facility, was 2.82. As of December 31, 2011 we had $163.8 million of additional borrowing capacity under the ABL facility. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. We do not have to maintain a minimum FCCR as long as our borrowing availability under the ABL facility is greater than or equal to the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability.

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

The terms of the Metals USA Notes Indenture and the ABL facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or our subsidiaries could incur significant additional indebtedness in the future. As of December 31, 2011, we had approximately $163.8 million available for additional borrowing under the ABL facility, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. In addition, the Metals USA Notes Indenture does not limit the amount of indebtedness that may be incurred by Flag Intermediate or Metals USA Holdings. Additional leverage could have a material adverse effect on our business, financial condition or results of operations and could increase the risks described in “—Our use of leverage exposes us to interest rate risk and could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness,” “—Our debt agreements impose significant operating and financial restrictions, which could have a material adverse effect on our business, financial condition, results of operations or cash flows” and “—Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.”

Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A portion of our indebtedness bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2011, we had approximately $240.3 million of floating rate debt under the ABL facility and our Industrial Revenue Bonds (“IRBs”). We also had an additional $163.8 million available for borrowing under the ABL facility as of December 31, 2011. Assuming a consistent level of debt, a 100 basis point change in the interest rate on our floating rate debt effective from the beginning of the year would increase or decrease our fiscal 2011 interest expense under the ABL facility and the IRBs by approximately $2.4 million. We use derivative financial instruments to manage a portion of the potential impact of our interest rate risk. As of December 31, 2011, we had $4.1 million of IRBs that were hedged under interest rate swap agreements. To some extent, derivative financial instruments can protect against increases in interest rates, but they do not provide complete protection over the longer term. If interest rates increase dramatically, we could be unable to service our debt which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2011, we operated 19 metal service centers in the Plates and Shapes Group and 27 facilities in the Flat Rolled and Non-Ferrous Group. These facilities use various metals processing and materials handling machinery and equipment. As of the same date, our Building Products Group operated four manufacturing plants where we process metals into various building products and 14 sales centers.

Many of our facilities are capable of being used at higher capacities, if necessary. We believe that our facilities will be adequate for the expected needs of our existing businesses over the next several years. Our metal service center facilities, Building Products sales centers and manufacturing plants, and administrative offices are located and described as follows:

OPERATING FACILITIES AS OF DECEMBER 31, 2011

	Location	Square Footage	Owned/ Leased
Plates and Shapes Group:
	Mobile, Alabama	246,000	Owned
	Jacksonville, Florida	60,000	Owned
	Oakwood, Georgia	206,000	Owned
	Waggaman, Louisiana	371,000	Owned
	Baltimore, Maryland	65,000	Leased
	Seekonk, Massachusetts	115,000	Owned
	Columbus, Mississippi	45,000	Owned
	Newark, New Jersey	81,000	Owned
	Greensboro, North Carolina	180,000	Owned
	Canton, Ohio	110,000	Owned
	Enid, Oklahoma	112,000	Owned
	Muskogee, Oklahoma (1)	229,000	Owned
	Tulsa, Oklahoma	533,000	Leased
	Ambridge, Pennsylvania	200,000	Leased
	Langhorne, Pennsylvania	235,000	Leased
	Philadelphia, Pennsylvania	85,000	Owned
	Philadelphia, Pennsylvania	109,000	Leased
	York, Pennsylvania	109,000	Owned
	Cedar Hill, Texas	150,000	Owned

	Location	Square Footage	Owned/ Leased
Flat Rolled and Non-Ferrous Group:
	Thomasville, Alabama	75,000	Owned
	Anaheim, California	45,000	Leased
	Orange, California	28,000	Leased
	Thomasville, Georgia	52,000	Leased
	Madison, Illinois	100,000	Owned
	Northbrook, Illinois	187,000	Owned
	Rockford, Illinois	119,000	Owned
	Rockford, Illinois	41,000	Owned
	Jeffersonville, Indiana	90,000	Owned
	Jeffersonville, Indiana (1) (2)	270,000	Owned
	Jeffersonville, Indiana (2)	40,000	Leased
	Wichita, Kansas	43,000	Leased
	Mansfield, Massachusetts	42,000	Owned
	Walker, Michigan	50,000	Owned
	Plymouth, Minnesota	18,000	Owned
	Liberty, Missouri	117,000	Leased
	Union, New Jersey	39,000	Leased
	Randleman, North Carolina	154,000	Owned
	Springfield, Ohio	105,000	Owned
	Wooster, Ohio	140,000	Owned
	Tulsa, Oklahoma	130,000	Owned
	Houston, Texas	57,000	Owned
	Katy, Texas	212,000	Owned
	Odessa, Texas	29,000	Owned
	Richardson, Texas	192,000	Owned
	Germantown, Wisconsin	102,000	Owned
	Horicon, Wisconsin	120,000	Leased
	Horicon, Wisconsin	32,000	Leased

Building Products Group:
Sales Centers	Birmingham, Alabama	19,000	Leased
	Phoenix, Arizona	111,000	Leased
	Hayward, California	24,000	Leased
	Leesburg, Florida	61,000	Leased
	Pensacola, Florida	48,000	Leased
	Las Vegas, Nevada	42,000	Leased
	Oklahoma City, Oklahoma	40,000	Leased
	Irmo, South Carolina	38,000	Leased
	Nashville, Tennessee	44,000	Leased
	Houston, Texas	155,000	Leased
	Longview, Texas	15,000	Leased
	Mesquite, Texas	55,000	Leased
	Weslaco, Texas	21,000	Leased
	Kent, Washington	57,000	Leased
Manufacturing Plants	Brea, California	43,000	Owned
	Buena Park, California	168,000	Leased
	Groveland, Florida	247,000	Leased
	Courtland, Ontario	32,000	Owned

	Location	Square Footage	Owned/ Leased
Administrative Locations:
Corporate Headquarters	Fort Lauderdale, Florida	6,700	Leased
i-Solutions	Ft. Washington, Pennsylvania	4,000	Leased

(1)	These facilities are subject to liens with respect to specific debt obligations, including IRBs.
(2)	These facilities comprise one operating location.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As a result of the Merger, all of Metals USA Inc.’s issued and outstanding common stock is held indirectly by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary. Investment funds associated with Apollo own approximately 64% of the capital stock of Metals USA Holdings. As a result of Metals USA Holdings’ initial public offering, the aggregate percentage of Metals USA Holdings’ outstanding capital stock held by non-affiliates as of December 31, 2011 is approximately 31%. The remainder of the capital stock of Metals USA Holdings is held by members of management. Accordingly, the Company’s common stock is not traded on any stock exchange and has no established public trading market.

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

No dividends were paid from Flag Intermediate to Metals USA Holdings during 2009, 2010 or 2011. In 2008, Flag Intermediate paid dividends to Metals USA Holdings aggregating $87.5 million. In 2007, Flag Intermediate paid dividends to Metals USA Holdings aggregating $18.1 million. In 2006, Flag Intermediate paid dividends to Metals USA Holdings aggregating $25.0 million.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data for the year ended December 31, 2009, and as of December 31, 2010 and for the year ended December 31, 2010, and as of December 31, 2011, and for the year ended December 31, 2011, have been derived from our audited consolidated financial statements and related notes included in this Form 10-K. The selected historical consolidated financial data for the year ended December 31, 2007, and as of December 31, 2007, and for the year ended December 31, 2008, and as of December 31, 2008, and as of December 31, 2009, presented in this table have been derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The historical results set forth below do not necessarily indicate results expected for any future period, and should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in millions)
Statements of Operations Data:
Net Sales	$1,845.3	$2,156.2	$1,098.7	$1,292.1	$1,885.9
Cost of sales (exclusive of operating and delivery, and depreciation and amortization included in operating expenses below)	1,418.8	1,612.9	890.1	996.7	1,445.7
Operating expenses	313.0	336.3	230.7	235.1	304.9

Operating income (loss)	113.5	207.0	(22.1)	60.3	135.3
Interest expense	57.6	54.5	44.9	37.2	42.2
Gain on extinguishment of debt	—	—	(13.6)	—	—
Other (income) expense, net	—	(0.2)	0.3	—	0.1

Income (loss) before income taxes	55.9	152.7	(53.7)	23.1	93.0
Provision (benefit) for income taxes	19.3	59.3	(18.0)	8.2	31.8

Net income (loss)	$36.6	$93.4	$(35.7)	$14.9	$61.2

	As of December 31,
	2007	2008	2009	2010	2011
	(in millions)
Balance Sheet Data:
Working capital	$511.9	$635.3	$276.3	$368.2	$488.0
Total assets	951.1	1,010.9	619.2	744.1	978.6
Long-term debt, less current portion	563.1	648.9	307.1	392.4	514.6
Stockholder’s equity	167.6	175.4	141.1	158.1	220.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See disclosure presented on page 2 of this report for cautionary information with respect to such forward-looking statements. Readers should refer to Item 1A. “Risk Factors” for risk factors that may affect future performance. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

Overview

All references to the “Company” include Flag Intermediate, its wholly owned subsidiary Metals USA, and the wholly owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2011, approximately 95% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

U.S. steel consumption declined dramatically during the 2009 recession. 2009 U.S. steel consumption was less than 70% of 2008 U.S. steel consumption and significantly outpaced GDP declines. Consequently, annual growth in steel demand in 2010 exceeded prior year figures by more than 14% as U.S. industrial production recovered slowly.

World steel production continued to grow in 2011. Domestic steel mills produced at an average capacity utilization rate of 75% during 2011, up 8% from last year. Apparent demand began to improve in the economies of Europe and the United States at the end of 2011 and we believe it is likely that there will be further growth during 2012. Economic indicators in the U.S. have recently been rising, which we believe should mean positive growth in steel consumption in 2012.

China has continued to dominate global steel production and consumption, accounting for roughly half of the total global steel market. Chinese steel production levels and growth characteristics have created significant demand on iron ore and metallurgical coal which has generally outpaced global supply. Spot iron ore prices eased slightly during December 2011, but remained in a narrow range. Prices have since rebounded, and we believe this upward price trend will continue.

Steel prices were relatively stable during 2011 when compared to the significantly volatile periods of 2008, 2009, and to a lesser degree 2010. Given current market conditions, steel prices are predominately influenced by raw material input costs, namely iron ore and metallurgical coal. We believe that in the absence of any unanticipated macro-economic disruptions, no near term catalyst that would materially alter current price trends is anticipated.

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

While the pace of the decline in homeowner remodeling projects appears to be moderating, increased remodeling activity does not seem likely to materialize until further signs of recovery emerge in the broader housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak home prices, the lack of homeowner equity, and decreased cost recovery for most types of remodeling projects continue to discourage upper-end remodeling improvements.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as interest rates, general economic conditions, consumer confidence and other factors beyond our control. Declines in existing home sales and improvement remodeling expenditures due to such factors could continue to limit the pace of the segment’s recovery.

Consolidated Results of Operations

The following financial information reflects our historical financial statements.

	Fiscal Years Ended December 31,
	2011	%	2010	%	2009	%
	(in millions, except percentages)
Net sales	$1,885.9	100.0%	$1,292.1	100.0%	$1,098.7	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,445.7	76.7%	996.7	77.1%	890.1	81.0%
Operating and delivery	175.7	9.3%	131.9	10.2%	126.7	11.5%
Selling, general and administrative	108.0	5.7%	81.8	6.3%	85.1	7.7%
Depreciation and amortization	21.2	1.1%	17.8	1.4%	18.9	1.7%
Loss on sale of property and equipment	—	—	0.3	0.0%	—	—
Advisory agreement termination charge	—	—	3.3	0.3%	—	—

Operating income (loss)	135.3	7.2%	60.3	4.7%	(22.1)	-2.0%
Interest expense	42.2	2.2%	37.2	2.9%	44.9	4.1%
Gain on debt extinguishment	—	—	—	—	(13.6)	-1.2%
Other expense, net	0.1	0.0%	—	—	0.3	0.0%

Income (loss) before income taxes	$93.0	4.9%	$23.1	1.8%	$(53.7)	-4.9%

Results of Operations—Year Ended December 31, 2011 Compared to 2010

Net sales. Net sales increased $593.8 million, or 46.0%, from $1,292.1 million for the year ended December 31, 2010 to $1,885.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 31.8% increase in shipments, in addition to a 12.9% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups. Net sales for our Building Products Group increased $2.8 million, or 3.4%, for the year ended December 31, 2011 compared to the same period of 2010. Results for the year ended December 31, 2011 include operating results from the Trident acquisition, which closed on March 11, 2011, and the ORMS acquisition, which closed on December 31, 2010. In addition, results for the year ended December 31, 2011 include a full twelve months of operating results from the J. Rubin acquisition, which closed on June 28, 2010. Trident, ORMS and J. Rubin contributed a combined $194.7 million of incremental sales for the year ended December 31, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, net sales for our metal service center businesses increased $396.3 million, or 33.3%, for the year ended December 31, 2011 versus the same period of 2010, which primarily resulted from a 16.7% increase in shipments and a 14.2% increase in average realized prices. The increase in prices and volumes is attributable to the cyclical nature of the metal consuming industries supported by our products and services. The economic recovery that continued through 2011 has translated into increased metal consumption as industrial production continues to gradually expand. We continue to experience weaker demand in industries tied to non-residential construction and offshore oil and gas drilling.

According to data from the Metals Service Center Institute, actual shipments for the service center industry for the year ended December 31, 2011 are up 14.2% over the same period of 2010. Inventory levels have remained relatively stable throughout 2011. Despite a cautious economic outlook, business conditions were generally favorable for the year ended December 31, 2011 compared to the same period of 2010.

Cost of sales. Cost of sales increased $449.0 million, or 45.0%, from $996.7 million for the year ended December 31, 2010 to $1,445.7 million for the year ended December 31, 2011. The increase was primarily attributable to a 31.8% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Product Groups, in addition to an 11.8% increase in average cost per ton. Cost of sales for our Building Products Group increased $4.2 million, or 7.2%. The Trident, ORMS and J. Rubin acquisitions added a combined $144.2 million of incremental cost of sales for the year ended December 31, 2011. Excluding the Trident, ORMS and J. Rubin acquisitions, shipments increased 16.7% and average cost per ton increased 13.5% over the same period of 2010. The increase in volumes that contributed to higher cost of sales during 2011 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales decreased from 77.1% for the year ended December 31, 2010 to 76.7% for the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $43.8 million, or 33.2%, from $131.9 million for the year ended December 31, 2010 to $175.7 million for the year ended December 31, 2011. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $5.7 million and higher freight costs of approximately $8.5 million. In addition, Trident, ORMS and J. Rubin added a combined $21.2 million of incremental operating and delivery expenses for the year ended December 31, 2011. As a percentage of net sales, operating and delivery expenses decreased from 10.2% for the year ended December 31, 2010 to 9.3% for the year ended December 31, 2011.

Selling, general and administrative. Selling, general and administrative expenses increased $26.2 million, or 32.0%, from $81.8 million for the year ended December 31, 2010 to $108.0 million for the year ended December 31, 2011. An approximate $7.2 million increase in incentive compensation, which is aligned with the improved performance of our business, contributed to the period-over-period increase. Trident, ORMS and J. Rubin added a combined $12.0 million of incremental selling, general and administrative expenses for the year ended December 31, 2011. We also incurred costs of approximately $1.6 million during 2011 which were primarily attributable to the Trident acquisition, which closed in March 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 6.3% for the year ended December 31, 2010 to 5.7% for the year ended December 31, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $3.4 million, or 19.1%, from $17.8 million for the year ended December 31, 2010 to $21.2 million for the year ended December 31, 2011. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of December 31, 2011 was $247.8 million compared to $198.8 million as of December 31, 2010. As a percentage of net sales, depreciation and amortization expenses decreased from 1.4% for the year ended December 31, 2010 to 1.1% for the year ended December 31, 2011.

Operating income. Operating income increased $75.0 million, or 124.4%, from $60.3 million for the year ended December 31, 2010 to $135.3 million for the year ended December 31, 2011. The increase was primarily a result of the increase in net sales discussed above, in addition to the impact associated with the acquisitions of Trident, ORMS and J. Rubin, which contributed a combined $13.1 million of incremental operating income for the year ended December 31, 2011. The increase in operating income during 2011 was also partially attributable to the absence of a $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with our IPO during the second quarter of 2010. As a percentage of net sales, operating income increased from 4.7% for the year ended December 31, 2010 to 7.2% for the year ended December 31, 2011.

Interest expense. Interest expense increased $5.0 million, or 13.4%, from $37.2 million for the year ended December 31, 2010 to $42.2 million for the year ended December 31, 2011. The increase was due to higher borrowings and a higher average facility rate on the ABL facility. The weighted average outstanding balance on our ABL facility increased from $77.6 million for the year ended December 31, 2010 to $214.8 million for the year ended December 31, 2011. Borrowings under the ABL facility were used to fund the Trident and ORMS acquisitions, in addition to higher working capital needs between the two periods.

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

Weak demand caused prices for many grades of steel to fall substantially during the first half of 2009, as steel producers in North America reduced prices and cut production to adjust to lower order levels. As a result, although our metal service center businesses benefitted from a broader market recovery since mid-2009, the increase in net sales for 2010 versus 2009 was largely driven by volumes. Carbon steel prices generally trended upward at a modest rate during the latter half of 2009, although we experienced intermittent volatility in steel prices at various times during 2010, mainly during the third quarter. Prices increased in late 2010 in response to persistent higher raw material costs and typical seasonal demand strength leading into the next year.

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

Depreciation and amortization. Depreciation and amortization expense decreased $1.1 million, or 5.8%, from $18.9 million for the year ended December 31, 2009 to $17.8 million for the year ended December 31, 2010. During the years ended December 31, 2010 and 2009, the Company has reduced capital expenditures to align our investments in new equipment with lower business activity levels, and also to use available cash for debt reduction. As we reduced capital spending, our depreciation costs decreased over time. The decrease was also due to lower amortization of customer list intangible assets (which is recognized on an accelerated basis and decreases over the life of the assets) recorded in connection with the acquisitions completed in May 2006, the acquisition of Lynch Metals in July 2007, and the Merger.

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

The increase in operating income during 2010 was partially offset by a $3.3 million charge to operating expense for the termination of our advisory agreement with Apollo in connection with Metals USA Holdings’ IPO. As a percentage of net sales, operating income (loss) increased from (2.0%) for the year ended December 31, 2009 to 4.7% for the year ended December 31, 2010.

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

Gain on extinguishment of debt. During the year ended December 31, 2009, we purchased $48.7 million principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 million (net of unamortized deferred financing costs) on debt extinguishment.

Results of Operations by Segment

	Fiscal Years Ended December 31,
	Net Sales	%	Operating Costs and Expenses	%	Operating Income (Loss)%		Capital Spending	Tons Shipped (1)
								Direct	Toll
2011:
Plates and Shapes	$765.9	40.6%	$682.9	39.0%	$83.0	61.3%	$6.4	567	29
Flat Rolled and Non-Ferrous	1,046.7	55.5%	968.6	55.3%	78.1	57.7%	10.5	685	127
Building Products	85.8	4.5%	86.5	4.9%	(0.7)	-0.5%	4.6	—	—
Corporate and other	(12.5)	-0.7%	12.6	0.7%	(25.1)	-18.6%	0.3	(12)	—

Total	$1,885.9	100.0%	$1,750.6	100.0%	$135.3	100.0%	$21.8	1,240	156

2010:
Plates and Shapes	$538.0	41.6%	$499.6	40.6%	$38.4	63.7%	$2.3	488	21
Flat Rolled and Non-Ferrous	680.5	52.7%	635.2	51.6%	45.3	75.1%	0.7	528	30
Building Products	83.0	6.4%	83.6	6.8%	(0.6)	-1.0%	—	—	—
Corporate and other	(9.4)	-0.7%	13.4	1.1%	(22.8)	-37.8%	1.0	(8)	—

Total	$1,292.1	100.0%	$1,231.8	100.0%	$60.3	100.0%	$4.0	1,008	51

2009:
Plates and Shapes	$523.0	47.6%	$537.8	48.0%	$(14.8)	67.0%	$3.3	472	13
Flat Rolled and Non-Ferrous	490.7	44.7%	474.2	42.3%	16.5	-74.7%	0.5	409	26
Building Products	93.2	8.5%	97.1	8.7%	(3.9)	17.6%	—	—	—
Corporate and other	(8.2)	-0.7%	11.7	1.0%	(19.9)	90.0%	0.3	(7)	—

Total	$1,098.7	100.0%	$1,120.8	100.0%	$(22.1)	100.0%	$4.1	874	39

(1)	Shipments are expressed in thousands of tons and are not an appropriate measure for the Building Products Group.

Segment Results—Year Ended December 31, 2011 Compared to 2010

Plates and Shapes. Net sales increased $227.9 million, or 42.4%, from $538.0 million for the year ended December 31, 2010 to $765.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 21.6% increase in average realized prices, in addition to a 17.1% increase in shipments for the year ended December 31, 2011 compared to the year ended December 31, 2010. While we experienced increased demand from the defense and energy services end markets during 2011, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience weak demand by historical standards.

Operating costs and expenses increased $183.3 million, or 36.7%, from $499.6 million for the year ended December 31, 2010 to $682.9 million for the year ended December 31, 2011. The increase was primarily attributable to a 20.7% increase in average cost per ton, in addition to a 17.1% increase in shipments for the year ended December 31, 2011 compared to the year ended December 31, 2010. We incurred approximately $0.6 million of facility closure and severance expenses related to the closure of a Plates and Shapes location in Hayward, California during the first quarter of 2011, which contributed to the increase in operating costs and expenses versus the prior year. Operating costs and expenses as a percentage of net sales decreased from 92.9% for the year ended December 31, 2010 to 89.2% for the year ended December 31, 2011.

Operating income increased $44.6 million, or 116.1%, from $38.4 million for the year ended December 31, 2010 to $83.0 million for the year ended December 31, 2011. The increase primarily resulted from the increase in net sales discussed above, in addition to lower operating costs and expenses as a percentage of net sales, as we continue to focus on cost control. Operating income as a percentage of net sales increased from 7.1% for the year ended December 31, 2010 to 10.8% for the year ended December 31, 2011.

Flat Rolled and Non-Ferrous. Net sales increased $366.2 million, or 53.8%, from $680.5 million for the year ended December 31, 2010 to $1,046.7 million for the year ended December 31, 2011. Trident, ORMS and J. Rubin contributed a combined $194.7 million of incremental sales for the year ended December 31, 2011. The remaining increase was primarily attributable to a 16.9% increase in shipments, in addition to a 7.7% increase in average realized prices for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our recent acquisitions caused shipments during 2011 to include a larger proportion of toll processed tonnage than our historical norm. Toll processing describes performing processing services on customer-owned material. Net sales for toll processing equates to the processing service fee charged to the customer. Sales of non-ferrous metals accounted for approximately 40% of the segment’s sales product mix for 2011, compared to approximately 38% for 2010. Our Flat Rolled and Non-Ferrous Group experienced increased demand in the automotive, heating and air conditioning equipment, lawn and garden equipment and aerospace equipment markets during 2011.

Operating costs and expenses increased $333.4 million, or 52.5%, from $635.2 million for the year ended December 31, 2010 to $968.6 million for the year ended December 31, 2011. Trident, ORMS and J. Rubin contributed a combined $181.4 million of incremental operating costs and expenses to the segment for 2011. The remaining increase was primarily attributable to a 16.9% increase in shipments, in addition to a 7.8% increase in average cost per ton. Operating costs and expenses as a percentage of net sales decreased from 93.3% for the year ended December 31, 2010 to 92.5% for the year ended December 31, 2011.

Operating income increased $32.8 million, or 72.4%, from $45.3 million for the year ended December 31, 2010 to $78.1 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in volumes, combined with the increase in average realized prices discussed above. Trident, ORMS and J. Rubin contributed a combined $13.1 million of incremental operating income for year ended December 31, 2011. Operating income as a percentage of net sales increased from 6.7% for the year ended December 31, 2010 to 7.5% for the same period of 2011.

Building Products. Net sales increased $2.8 million, or 3.4%, from $83.0 million for the year ended December 31, 2010 to $85.8 million for the year ended December 31, 2011. Although the Building Products segment experienced top-line growth during 2011 compared to the same period of 2010, this segment of our business continues to be affected by lower consumer spending on residential remodeling due to the effects of the economic recession. Weak job growth, high unemployment, declining home prices and subdued consumer confidence, in addition to decreased access to affordable credit for homeowners and residential remodeling contractors, have contributed to volatility in home improvement spending.

Operating costs and expenses increased $2.9 million, or 3.5%, from $83.6 million for the year ended December 31, 2010 to $86.5 million for the year ended December 31, 2011. Operating costs and expenses as a percentage of net sales for 2011 were approximately in line with 2010.

Operating loss increased from $0.6 million for the year ended December 31, 2010 to $0.7 million for the year ended December 31, 2011. Results from operations for 2011 include a non-recurring gain of approximately $0.7 million from a settlement with the previous owners of the Dura-Loc Roofing Systems, Ltd. (now Allmet Roofing Products) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due primarily to higher professional fees and higher expenses associated with incentive compensation as a result of the underlying growth and improved performance of the business.

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

Operating income (loss) increased by $53.2 million, or 359.5%, from an operating loss of $14.8 million for the year ended December 31, 2009 to operating income of $38.4 million for the year ended December 31, 2010. The increase primarily resulted from lower operating costs and expenses, which were primarily the result of the decreases in average cost per ton discussed above in addition to cost reduction initiatives implemented during the year ended December 31, 2010 and prior thereto. Operating income (loss) as a percentage of net sales increased from (2.8%) for the year ended December 31, 2009 to 7.1% for the year ended December 31, 2010.

Flat Rolled and Non-Ferrous. Net sales increased $189.8 million, or 38.7%, from $490.7 million for the year ended December 31, 2009 to $680.5 million for the year ended December 31, 2010. The J. Rubin acquisition contributed $17.8 million of incremental sales to this segment for the year ended December 31, 2010. The remaining increase was primarily attributable to a 25.3% increase in shipments, in addition to a 7.8% increase in average realized prices for the year ended December 31, 2010 compared to the year ended December 31, 2009. Sales of non-ferrous metals accounted for approximately 38% of the segment’s sales product mix for 2010, compared to approximately 40% for 2009. Our Flat Rolled and Non-Ferrous Group experienced strong demand in the automotive, aerospace and lawn and garden equipment markets during 2010.

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

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $2.9 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the second quarter of 2010, unamortized prepaid advisory fees of $3.3 million were charged to expense as a result of the termination of our advisory agreement with Apollo in connection with Metals USA Holdings’ IPO. This charge was partially offset by a decrease in salaries and employee benefits of approximately $1.0 million, in addition to lower professional and consulting fees of approximately $0.4 million for the year ended December 31, 2010 versus 2009.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next year. As of December 31, 2011, we had $227.7 million drawn on the ABL facility, our borrowing availability was $163.8 million, and we had cash of $5.9 million.

Our borrowing availability fluctuates daily with changes in eligible accounts receivables and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. At March 7, 2012, we had $253.8 million drawn on the ABL facility, our borrowing availability was $162.8 million and we had cash of approximately $6.2 million.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs through additional borrowings under the ABL facility and the issuance of debt securities. At December 31, 2011, our long-term debt consisted of $227.7 million of outstanding borrowings on the ABL facility, $226.3 million principal amount of the Metals USA Notes, a note payable to Metals USA Holdings in the amount of $47.0 million, IRBs with $12.6 million principal amount outstanding, $1.5 million in the form of a note payable in connection with the acquisition of Trident, and $0.5 million of capital lease obligations. We believe that cash flow from operations, supplemented by cash available under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase in a rising price environment. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $368.2 million at December 31, 2010 to $488.0 million at December 31, 2011.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally the ABL facility utilization is reduced. We believe our cash flow from operations, supplemented with the cash available under the ABL facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment. Additionally, we intend to look for value-added business opportunities that we can acquire at reasonable prices. We intend to use cash flows from operations and borrowing availability under the ABL facility to fund future investments.

Cash Flows

The following discussion of the principal sources and uses of cash should be read in conjunction with our Consolidated Statements of Cash Flows which are set forth under Item 8. “Financial Statements and Supplementary Data.”

Year Ended December 31, 2011

During the year ended December 31, 2011, net cash used in operating activities was $17.1 million. Our working capital increased during 2011 as we experienced increasing prices and end market demand. Increases of $48.6 million in our accounts receivable balance and $93.6 million in our inventory value were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to stronger sales which were primarily driven by sharply higher shipments versus the prior year.

Net cash used in investing activities was $109.6 million for the year ended December 31, 2011, and consisted primarily of $88.1 million of acquisition costs, net of cash acquired, for the Trident acquisition, which closed on March 11, 2011, and capital expenditures of $21.8 million. The most significant internal capital project for 2011 was the construction of our Thomasville, Alabama Flat Rolled and Non-Ferrous service center.

Net cash provided by financing activities was $117.4 million for the year ended December 31, 2011, which consisted of net borrowings on the ABL facility of $121.7 million offset by $2.9 million of cash paid for loan financing costs and $1.4 million of debt repayments.

Year Ended December 31, 2010

During the year ended December 31, 2010, net cash used in operating activities was $30.2 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during 2010 reflected improving business conditions as commodity prices and demand continued to increase. We increased inventory tonnage on hand commensurate with increased levels of shipments to our customers, while prices increased moderately throughout the year, despite some intermittent volatility. Our accounts receivable increased due to higher sales levels in 2010.

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

Covenant Compliance

Adjusted EBITDA

Adjusted EBITDA (as defined by the loan and security agreement governing the ABL facility and the Metals USA Notes Indenture) is defined as EBITDA further adjusted to exclude certain non-cash and non-recurring items. Adjusted EBITDA is not a defined term under GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a rolling four-quarter period, often referred to as a last-twelve month period, by dividing (1) the sum of Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of December 31, 2011, our borrowing availability under the ABL facility was $163.8 million. In addition, the FCCR also is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Although the Metals USA Notes Indenture also contains covenants that restrict our ability to incur indebtedness and pay dividends based on our FCCR, the definition and application of the FCCR contained in the Indenture differs from the definition and application of the FCCR in the ABL facility in that the numerator of the FCCR as defined in the Indenture does not include cash income taxes or non-financed capital expenditures and the denominator of the FCCR as defined in the Indenture does not include the sum of certain distributions paid in cash and scheduled principal reductions on debt, and separate FCCRs are required under certain circumstances. See “—Financing Activities” below.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of December 31, 2011, our FCCR was 2.82. As of December 31, 2011, we had $163.8 million of additional borrowing capacity under the ABL facility.

The Metals USA Notes Indenture contains covenants that restrict our ability to take certain actions, such as incurring additional debt and making certain acquisitions, if we are unable to meet defined Adjusted EBITDA to fixed charge coverage ratios (as defined). The covenants in the Indenture require us to have an Adjusted EBITDA to fixed charge coverage ratio (measured on a trailing four-quarter basis and calculated differently from the fixed charge coverage ratio as defined by the ABL facility) of 2.0 to 1.0 to incur “ratio” indebtedness. Based on the calculations for the trailing four quarters, we are able to satisfy these covenants and incur additional indebtedness under these ratios, including for acquisition purposes, under the Indenture.

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

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measures. For instance, Adjusted EBITDA does not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and net cash provided by (used in) operating activities:

	Years Ended December 31,
	2011	2010	2009
	(in millions, except ratios)
Net income (loss)	$61.2	$14.9	$(35.7)
Depreciation and amortization (1)	23.3	19.8	21.2
Interest expense	42.2	37.2	44.9
Gain on extinguishment of debt	—	—	(13.6)
Provision (benefit) for income taxes	31.8	8.2	(18.0)
Other expense	0.1	—	0.3

EBITDA	158.6	80.1	(0.9)
Covenant defined adjustments:
Stock options and grant expense (2)	2.4	1.2	0.4
Facilities closure (3)	0.6	—	2.1
Advisory agreement fees and other costs (4)	—	3.8	1.2
Acquisition expenses (5)	1.6	—	—

Adjusted EBITDA	163.2	85.1	2.8
Loss on sale of property and equipment	—	0.3	—
Provision for bad debts	2.9	2.4	2.9
Amortization of debt issuance costs	2.9	4.0	3.5
Deferred income taxes	15.4	1.6	4.2
Excess tax benefit from stock-based compensation	—	(0.1)	—
Advisory agreement termination charge	—	3.3	—
Interest expense	(42.2)	(37.2)	(44.9)
Provision for income taxes	(31.8)	(8.2)	18.0
Other expense	(1.0)	—	(0.3)
Facilities closure	(0.6)	—	(2.1)
Advisory agreement fees and other costs	—	(3.8)	(1.2)
Acquisition expenses (5)	(1.6)	—	—
Changes in assets and liabilities	(124.3)	(77.6)	266.0

Net cash (used in) provided by operating activities	$(17.1)	$(30.2)	$248.9

Net cash used in investing activities	$(109.6)	$(31.3)	$(7.8)

Net cash provided by (used in) financing activities	$117.4	$71.2	$(328.6)

Fixed charge coverage ratio numerator (6)	$119.9	$88.5	$15.8
Fixed charge coverage ratio denominator (6)	$42.5	$36.3	$37.6
FCCR (6)	2.82	2.44	0.42

(1)	Includes depreciation for Building Products that is included in cost of sales.
(2)	Primarily stock-based compensation expense.
(3)	This amount represents charges for the closure of nine facilities in our Building Products Group and one facility in our Plates and Shapes Group during 2009, in addition to one facility in our Plates and Shapes Group during 2011.
(4)	Primarily represents expenses related to the advisory agreement we had with Apollo.
(5)	Primarily related to the acquisition of Trident, which closed in March 2011.
(6)	These amounts represent the FCCR numerator, the FCCR denominator, and the FCCR, each as defined by the ABL facility.

Financing Activities

The ABL Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement (the “ABL Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

The ABL Credit Agreement provides for borrowings of up to $500.0 million of Tranche A commitments and $35.0 million of first-in, first-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 million at the option of Metals USA, including $35.0 million under the FILO tranche), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

On March 9, 2011, we activated $25.0 million of the FILO tranche. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

On August 10, 2011, we amended the ABL facility by reducing the borrowing costs on the Tranche A commitments by 75 basis points and reducing the borrowing costs on the FILO tranche by 62.5 basis points. Under the amendment, the maturity date of the ABL facility was extended to the earlier of August 10, 2016 or 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. The ABL facility remains subject to the same acceleration provision with respect to the maturity of the Metals USA Notes described above.

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

As of December 31, 2011, we had $415.4 million of eligible collateral, $227.7 million in outstanding advances, $23.9 million in open letters of credit and $163.8 million of additional borrowing capacity. As of December 31, 2011, we had $5.9 million of cash.

At March 7, 2012, we had $439.3 million of eligible collateral, $253.8 million in outstanding advances, $22.7 million in open letters of credit and $162.8 million of additional borrowing capacity. As of March 7, 2011, we had approximately $6.2 million of cash.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of December 31, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of December 31, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.55%, respectively, as of December 31, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the Minimum Availability, defined as the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment. We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2011, our FCCR was 2.82.

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

Interest Rate Swaps. In February 2008, $250.0 million notional amount of outstanding borrowings under the ABL facility were swapped from a floating LIBOR-based rate to a fixed rate. The swaps entitled us to receive quarterly payments of interest at a floating rate indexed to three-month LIBOR and pay a fixed rate that ranged from 2.686% to 2.997%, converting a portion of the outstanding borrowings on our ABL facility from a floating rate obligation to a fixed rate obligation. Pretax realized gains and losses from the Company’s ABL facility interest rate swaps which were recognized in earnings during the year ended December 31, 2011 amounted to $0.1 million of additional interest expense, consisting of $1.8 million of settlements, offset by $1.7 million of changes in the fair value of derivatives. The Company’s ABL facility interest rate swaps expired during the second quarter of 2011.

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

Under the Metals USA Notes Indenture, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful. The Metals USA Notes Indenture contains the covenants described under “—Covenant Compliance” above.

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of December 31, 2011.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2011, our total indebtedness under the IRBs was $12.6 million. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 million and $2.9 million as of December 31, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2011, the weighted average interest rate on the IRBs was 0.26%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of December 31, 2011.

Interest Rate Swaps. In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs. The first swap agreement matured in December 2011. The second swap agreement matures in December 2017, and had notional value of $4.0 million as of December 31, 2011, an amount that is reduced on an annual basis as the IRB is redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from these derivatives are recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swap was $0.6 million at December 31, 2011, which was classified as other long-term liabilities in the consolidated balance sheet.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 million as of December 31, 2011 and 2010. The advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2 to our Consolidated Financial Statements. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0 million. For the years ended December 31, 2011 and 2010, Metals USA recognized $5.6 million and $1.8 million, respectively, of interest expense related to the Loan Agreement.

Restricted Payments

Both the ABL facility and the Metals USA Notes Indenture contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of December 31, 2011, our FCCR was 2.82, and our borrowing availability was $163.8 million.

As of December 31, 2011, $28.9 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture. As of December 31, 2011, Flag Intermediate and its wholly owned subsidiary, Metals USA, had $220.7 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed at December 31, 2011.

Letters of credit outstanding at December 31, 2011 consist of letters of credit in the amount of $14.0 million in conjunction with the IRBs and other letters of credit aggregating $9.9 million (total letters of credit of $23.9 million at December 31, 2011). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Contractual Obligations

We enter into operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of, rather than purchase of, facilities, vehicles and equipment. At the end of the lease, we have no further obligation to the lessor. We have varying amounts of open purchase orders that are subject to renegotiation/cancellation by either party as to quantity or price. Generally, the amounts outstanding relate to delivery periods of up to 12 weeks from the date of the purchase order.

Our future contractual obligations as of December 31, 2011 include the following:

		For the Fiscal Years Ended December 31,
	Total	2012	2013	2014	2015	2016	Beyond
				(in millions)
ABL facility (1)	$227.7	$—	$—	$—	$227.7	$—	$—
Purchase obligations	292.3	292.3	—	—	—	—	—
Metals USA Notes	327.1	25.2	25.2	25.2	251.5	—	—
IRBs (2)	12.6	0.4	0.4	0.4	0.4	0.5	10.5
Due to Parent	47.0	—	—	—	—	—	47.0
Other obligations (3)	8.0	1.2	1.3	1.2	0.7	0.6	3.0
Operating lease obligations	37.1	11.5	8.3	6.2	5.4	2.6	3.1

Total (4)	$951.8	$330.6	$35.2	$33.0	$485.7	$3.7	$63.6

(1)	The amounts stated do not include interest costs. The ABL facility bears interest based upon a margin over reference rates established within a specific pricing grid. The marginal rates will vary based on availability. The applicable base rate and the effective LIBOR rate were 3.25% and 0.55%, respectively, on December 31, 2011.
(2)	The amounts do not include interest costs. The interest rates assessed on the IRBs vary from month to month based on an index of mutual bonds. The weighted average IRB rate was 0.26% as of December 31, 2011.
(3)	Consists of (i) note payable in connection with the Trident acquisition of approximately $1.5 million, (ii) capital lease of approximately $0.5 million, and (iii) a multiemployer pension fund withdrawal liability of approximately $6.0 million.
(4)	Excludes payments for unrecognized tax benefits. We believe it is reasonably possible that a decrease of up to $1.0 million in the consolidated liability for unrecognized tax benefits related to federal and state tax uncertainties may occur within the next twelve months. In addition, we believe that it is reasonably possible that approximately $1.5 million of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse in the statute of limitations. For additional information see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of this process forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We review our estimates and judgments on a regular, ongoing basis. Actual results may differ from these estimates due to changed circumstances and conditions.

The following accounting policies and estimates are considered critical in light of the potentially material impact that the estimates, judgments and uncertainties affecting the application of these policies might have on our reported financial information.

Accounts Receivable

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

Inventories

As of December 31, 2011 we had inventories of $402.5 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. We perform a goodwill impairment test annually as of October 31. In addition, goodwill would be tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists.

We test for impairment of goodwill by first making a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed to the two-step approach as prescribed in Accounting Standards Codification (“ASC”) Topic 350—“Intangibles—Goodwill and Other” (“ASC 350”). The first step of the impairment test compares the fair value of a reporting unit with its carrying value including assigned goodwill. The second step of the impairment test is required only in situations where the carrying value of the reporting unit exceeds its fair value as determined in the first step. In such instances, we compare the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is recorded to the extent that the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.

We use the present value of future cash flows to determine fair value in combination with the market approach. While we believe that our keys assumptions and estimates are consistent with those a hypothetical market participant would use given circumstances that are present at the time the estimates are made, future operating results could reasonably differ from our estimates and could require a provision for impairment in a future period.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) which amends the guidance in ASC Topic 350 “Intangibles—Goodwill and Other” on testing goodwill for impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. ASU 2008-11 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to adopt ASU 2011-08 in the fourth quarter of 2011, coinciding with its 2011 annual goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our financial statements.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of December 31, 2011, outstanding borrowings under the ABL facility were $227.7 million. Based on the weighted average borrowings outstanding on the ABL facility during the year ended December 31, 2011, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $2.2 million for the period.

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010, entered into two separate interest rate swap agreements in connection with the Jeffersonville IRBs discussed above. The notional amounts under these swaps correspond to the principal amounts of the IRBs. The first swap agreement matured in December 2011. The second swap agreement matures in December 2017, and had notional value of $4.0 million as of December 31, 2011, an amount that is reduced on an annual basis as the IRB is redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by SIFMA to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations. Pretax realized gains and losses from these derivatives are recognized in earnings as an addition or reduction to interest expense, consisting of cash settlements and changes in the fair value of derivatives. The fair value of the ORMS interest rate swap was $0.6 million at December 31, 2011, which was classified as other long-term liabilities in the consolidated balance sheet.

At December 31, 2011, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At March 2, 2012, the Metals USA Notes were traded at approximately 103.88% of face value, based on quoted market prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Flag Intermediate Holdings Corporation

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flag Intermediate Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flag Intermediate Holdings Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Boca Raton, Florida

March 14, 2012

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash	$5.9	$15.2
Accounts receivable, net of allowance of $6.9 and $5.9, respectively	212.2	149.3
Inventories	402.5	290.8
Deferred income tax asset	7.9	12.0
Prepayments and other	9.4	9.8

Total current assets	637.9	477.1
Property and equipment, net	247.8	198.8
Intangible assets, net	26.6	7.4
Goodwill	52.8	47.3
Other assets	13.5	13.5

Total assets	$978.6	$744.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$110.0	$66.6
Accrued liabilities	28.7	31.6
Payable to parent	10.2	9.6
Current portion of long-term debt	1.0	1.1

Total current liabilities	149.9	108.9
Long-term debt, less current portion	467.6	345.4
Deferred income tax liability	71.0	62.5
Due to parent	47.0	47.0
Other long-term liabilities	22.4	22.2

Total liabilities	757.9	586.0

Commitments and contingencies
Stockholder’s Equity:
Common stock, $0.01 par value, 100 shares authorized, issued and oustanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	128.5	127.0
Retained earnings	91.9	30.7
Accumulated other comprehensive income	0.3	0.4

Total stockholder’s equity	220.7	158.1

Total liabilities and stockholder’s equity	$978.6	$744.1

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Net Sales	$1,885.9	$1,292.1	$1,098.7
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,445.7	996.7	890.1
Operating and delivery	175.7	131.9	126.7
Selling, general and administrative	108.0	81.8	85.1
Depreciation and amortization	21.2	17.8	18.9
Loss on sale of property and equipment	—	0.3	—
Advisory agreement termination charge	—	3.3	—

Operating income (loss)	135.3	60.3	(22.1)
Other (income) expense:
Interest expense	42.2	37.2	44.9
Gain on extinguishment of debt	—	—	(13.6)
Other expense, net	0.1	—	0.3

Income (loss) before income taxes	93.0	23.1	(53.7)
Provision (benefit) for income taxes	31.8	8.2	(18.0)

Net income (loss)	$61.2	$14.9	$(35.7)

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Common Stock ($0.01 Par)
Balance at beginning and end of period	$—	$—	$—

Additional Paid-in Capital
Balance at beginning of period	$127.0	$125.7	$126.9
Stock-based compensation	1.5	1.2	0.4
Other	—	0.1	(1.6)

Balance at end of period	$128.5	$127.0	$125.7

Retained Earnings
Balance at beginning of period	$30.7	$15.8	$51.5
Net income (loss)	61.2	14.9	(35.7)

Balance at end of period	$91.9	$30.7	$15.8

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(0.2)	$0.2	$0.7
Deferred hedging gains	0.1	0.6	1.7
Deferred securities valuation gains	—	—	0.2

Other comprehensive income (loss), net of deferred income taxes	(0.1)	0.8	2.6
Accumulated other comprehensive income (loss) at beginning of period	0.4	(0.4)	(3.0)

Accumulated other comprehensive income (loss) at end of period	$0.3	$0.4	$(0.4)

Comprehensive Income (Loss)
Net income (loss)	$61.2	$14.9	$(35.7)
Other comprehensive income (loss)	(0.1)	0.8	2.6

Total comprehensive income (loss)	$61.1	$15.7	$(33.1)

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$61.2	$14.9	$(35.7)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on sale of property and equipment	—	0.3	—
Provision for bad debts	2.9	2.4	2.9
Depreciation and amortization	23.3	19.8	21.2
Gain on extinguishment of debt	—	—	(13.6)
Amortization of debt issuance costs	2.9	4.0	3.5
Deferred income taxes	15.4	1.6	4.2
Stock-based compensation	1.5	1.2	0.4
Excess tax benefit from stock-based compensation	—	(0.1)	—
Advisory agreement termination charge	—	3.3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48.6)	(20.5)	61.6
Inventories	(93.6)	(64.0)	206.6
Prepayments and other	0.5	(3.0)	—
Accounts payable and accrued liabilities	17.2	8.5	(5.3)
Other operating	0.2	1.4	3.1

Net cash (used in) provided by operating activities	(17.1)	(30.2)	248.9

Cash flows from investing activities:
Sales of assets	0.3	0.7	0.5
Purchases of assets	(21.8)	(4.0)	(4.1)
Acquisition costs, net of cash acquired	(88.1)	(28.0)	(4.2)

Net cash used in investing activities	(109.6)	(31.3)	(7.8)

Cash flows from financing activities:
Borrowings on credit facility	233.8	99.5	119.0
Repayments on credit facility	(112.1)	(68.5)	(412.0)
Repayments of long-term debt	(1.4)	(0.1)	(35.6)
Deferred financing costs	(2.9)	(6.8)	—
Excess tax benefit from stock-based compensation	—	0.1	—
Advances from parent	—	47.0	—

Net cash provided by (used in) financing activities	117.4	71.2	(328.6)

Net (decrease) increase in cash	(9.3)	9.7	(87.5)
Cash, beginning of period	15.2	5.5	93.0

Cash, end of period	$5.9	$15.2	$5.5

Supplemental Cash Flow Information:
Cash paid for interest	$40.8	$34.6	$37.0

Cash paid for income taxes	$21.8	$1.4	$3.7

Cash received for income taxes	$(0.4)	$(9.2)	$(20.0)

Investments in property and equipment not paid	$0.7	$0.5	$0.2

The accompanying notes are an integral part of these consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

1. Organization and Significant Accounting Policies

Description of the Business

Flag Intermediate Holdings Corporation (“Flag Intermediate”) and its wholly owned subsidiary Metals USA, Inc. (“Metals USA”) and the wholly owned subsidiaries of Metals USA are referred to collectively herein as the “Company.” The consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Flag Intermediate and Metals USA are wholly-owned subsidiaries of Metals USA Holdings Corp. (“Metals USA Holdings”). Metals USA prior to its November 30, 2005 acquisition by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”) (the “Merger”) is referred to herein as the “Predecessor Company.”

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the year ended December 31, 2011, approximately 95% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-use customers. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in the aerospace, automotive industry manufacturing, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services industries. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

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

Reserves for Roofing Product Warranty Costs. Consistent with industry practice, the Company provides homeowners a manufacturer’s lifetime transferable limited warranty on its roofing products manufactured by the Building Products segment. The current warranty states that each roofing panel will be free from manufacturer’s defects in workmanship and materials for the lifetime of the original owner, or if transferred by the original owner 50 years from the date of installation. The warranty provides certain guarantees against weather and combustion, among other things. Depending on the facts and circumstances, the Company has various options for remedying product warranty claims including repair or replacement. Provisions for future warranty costs are recorded based on management’s estimates of future warranty costs, which incorporate historical trends of claims

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

experience, sales history of products to which such costs relate, and other factors. We utilize an independent actuarial consultant to assist management in the determination of the adequacy of reserves for roofing product warranty costs. As of December 31, 2011 and 2010, $0.6 and $0.5, respectively, of estimated future warranty costs were classified in accrued liabilities, and $3.1 and $2.8, respectively, were classified as other long-term liabilities in the consolidated balance sheets.

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

Valuation and Qualifying Accounts—We provide reserves for the collection of accounts receivable. The reserves for the years ended December 31, 2011, 2010 and 2009 are summarized below:

		Additions
	Balance at Beginning of Year	Charged to Costs & Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2011:
Allowance for doubtful accounts	$5.9	$2.9	$(1.9)	$6.9
Year Ended December 31, 2010:
Allowance for doubtful accounts	$6.3	$2.4	$(2.8)	$5.9
Year Ended December 31, 2009:
Allowance for doubtful accounts	$8.8	$2.9	$(5.4)	$6.3

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

We do not apply hedge accounting to our outstanding interest rate swaps. We account for gains and losses on our interest rate swap derivatives based on realized and unrealized amounts. Realized gains and losses are determined by actual derivative settlements during the period. Unrealized gains and losses are based on the periodic mark to market valuation of our derivative contracts in place. Changes in the fair value of our derivative contracts are recognized in earnings during the current period, as prescribed by ASC 815.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Fair values of derivatives are determined from market observation or dealer quotations. Interest rate swap derivatives outstanding at December 31, 2011, have a remaining term of approximately six years. See Note 6 for additional information on underlying hedge categories, notional and fair values of derivatives, types and classifications of derivatives used, and gains and losses from hedging activity.

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

Goodwill is tested for impairment on an annual basis as of October 31 and, when specific circumstances may be present, between annual tests. We test for impairment by first making a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed to the two-step impairment test. The first step compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step, which is to compare the implied fair value of the reporting unit goodwill to its carrying value. Any excess of the reporting unit goodwill carrying value over the respective implied fair value would be recognized as an impairment loss.

We determine the fair value of our reporting units based on a weighting of the income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate fair value based on market multiples of earnings for comparable companies.

Our October 31, 2011 annual review of goodwill indicated that goodwill was not impaired.

Intangible Assets—Management estimates of the fair value of intangible assets are based on various techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated, which is corroborated by external appraisal information. Adjustments to management’s valuations may be recorded in certain circumstances where, in the opinion of management, appraisal information may be more reflective of current appraisal techniques or may be more representative of the specific attributes of the business or assets for which the independent valuation is being performed.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows over the life of the asset being evaluated.

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

Liabilities measured at fair value on a recurring basis are summarized below:

	December 31,	Fair Value Measurements at Reporting Date
	2011	Level 1	Level 2	Level 3
Interest rate swaps	$0.6	$—	$0.6	$—

	December 31,
	2010
Interest rate swaps	$2.3	$—	$2.3	$—

Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of publicly traded debt is determined based on quoted market prices. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The estimated fair value of current and long-term debt at December 31, 2011 and 2010 was $514.2 and $401.8, respectively.

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

	December 31,
	2011	2010
Foreign currency translation	$0.3	$0.5
Deferred hedging losses	—	(0.1)

Accumulated other comprehensive income	$0.3	$0.4

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

Delivery expense totaled $50.3, $36.8 and $32.8 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

(dollars in millions, except per share amounts)

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

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”) which amended ASC Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have disclosed the required information in accordance with ASU 2010-29 as it relates to the Trident acquisition described in Note 2 to our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”) which amends the guidance in ASC 350 on testing goodwill for impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. ASU 2008-11 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to adopt ASU 2011-08 in the fourth quarter of 2011, coinciding with its 2011 annual goodwill impairment test. The adoption of ASU 2011-08 did not have a material impact on our financial statements.

2. Acquisitions

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the consolidated statement of operations since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under the Company’s $500 million amended and restated senior secured asset-based credit facility due 2015 (the “ABL facility”).

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $8.3, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Trident. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 5). The Trident acquisition was a taxable business combination and as such, the entire amount of the goodwill recognized is expected to be deductible for income tax purposes.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash	$2.2
Accounts receivable, trade	17.2
Inventories	18.1
Other current assets	0.1
Property and equipment	47.8
Customer list intangible asset	19.0
Trade name intangible asset	3.3
Goodwill	8.3

Total assets acquired	116.0

Accounts payable and accrued liabilities	23.8
Note payable	1.8

Total liabilities assumed	25.6

Net assets acquired	$90.4

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Results for the year ended December 31, 2011 include operating results from the Trident acquisition from the date of the acquisition. Trident contributed $132.4 of incremental sales and $9.1 of incremental operating income for the year ended December 31, 2011. Acquisition-related costs for the year ended December 31, 2011 amounted to approximately $1.6 and are included in selling, general and administrative expenses in the Company’s consolidated statement of operations. The customer list intangible asset will be amortized on an accelerated basis over twelve years based on its estimated useful life.

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

	Years Ended December 31,
	2011	2010
Net sales	$1,911.7	$1,440.6
Net income	$61.4	$22.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Ohio River Metal Services

On December 31, 2010, we acquired all of the issued and outstanding stock of Ohio River Metal Services (“ORMS”), located in Jeffersonville, Indiana. The results of operations of ORMS have been included in the consolidated statement of operations since the date of acquisition. ORMS operates a flat rolled metal service center that provides metal products and processing services to customers throughout the Ohio River Valley area. The purchase price for ORMS was $17.9, including the assumption of $8.4 of long-term debt, and was funded with borrowings under the ABL facility. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $0.4, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash	$0.5
Accounts receivable, trade	2.6
Inventories	4.9
Other current assets	0.1
Property and equipment	18.3
Fulfillment contract intangible asset	0.8
Goodwill	0.4

Total assets acquired	27.6

Accounts payable and accrued liabilities	5.7
Long-term debt	8.4
Interest rate swaps	0.6
Deferred tax liabilities	3.3
Other noncurrent liabilities	0.1

Total liabilities assumed	18.1

Net assets acquired	$9.5

The fulfillment contract intangible asset will be amortized on a straight-line basis over fifteen years based on its estimated useful life. The pro forma effects of the ORMS acquisition would not have been material to our results of operations for the year ended December 31, 2010, and therefore are not presented.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

J. Rubin & Co.

On June 28, 2010, we acquired all of the issued and outstanding stock of J. Rubin & Co. (“J. Rubin”) for $19.0. J. Rubin’s results of operations have been included in the consolidated statements of operations since the date of acquisition. J. Rubin is a metal service center business that operates in Illinois, Wisconsin and Minnesota with a broad product mix consisting of carbon steel bars, carbon plate and laser-cut flat-rolled products. J. Rubin’s product mix and processing services are provided to a diverse range of end markets. The purchase price was funded with existing cash, $17.8 of which was paid at closing and $1.2 of which was placed in escrow to secure the sellers’ indemnity obligations. The purchase price included $6.0 for the repayment of J. Rubin debt at closing. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.5, which was allocated to goodwill. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$3.8
Inventories	5.8
Other current assets	0.2
Property and equipment	9.7
Customer list intangible asset	2.0
Goodwill	3.5

Total assets acquired	25.0

Accounts payable and accrued liabilities	2.5
Deferred tax liabilities	3.5

Total liabilities assumed	6.0

Net assets acquired	$19.0

The customer list intangible asset is being amortized on an accelerated basis over ten years based on its estimated useful life. The pro forma effects of the J. Rubin acquisition would not have been material to our results of operations for the year ended December 31, 2010, and therefore are not presented.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

3. Inventories

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials—
Plates and Shapes	$151.4	$138.6
Flat Rolled and Non-Ferrous	198.5	108.3
Building Products	4.7	5.4

Total raw materials	354.6	252.3

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	38.8	29.3
Building Products	9.1	9.2

Total work-in-process and finished goods	47.9	38.5

Total inventories	$402.5	$290.8

We recorded write-downs of $53.4 for inventory lower of cost or market adjustments during the year ended December 31, 2009 in our metals service center business. We were not required to recognize any lower of cost or market adjustments during 2010 or 2011.

4. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	December 31,
		2011	2010
Land	—	$15.5	$11.3
Buildings and improvements	3-40 years	114.3	90.9
Machinery and equipment	2-25 years	188.3	161.1
Automobiles and trucks	3-15 years	3.0	2.8
Construction in progress	—	12.9	1.0

Total property and equipment		334.0	267.1
Less: Accumulated depreciation		(86.2)	(68.3)

Total property and equipment, net		$247.8	$198.8

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $18.2, $14.0 and $13.7, respectively. These amounts do not include depreciation for our Building Products Group that is included in cost of sales which amounted to $2.1, $2.0, and $2.3 for the years ended December 31, 2011, 2010, and 2009, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2011 and 2010 are as follows:

	As of December 31, 2010	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of December 31, 2011
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$14.9	$—	$(0.4)	$14.5
Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	24.4	8.3	—	32.7
Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.2	—	—	2.2
Corporate
Gross Goodwill	10.0	—	(2.4)	7.6
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	5.8	—	(2.4)	3.4
Consolidated Total
Gross Goodwill	51.5	8.3	(2.8)	57.0
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$47.3	$8.3	$(2.8)	$52.8

	As of December 31, 2009	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of December 31, 2010
Plates and Shapes
Gross Goodwill and Carrying Amount of Goodwill	$15.2	$—	$(0.3)	$14.9
Flat Rolled and Non-Ferrous
Gross Goodwill and Carrying Amount of Goodwill	20.5	3.9	—	24.4
Building Products
Gross Goodwill and Carrying Amount of Goodwill	2.1	—	0.1	2.2
Corporate
Gross Goodwill	12.0	—	(2.0)	10.0
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	7.8	—	(2.0)	5.8
Consolidated Total
Gross Goodwill	49.8	3.9	(2.2)	51.5
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$45.6	$3.9	$(2.2)	$47.3

Additions to goodwill recorded at the Flat Rolled and Non-Ferrous segment for the year ended December 31, 2011 are attributable to the Trident acquisition, which closed on March 11, 2011, discussed in Note 2. Other changes in goodwill for the year ended December 31, 2011, are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metals Services (“Port City”), which were taxable business combinations.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Changes in goodwill for the year ended December 31, 2010 are primarily related to our acquisitions of J. Rubin and ORMS, which added $3.5 and $0.4 of goodwill, respectively, to our Flat Rolled and Non-Ferrous segment (see Note 2). Other changes in goodwill for the year ended December 31, 2010, are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City, which were taxable business combinations. Changes in goodwill allocated to the Building Products Group are attributable to the effect of foreign currency.

We test for goodwill impairment annually at the reporting unit level using a fair value approach. No impairments were recognized for the years ended December 31, 2011, 2010 or 2009.

The carrying amounts of the Company’s intangible assets are as follows:

	December 31,
	2011	2010
Customer lists	$61.7	$42.7
Effect of foreign currency	—	0.1
Less: Accumulated amortization	(41.4)	(38.8)

	$20.3	$4.0

Trade names	$6.6	$3.3
Less: Accumulated amortization	(1.1)	(0.7)

	$5.5	$2.6

Fulfillment contract	$0.8	$0.8
Less: Accumulated amortization	—	—

	$0.8	$0.8

During the year ended December 31, 2011, we acquired $19.0 of customer list intangible assets and $3.3 of trade name intangible assets as a result of the Trident acquisition discussed in Note 2.

During the year ended December 31, 2010, we acquired $2.0 of customer list intangible assets as a result of the J. Rubin acquisition discussed in Note 2. We became a party to a fulfillment contract in connection with our acquisition of ORMS on December 31, 2010 (also discussed in Note 2), the value of which was estimated at $0.8.

No significant residual value is estimated for our intangible assets. Aggregate amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $3.0, $3.8 and $5.2, respectively.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Remaining aggregate amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2012	$3.6
2013	$3.5
2014	$3.3
2015	$3.0
2016	$2.6
Thereafter	$10.6

6. Derivatives

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

In November 2004 and December 2007, ORMS, which we acquired on December 31, 2010 (see Note 2), entered into two separate interest rate swap agreements in connection with the Jeffersonville, Indiana IRBs discussed in Note 9. The notional amounts under these swaps correspond to the principal amounts of the IRBs. The first swap agreement matured in December 2011. The second swap agreement matures in December 2017, and had notional value of $4.0 as of December 31, 2011, an amount that is reduced on an annual basis as the IRB is redeemed. Under the swaps, the notional amounts under the Jeffersonville IRBs were swapped from a floating rate based on a rate established by the Securities Industry and Financial Market Association (“SIFMA”) to fixed rates of 4.00% and 3.75%, converting the outstanding borrowings on the Jeffersonville IRBs from floating rate obligations to fixed rate obligations.

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

The following table presents the location within the consolidated balance sheets of all assets and liabilities associated with the Company’s outstanding derivatives at December 31, 2011 and 2010.

Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31,
		2011	2010	2011	2010
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1.9
	Other long-term liabilities	—	—	0.6	0.4

Total derivatives not designated as hedging instruments under ASC 815		$—	$—	$0.6	$2.3

Total derivatives		$—	$—	$0.6	$2.3

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following tables present the pretax impact of the Company’s derivative instruments within the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

	Derivatives Designated as Cash Flow Hedges
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)	Amount of Loss Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Years Ended December 31,
	2009	2009	2009
Interest rate swaps	$3.4	$(2.7)	$—

	Derivatives Not Designated as Cash Flow Hedges
	Amount Recognized as Interest Expense from Derivatives
	Years Ended December 31,
	2011	2010	2009
Interest rate swaps	$0.4	$2.6	$4.1

The Company’s credit exposure related to interest rate swaps is represented by the fair value of swap agreements with a net positive fair value (asset position) to the Company at the reporting date. At such times, the outstanding instruments expose the Company to credit loss in the event of nonperformance by the counterparty to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. Our credit risk exposure with respect to our interest rate swaps is limited to a single counterparty, which we monitor based on credit ratings. As of December 31, 2011, our interest rate swap derivatives had a net negative fair value (liability position).

7. Other Assets

Other assets consist of the following:

	December 31,
	2011	2010
Deferred financing costs	$9.7	$8.9
Deferred debt offering costs	2.8	3.6
Other	1.0	1.0

Total other assets	$13.5	$13.5

We incurred $2.9 of additional deferred financing costs during 2011 in connection with the amendment of the ABL facility discussed in Note 9. The Company incurred $6.8 of additional deferred financing costs during 2010 in connection with the amendment and restatement of the ABL facility discussed in Note 9. We did not incur deferred financing costs during 2009. Amortization of debt issuance costs for the years ended December 31, 2011, 2010, and 2009 was $2.9, $4.0 and $3.5, respectively.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Salaries and employee benefits	$15.1	$10.8
Income taxes	—	3.1
Taxes, other than income	3.4	2.8
Interest	2.6	3.3
Insurance	4.2	5.2
Audit and tax fees	0.7	0.5
Warranty liability	0.6	0.5
Lease terminations	0.2	0.4
Merger consideration – Predecessor common shares outstanding	—	0.6
Current portion of interest rate swap liability	—	1.9
Other	1.9	2.5

Total accrued liabilities	$28.7	$31.6

9. Debt

Debt consists of the following:

	December 31,
	2011	2010
Senior Secured Asset-Based Revolving Credit Facility (ABL facility)	$227.7	$106.0
11 1/8% Senior Secured Notes due 2015 (Metals USA Notes)	226.3	226.3
Industrial Revenue Bonds	12.6	13.4
Due to Parent	47.0	47.0
Capital lease and other obligations	2.0	0.8

Total debt	515.6	393.5
Less—current portion of debt	1.0	1.1

Total long-term portion of debt	$514.6	$392.4

The weighted average interest rate under the ABL facility for the years ended December 31, 2011 and 2010 was 2.77% and 2.20%, respectively.

Senior Secured Asset-Based Revolving Credit Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement (the “ABL Credit Agreement”) with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

The ABL Credit Agreement provides for borrowings of up to $500.0 of Tranche A commitments and $35.0 of first-in last-out (“FILO”) Tranche A-1 commitments (which may be increased up to $750.0 at the option of

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Metals USA, including $35.0 under the FILO tranche), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

On March 9, 2011, we activated $25.0 of the FILO tranche under the ABL facility. The ABL facility permits us to borrow on a revolving basis through the earlier of November 30, 2015 or 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

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

As of December 31, 2011, we had $415.4 of eligible collateral, $227.7 in outstanding advances, $23.9 in open letters of credit and $163.8 of additional borrowing capacity. As of December 31, 2011, we had $5.9 of cash.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of December 31, 2011), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of December 31, 2011). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.55%, respectively, as of December 31, 2011.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of December 31, 2011, our FCCR was 2.82.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $9.7 and $8.9 were included in other non-current assets as of December 31, 2011 and 2010, respectively.

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

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (“Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005 (the “Metals USA Notes Indenture” or the “Indenture”). Additionally, Flag Intermediate has unconditionally guaranteed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, as defined, or reduced by an amount equal to 100% of Consolidated Net Loss, as defined. As of December 31, 2011, $28.9 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all financial covenants as of December 31, 2011.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized deferred debt offering costs of $2.8 and $3.6 were included in other non-current assets as of December 31, 2011 and 2010, respectively.

During the year ended December 31, 2009, we purchased $48.7 principal amount of the Metals USA Notes in the open market, resulting in a pretax gain of $13.6 (net of unamortized deferred financing costs) on debt extinguishment.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. As of December 31, 2011, our total indebtedness under the IRBs was $12.6. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 and $2.9 as of December 31, 2011, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of December 31, 2011, the weighted average interest rate on the IRBs was 0.26%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all financial covenants as of December 31, 2011.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 as of December 31, 2011 and 2010. The advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0 . For the years ended December 31, 2011 and 2010, Metals USA recognized $5.6 and $1.8, respectively, of interest expense related to the Loan Agreement.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Maturities

Scheduled maturities of long-term debt outstanding at December 31, 2011, are as follows:

	Years Ended December 31,
	2012	2013	2014	2015	2016	Beyond
ABL facility	$—	$—	$—	$227.7	$—	$—
Metals USA Notes	—	—	—	226.3	—	—
IRBs	0.4	0.4	0.4	0.4	0.5	10.5
Due to Parent	—	—	—	—	—	47.0
Capital lease and other obligations	0.6	0.7	0.6	0.1	—	—

Total	$1.0	$1.1	$1.0	$454.5	$0.5	$57.5

10. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$14.2	$4.3	$(24.3)
State	2.2	2.3	2.1

	$16.4	$6.6	$(22.2)

Deferred provision (benefit):
Federal	13.8	2.8	7.6
State	1.6	(1.2)	(3.4)

	15.4	1.6	4.2

Total provision (benefit)	$31.8	$8.2	$(18.0)

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$93.0	$24.1	$(53.2)
Foreign	—	(1.0)	(0.5)

Income (loss) before income taxes	$93.0	$23.1	$(53.7)

The provision (benefit) differs from an amount computed at the statutory rates as follows:

	Years Ended December 31,
	2011	2010	2009
Federal income tax at statutory rates	$32.5	$8.0	$(18.8)
State taxes, net of federal income tax benefit	3.8	0.8	(1.7)
Production activity deduction	(2.0)	(0.6)	—
Change in valuation allowance	(0.5)	(2.8)	—
Other	(2.0)	2.8	2.5

Total provision	$31.8	$8.2	$(18.0)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The significant items giving rise to the deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable and inventories	$0.3	$2.4
Accrued liabilities	8.2	6.5
Tax attributes and carryforwards	12.0	17.5
Other comprehensive income	(0.3)	(0.3)
Other	2.9	10.9

Total deferred tax assets	23.1	37.0

Deferred tax liabilities:
Foreign DISC	—	(0.3)
Property and equipment	(76.1)	(76.0)
Intangible assets	—	(0.9)
Deferred revenue	(0.9)	(3.0)
Other	(3.9)	(1.5)

Total deferred tax liabilities	(80.9)	(81.7)

Valuation allowance	(5.3)	(5.8)

Deferred tax assets (liabilities), net	$(63.1)	$(50.5)

As of December 31, 2011, we recorded both federal and state current and noncurrent net deferred tax assets/(liabilities) of $7.9 and ($71.0), respectively. As of December 31, 2010, we recorded both federal and state current and noncurrent net deferred tax assets/(liabilities) of $12.0 and ($62.5), respectively.

As of December 31, 2011, our net operating loss (“NOL”) carryforwards for U.S. federal income taxes had been fully utilized. As of December 31, 2011, we have state NOL carryforwards of $212.7 with carryforward periods ranging from five to twenty years depending on the loss jurisdiction. Our state NOL carryforwards expire between 2012 and 2029. In addition, a portion of our state NOL carryforwards are subject to the state equivalent Internal Revenue Code section 382 annual limitation as a result of changes in ownership that occurred in 2002 and 2005. We also have Canadian NOL carryforwards of $2.3 which expire between 2027 and 2029.

ASC Topic 740 “Income Taxes,” (“ASC 740”) requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is adjusted in the periods that we determine the more likely than not standard will or will not be met. A valuation allowance of $5.3 and $5.8 was recorded at December 31, 2011 and 2010, respectively, against state NOL carryforwards and Canadian net deferred tax assets. In 2011, the state NOL valuation allowance decreased by $0.5.

Our tax returns are subject to periodic examination by the various taxing jurisdictions in which we operate. These examinations can result in adjustments to taxes due or adjustments to NOL carryforwards which are available to offset future income.

In 2005 in conjunction with the Merger, and in 2006 as a result of our acquisition of Port City, our carryover basis in tax deductible goodwill exceeded the corresponding book amounts. In accordance with ASC 740, a deferred tax asset for the excess was not recorded. Instead, the tax benefits from the excess amortization of tax

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

deductible goodwill, as realized, are applied as follows: first to reduce financial statement goodwill related to the Merger/acquisition of Port City to zero, then as a reduction of non-current intangible assets related to the Merger/acquisition of Port City, with any excess tax benefit reducing our provision for income taxes. In the years ended December 31, 2011 and 2010, goodwill was reduced by $2.8 and $2.2, respectively.

Unrecognized Tax Benefits

As of December 31, 2011, 2010, and 2009, the total amount of unrecognized tax benefits that, if recognized, would affect our effective income tax rate was $4.7, $5.6, and $5.1, respectively.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized ($0.3), $0.1 and $1.0, respectively, in interest and penalties. The Company had $2.5 and $2.8 of interest and penalties accrued at December 31, 2011 and 2010, respectively.

We believe it is reasonably possible that a decrease of up to $1.0 in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $1.5 of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

We file numerous consolidated and separate income tax returns in the United States and various foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$11.6	$10.9	$8.5
Gross increases due to tax positions in prior periods	3.7	1.4	0.1
Gross decreases due to tax positions in prior periods	(4.7)	(0.3)	(0.7)
Gross increases due to tax positions in current period	—	0.4	1.9
Gross decreases due to tax positions in current period	—	—	(0.1)
Gross increases due to balance sheet reclassifications	—	—	1.2
Decreases due to lapses of statutes of limitations	(3.2)	(0.8)	—

Balance at end of period	$7.4	$11.6	$10.9

11. Stockholder’s Equity

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $0.01 par value. All such shares are issued and outstanding at December 31, 2011, and are owned by Metals USA Holdings through Flag Intermediate, its wholly owned subsidiary.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

12. Stock-Based Compensation

Total stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $1.5, $1.2 and $0.4, respectively. Stock-based compensation expense is included in our consolidated statements of operations in “Selling, general and administrative expense.”

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

Tranche A Options

The weighted average grant-date fair value of Tranche A options outstanding as of December 31, 2011 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.9%
Risk free interest rate	4.3 - 4.6%
Expected term of options (in years)	6.5

The following is a summary of stock option activity for Tranche A options for the year ended December 31, 2011:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2010	$3.65	$3.20		404,936
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	3.98	2.30		(3,704)

Balance, December 31, 2011	$3.65	$3.21	4.0	401,232

Vested and Exercisable as of:
December 31, 2011		$3.21	4.0	389,553

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

A summary of Tranche A nonvested stock options for the year ended December 31, 2011 is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2010	$3.85	20,183
Granted	—	—
Vested	3.60	(8,504)
Canceled or expired	—	—

Nonvested at December 31, 2011	$0.71	11,679

As of December 31, 2011, all compensation cost associated with the Tranche A options had been recognized. The aggregate intrinsic value of the outstanding Tranche A options was $3.2 as of December 31, 2011.

Tranche B Options

The weighted average grant-date fair value of Tranche B options outstanding as of December 31, 2011 was calculated using the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	54.3%
Risk free interest rate	5%
Expected term of options (in years)	8.0

The following is a summary of stock option activity for Tranche B options for the year ended December 31, 2011:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2010	$3.97	$2.30		50,816
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	3.97	2.30		(3,704)

Balance, December 31, 2011	$3.97	$2.30	3.9	47,112

Vested and Exercisable as of:
December 31, 2011		$2.30	3.9	47,112

All Tranche B stock options outstanding as of December 31, 2011 are fully vested and exercisable. As of December 31, 2011, all compensation cost associated with the Tranche B options had been recognized. The aggregate intrinsic value of the outstanding Tranche B options was $0.4 as of December 31, 2011.

2010 Long-Term Incentive Plan

On March 19, 2010, our Board of Directors adopted, and our stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan (the “2010 Plan”). The purposes of the 2010 Plan are to further the

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

The 2010 Plan is administered by our Board of Directors or the Compensation Committee thereof, or such other committee of the Board of Directors as the Board of Directors may designate from time to time (the “Committee”). Among other things, the Committee has the authority to select individuals to whom awards may be granted, to determine the type of award, to determine the terms and conditions of any such awards, including vesting terms, to interpret the terms and provisions of the 2010 Plan and awards granted thereunder and to otherwise administer the plan.

Stock Options

On September 13, 2010, pursuant to the 2010 Plan, 632,000 options to acquire the Company’s common stock were granted to certain members of our management and to members of our Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The options granted to management vest ratably over four years and have a contractual term of ten years. The options granted to the members of our Board of Directors vest ratably over three years and also have a contractual term of ten years.

The fair value of the 2010 Plan option awards was estimated on the date of grant using a Black-Scholes option valuation model using the following valuation assumptions:

Expected dividend yield	0%
Expected stock price volatility	62.5%
Risk free interest rate	1.51%
Expected term (in years)—management options	5.0
Expected term (in years)—Board of Director options	4.0
Exercise price	$13.17

The following is a summary of stock option activity for the 2010 Plan options for the year ended December 31, 2011:

	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options
Balance, December 31, 2010	$6.94	$13.17		632,000
Granted	—	—		—
Exercised	—	—		—
Canceled or expired	7.02	13.17		(6,600)

Balance, December 31, 2011	$6.94	$13.17	8.5	625,400

Vested and Exercisable as of:
December 31, 2011		$13.17	8.5	164,300

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

A summary of the 2010 Plan nonvested stock options for the year ended December 31, 2011 is presented below:

	Weighted Average Grant - Date Fair Value	Number of Options
Nonvested at December 31, 2010	$6.94	632,000
Granted	—	—
Vested	6.94	(164,300)
Canceled or expired	6.94	(6,600)

Nonvested at December 31, 2011	$6.94	461,100

As of December 31, 2011, outstanding options granted under the 2010 Plan had no intrinsic value (i.e. the fair market value of the Company’s common stock was less than the options’ exercise price), with approximately $2.5 of total unrecognized compensation expense remaining to be amortized over a weighted average period of 2.4 years.

Restricted Stock

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. During the year ended December 31, 2011, 34,394 shares of restricted stock vested, and there were no grants or forfeitures of restricted stock awards. As of December 31, 2011, approximately $1.0 of total unrecognized compensation expense was expected to be recognized over a weighted average period of 2.4 years.

January 2012 Equity Grants

On January 1, 2012, pursuant to the 2010 Plan, 373,000 options to acquire the Company’s common stock were granted to certain members of our management and to members of our Board of Directors with an exercise price equal to the fair market value as of the date of the grant. The options granted to management vest ratably over four years from the date of grant and have a contractual term of ten years. The options granted to the members of our Board of Directors vest ratably over two years from the date of grant and also have a contractual term of ten years.

On January 1, 2012, pursuant to the 2010 Plan, 82,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years from the date of grant, while the awards granted to the members of our Board of Directors vest ratably over two years from the date of grant.

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

(dollars in millions, except per share amounts)

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

The following tables summarize financial information regarding segments:

	Plates and Shapes	Flat Rolled and Non-Ferrous	Building Products	Corporate and Other	Total
Year Ended December 31, 2011:
Net sales	$765.9	$1,046.7	$85.8	$(12.5)	$1,885.9
Operating income (loss)	83.0	78.1	(0.7)	(25.1)	135.3
Capital expenditures	6.4	10.5	4.6	0.3	21.8
Depreciation and amortization(1)	9.6	10.9	2.2	0.6	23.3
Year Ended December 31, 2010:
Net sales	$538.0	$680.5	$83.0	$(9.4)	$1,292.1
Operating income (loss)	38.4	45.3	(0.6)	(22.8)	60.3
Capital expenditures	2.3	0.7	—	1.0	4.0
Depreciation and amortization(1)	9.2	7.0	2.4	1.2	19.8
Year Ended December 31, 2009:
Net sales	$523.0	$490.7	$93.2	$(8.2)	$1,098.7
Operating income (loss)	(14.8)	16.5	(3.9)	(19.9)	(22.1)
Capital expenditures	3.3	0.5	—	0.3	4.1
Depreciation and amortization(1)	9.8	6.9	2.8	1.7	21.2

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

	December 31,
	2011	2010
Total Assets:
Plates and Shapes	$357.1	$328.1
Flat Rolled and Non-Ferrous	550.5	329.8
Building Products	39.5	38.7
Corporate and Other	31.5	47.5

Consolidated	$978.6	$744.1

The amounts shown as an operating loss under the column heading “Corporate and Other” consist primarily of general and administrative costs that are not allocated to the segments. The reconciliation of operating income (loss) to income (loss) before income taxes is shown within the Consolidated Statements of Operations and therefore is not separately presented.

For the year ended December 31, 2011, J. Rubin, ORMS and Trident contributed a combined $194.7 and $13.1 of incremental net sales and operating income, respectively, versus the same period of 2010.

During the year ended December 31, 2011, our Building Products Segment recorded a gain of approximately $0.7 resulting from a settlement with the previous owners of the Dura-Loc (now Allmet) roofing business we acquired in 2006 to cover pre-acquisition warranty claims.

We were not required to recognize any inventory lower of cost or market adjustments during 2011 or 2010. We recorded write-downs of $43.9 and $9.5 in our Plates and Shapes Group and Flat Rolled and Non-ferrous Groups, respectively, for inventory lower of cost or market adjustments during 2009.

Our areas of operations are solely in the U.S. and Canada. No domestic or foreign geographic area is significant to the consolidated operations. Export sales were $15.3, $13.6, and $16.6 for the years ended December 31, 2011, 2010 and 2009, respectively.

We have a broad customer base within the U.S. with no single customer being significant to consolidated operations. For the years ended December 31, 2011, 2010, and 2009, sales to any one customer did not exceed 10% of consolidated net sales. The Company had no material long-lived assets in its Canadian operations at December 31, 2011 and 2010.

14. Employee Benefit Plans

The Metals USA 401(k) Plan (the “Metals USA Plan”) was established on June 1, 1998. Effective January 1, 2004, participants are eligible to join the Plan on hire date. Employee contributions are limited to the Internal Revenue Service established annual dollar limits.

Employees become 50% vested in Company matching contributions and earnings after completing one year of service and fully vested after completing two years of service.

The Metals USA Union 401(k) Plan was established on October 1, 1998 to provide a standard defined contribution savings plan for all employees covered under the terms of a collective bargaining agreement (the “Union Plan”). Metals USA was not obligated by the Union Plan to make contributions, unless required by the

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

operative collective bargaining agreement. The Union Plan was merged with the Metals USA Plan effective May 1, 2011. Participants in the Union Plan were enrolled in the Metals USA 401(k) Plan.

The Company’s matching contributions for both plans for the years ended December 31, 2011, 2010 and 2009 were $1.3, $0.6 and $1.0, respectively.

15. Commitments and Contingencies

Operating Lease Agreements

We lease certain office space, warehouse space and equipment under operating leases. Minimum rental commitments under operating leases at December 31, 2011 are as follows:

Years Ended December 31,	Minimum Rental Commitments
2012	$11.5
2013	8.3
2014	6.2
2015	5.4
2016	2.6
Thereafter	3.1

Total minimum lease payments	$37.1

Rental expense for operating leases was $14.2, $14.2 and $16.8 for the years ended December 31, 2011, 2010 and 2009, respectively.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. As of December 31, 2011, our total withdrawal liability, including interest and amortization charges, amounted to approximately $6.0.

Letters of Credit

Letters of credit outstanding at December 31, 2011 consist of letters of credit in the amount of $14.0 in conjunction with the IRBs (see Note 9) and other letters of credit aggregating $9.9 (total letters of credit of $23.9 at December 31, 2011). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Contingencies

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material effect on our consolidated financial position, results of operations or liquidity.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended, (the “Loan Agreement”), which totaled $47.0 as of December 31, 2011 and 2010. The advances have been primarily to accommodate working capital expansion and the J. Rubin acquisition discussed in Note 2. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0. For the years ended December 31, 2011, Metals USA recognized $5.6 and $1.8, respectively, of interest expense related to the Loan Agreement.

Payable to Parent

Metals USA has recorded a payable to Metals USA Holdings in the amount of $6.1 as of December 31, 2011 and 2010 for the receipt of a Federal income tax refund during the year ended December 31, 2010. Other amounts payable to Metals USA Holdings as of December 31, 2011 and 2010, are the result of routine intercompany transactions.

17. Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the years ended December 31, 2011 and 2010 is as follows:

	2011 Quarter Ended				2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net sales	$455.7	$492.3	$505.6	$432.3	$323.9	$345.3	$335.0	$287.9
Operating income	26.8	35.3	43.4	29.8	11.3	18.9	17.4	12.7
Net income	13.3	16.0	20.0	11.9	3.2	5.0	5.3	1.4

18. Guarantor/Non-Guarantor Subsidiary Financial Information

In November 2005, the Company issued the Metals USA Notes which are guaranteed by its domestic operating subsidiaries (see Note 9). The following presents consolidating financial information for the parent company, Flag Intermediate, a holding company with no operations other than through its subsidiaries, and Metals USA, a management holding company which wholly owns the guarantor and non-guarantor subsidiaries, as of December 31, 2011 and 2010 and for the three years ended December 31, 2011.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As of December 31, 2011	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$2.1	$3.4	$0.4	$—	$5.9
Accounts receivable	—	0.3	211.3	1.2	(0.6)	212.2
Inventories	—	—	401.8	0.7	—	402.5
Deferred income tax asset	—	2.8	5.1	—	—	7.9
Prepayments and other	—	0.1	9.3	—	—	9.4

Total current assets	—	5.3	630.9	2.3	(0.6)	637.9
Property and equipment, net	—	—	245.6	2.2	—	247.8
Intangible assets, net	—	—	26.6	—	—	26.6
Goodwill	—	3.4	47.2	2.2	—	52.8
Investment in subsidiaries	220.7	945.3	—	—	(1,166.0)	—
Other assets	—	12.5	1.0	—	—	13.5

Total assets	$220.7	$966.5	$951.3	$6.7	$(1,166.6)	$978.6

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$110.4	$0.2	$(0.6)	$110.0
Accrued liabilities	—	4.7	23.4	0.6	—	28.7
Payable to parent	—	10.2	—	—	—	10.2
Current portion of long-term debt	—	0.4	0.6	—	—	1.0

Total current liabilities	—	15.3	134.4	0.8	(0.6)	149.9
Long-term debt, less current portion	—	455.0	12.6	—	—	467.6
Deferred income tax liability	—	25.3	45.7	—	—	71.0
Due to parent	—	47.0	—	—	—	47.0
Intercompany payable (receivable)	—	188.0	(231.7)	43.7	—	—
Other long-term liabilities	—	15.2	6.5	0.7	—	22.4

Total liabilities	—	745.8	(32.5)	45.2	(0.6)	757.9

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at December 31, 2011	—	—	—	—	—	—
Additional paid-in capital	128.5	128.5	642.6	23.1	(794.2)	128.5
Retained earnings (accumulated deficit)	91.9	91.9	340.8	(61.6)	(371.1)	91.9
Accumulated other comprehensive income	0.3	0.3	0.4	—	(0.7)	0.3

Total stockholder’s equity (deficit)	220.7	220.7	983.8	(38.5)	(1,166.0)	220.7

Total liabilities and stockholder’s equity	$220.7	$966.5	$951.3	$6.7	$(1,166.6)	$978.6

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As of December 31, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$12.5	$2.0	$0.7	$—	$15.2
Accounts receivable	—	0.3	148.1	1.1	(0.2)	149.3
Inventories	—	—	289.6	1.2	—	290.8
Deferred income tax asset	—	12.0	—	—	—	12.0
Prepayments and other	—	2.1	7.7	—	—	9.8

Total current assets	—	26.9	447.4	3.0	(0.2)	477.1
Property and equipment, net	—	1.9	194.4	2.5	—	198.8
Intangible assets, net	—	—	7.1	0.3	—	7.4
Goodwill	—	5.8	39.3	2.2	—	47.3
Investment in subsidiaries	158.1	879.8	—	—	(1,037.9)	—
Other assets	—	13.0	0.5	—	—	13.5

Total assets	$158.1	$927.4	$688.7	$8.0	$(1,038.1)	$744.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$0.9	$65.7	$0.2	$(0.2)	$66.6
Accrued liabilities	—	17.8	13.6	0.2	—	31.6
Payable to parent	—	9.6	—	—	—	9.6
Current portion of long-term debt	—	—	1.1	—	—	1.1

Total current liabilities	—	28.3	80.4	0.4	(0.2)	108.9
Long-term debt, less current portion	—	332.3	13.1	—	—	345.4
Deferred income tax liability	—	59.2	3.3	—	—	62.5
Intercompany payable (receivable)	—	331.4	(330.0)	45.6	—	47.0
Other long-term liabilities	—	18.1	3.6	0.5	—	22.2

Total liabilities	—	769.3	(229.6)	46.5	(0.2)	586.0

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at December 31, 2010	—	—	—	—	—	—
Additional paid-in capital	127.0	127.0	705.7	23.1	(855.8)	127.0
Retained earnings (accumulated deficit)	30.7	30.7	212.6	(61.6)	(181.7)	30.7
Accumulated other comprehensive income	0.4	0.4	—	—	(0.4)	0.4

Total stockholder’s equity	158.1	158.1	918.3	(38.5)	(1,037.9)	158.1

Total liabilities and stockholder’s equity	$158.1	$927.4	$688.7	$8.0	$(1,038.1)	$744.1

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Year Ended December 31, 2011	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,877.7	$8.2	$—	$1,885.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,439.9	5.8	—	1,445.7
Operating and delivery	—	0.6	174.4	0.7	—	175.7
Selling, general and administrative	—	5.6	102.2	0.2	—	108.0
Depreciation and amortization	—	—	21.1	0.1	—	21.2

Operating income (loss)	—	(6.2)	140.1	1.4	—	135.3
Other (income) expense:
Interest expense	—	41.7	0.5	—	—	42.2
Intercompany charges	—	(31.0)	30.1	0.9	—	—
Equity in earnings of subsidiaries	(61.2)	(66.3)	—	—	127.5	—
Other expense, net	—	—	—	0.1	—	0.1

Income before income taxes	61.2	49.4	109.5	0.4	(127.5)	93.0
Provision (benefit) for income taxes	—	(11.8)	43.6	—	—	31.8

Net income	$61.2	$61.2	$65.9	$0.4	$(127.5)	$61.2

For the Year Ended December 31, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,284.7	$7.4	$—	$1,292.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	990.9	5.8	—	996.7
Operating and delivery	—	0.6	130.7	0.6	—	131.9
Selling, general and administrative	—	4.6	76.6	0.6	—	81.8
Depreciation and amortization	—	1.2	16.2	0.4	—	17.8
Loss on sale of property and equipment	—	—	0.3	—	—	0.3
Advisory agreement termination charge	—	3.3	—	—	—	3.3

Operating income (loss)	—	(9.7)	70.0	—	—	60.3
Other (income) expense:
Interest expense	—	35.2	0.2	—	—	35.4
Intercompany charges	—	(32.9)	33.7	1.0	—	1.8
Equity in earnings of subsidiaries	(14.9)	(35.1)	—	—	50.0	—

Income (loss) before income taxes	14.9	23.1	36.1	(1.0)	(50.0)	23.1
Provision for income taxes	—	8.2	—	—	—	8.2

Net income (loss)	$14.9	$14.9	$36.1	$(1.0)	$(50.0)	$14.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Year Ended December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,091.1	$7.6	$—	$1,098.7
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	884.6	5.5	—	890.1
Operating and delivery	—	0.6	125.5	0.6	—	126.7
Selling, general and administrative	—	3.9	80.8	0.4	—	85.1
Depreciation and amortization	—	1.7	16.8	0.4	—	18.9

Operating income (loss)	—	(6.2)	(16.6)	0.7	—	(22.1)
Other (income) expense:
Interest expense	—	44.8	0.1	—	—	44.9
Intercompany charges	—	(54.9)	54.3	0.6	—	—
Equity in earnings of subsidiaries	35.7	71.2	—	—	(106.9)	—
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Other expense, net	—	—	0.2	0.1	—	0.3

Loss before income taxes	(35.7)	(53.7)	(71.2)	—	106.9	(53.7)
Benefit for income taxes	—	(18.0)	—	—	—	(18.0)

Net loss	$(35.7)	$(35.7)	$(71.2)	$—	$106.9	$(35.7)

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Year Ended December 31, 2011	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income	$61.2	$61.2	$65.9	$0.4	$(127.5)	$61.2
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(61.2)	(66.3)	—	—	127.5	—
Provision for bad debts	—	—	2.9	—	—	2.9
Depreciation and amortization	—	—	23.2	0.1	—	23.3
Amortization of debt issuance costs	—	2.9	—	—	—	2.9
Deferred income taxes	—	(21.9)	37.3	—	—	15.4
Stock-based compensation	—	1.5	—	—	—	1.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	—	(48.9)	(0.1)	0.4	(48.6)
Inventories	—	—	(94.1)	0.5	—	(93.6)
Prepayments and other	—	2.0	(1.5)	—	—	0.5
Accounts payable and accrued liabilities	—	(13.4)	30.6	0.4	(0.4)	17.2
Other operating	—	—	0.2	—	—	0.2

Net cash (used in) provided by operating activities	—	(34.0)	15.6	1.3	—	(17.1)

Cash flows from investing activities:
Sales of assets	—	—	0.3	—	—	0.3
Purchases of assets	—	(0.3)	(21.5)	—	—	(21.8)
Acquisition costs, net of cash acquired	—	—	(88.1)	—	—	(88.1)

Net cash used in investing activities	—	(0.3)	(109.3)	—	—	(109.6)

Cash flows from financing activities:
Borrowings on credit facility	—	233.8	—	—	—	233.8
Repayments on credit facility	—	(112.1)	—	—	—	(112.1)
Repayments of long-term debt	—	—	(1.4)	—	—	(1.4)
Deferred financing costs	—	(2.9)	—	—	—	(2.9)
Net change in intercompany balances	—	(94.9)	96.5	(1.6)	—	—

Net cash provided by (used in) financing activities	—	23.9	95.1	(1.6)	—	117.4

Net (decrease) increase in cash	—	(10.4)	1.4	(0.3)	—	(9.3)
Cash, beginning of period	—	12.5	2.0	0.7	—	15.2

Cash, end of period	$—	$2.1	$3.4	$0.4	$—	$5.9

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Year Ended December 31, 2010	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$14.9	$14.9	$36.1	$(1.0)	$(50.0)	$14.9
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale of property and equipment	—	—	0.3	—	—	0.3
Equity in earnings of subsidiaries	(14.9)	(35.1)	—	—	50.0	—
Provision for bad debts	—	—	2.4	—	—	2.4
Depreciation and amortization	—	1.2	18.2	0.4	—	19.8
Excess tax benefit from stock-based compensation	—	(0.1)	—	—	—	(0.1)
Amortization of debt issuance costs	—	4.0	—	—	—	4.0
Deferred income taxes	—	1.6	—	—	—	1.6
Stock-based compensation	—	1.2	—	—	—	1.2
Advisory agreement termination charge	—	3.3	—	—	—	3.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0.5	(0.3)	(31.8)	0.6	10.5	(20.5)
Inventories	—	—	(63.9)	(0.1)	—	(64.0)
Prepayments and other	—	0.8	(3.7)	(0.1)	—	(3.0)
Accounts payable and accrued liabilities	—	15.2	3.8	—	(10.5)	8.5
Other operating	—	(1.0)	2.2	0.2	—	1.4

Net cash provided by (used in) operating activities	0.5	5.7	(36.4)	—	—	(30.2)

Cash flows from investing activities:
Sales of assets	—	—	0.7	—	—	0.7
Purchases of assets	—	(1.0)	(3.0)	—	—	(4.0)
Acquisition costs, net of cash acquired	—	—	(28.0)	—	—	(28.0)

Net cash used in investing activities	—	(1.0)	(30.3)	—	—	(31.3)

Cash flows from financing activities:
Borrowings on credit facility	—	99.5	—	—	—	99.5
Repayments on credit facility	—	(68.5)	—	—	—	(68.5)
Repayments of long-term debt	—	—	(0.1)	—	—	(0.1)
Deferred financing costs	—	(6.8)	—	—	—	(6.8)
Excess tax benefits from stock-based compensation	—	0.1	—	—	—	0.1
Net change in intercompany balances	(0.5)	(21.0)	68.2	0.3	—	47.0

Net cash provided by (used in) financing activities	(0.5)	3.3	68.1	0.3	—	71.2

Net increase in cash	—	8.0	1.4	0.3	—	9.7
Cash, beginning of period	—	4.5	0.6	0.4	—	5.5

Cash, end of period	$—	$12.5	$2.0	$0.7	$—	$15.2

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For the Year Ended December 31, 2009	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(35.7)	$(35.7)	$(71.2)	$—	$106.9	$(35.7)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	35.7	71.2	—	—	(106.9)	—
Provision for bad debts	—	—	2.9	—	—	2.9
Depreciation and amortization	—	1.7	19.1	0.4	—	21.2
Gain on extinguishment of debt	—	(13.6)	—	—	—	(13.6)
Amortization of debt issuance costs	—	3.5	—	—	—	3.5
Deferred income taxes	—	4.2	—	—	—	4.2
Stock-based compensation	—	0.4	—	—	—	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(0.5)	1.0	71.0	0.4	(10.3)	61.6
Inventories	—	—	206.8	(0.2)	—	206.6
Prepayments and other	—	0.8	(0.8)	—	—	—
Accounts payable and accrued liabilities	—	(20.5)	4.8	0.1	10.3	(5.3)
Other operating	—	3.2	(0.4)	0.3	—	3.1

Net cash provided by (used in) operating activities	(0.5)	16.2	232.2	1.0	—	248.9

Cash flows from investing activities:
Sales of assets	—	—	0.5	—	—	0.5
Purchases of assets	—	(0.3)	(3.8)	—	—	(4.1)
Acquisition costs, net of cash acquired	—	—	(4.2)	—	—	(4.2)

Net cash used in investing activities	—	(0.3)	(7.5)	—	—	(7.8)

Cash flows from financing activities:
Borrowings on credit facility	—	119.0	—	—	—	119.0
Repayments on credit facility	—	(412.0)	—	—	—	(412.0)
Repayments of long-term debt	—	(34.1)	(1.5)	—	—	(35.6)
Net change in intercompany balances	0.5	223.2	(222.9)	(0.8)	—	—

Net cash provided by (used in) financing activities	0.5	(103.9)	(224.4)	(0.8)	—	(328.6)

Net (decrease) increase in cash	—	(88.0)	0.3	0.2	—	(87.5)
Cash, beginning of period	—	92.5	0.3	0.2	—	93.0

Cash, end of period	$—	$4.5	$0.6	$0.4	$—	$5.5

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

19. Subsequent Event

On March 12, 2012, we acquired all of the issued and outstanding membership interests of Gregor Technologies, LLC and an affiliated company (“Gregor”) for $17.0. The purchase price was funded with borrowings under the ABL facility and $3.0 of the purchase price was placed in escrow to secure Seller’s indemnity obligations with respect to certain representations and warranties. The Company is still in the process of allocating the purchase price of Gregor to the tangible and identifiable intangible assets acquired and liabilities assumed given the limited time since the acquisition date and expects to provide such information in its quarterly report on Form 10-Q for the three months ending March 31, 2012.

Established in 1989, Gregor provides custom-crafted parts and assemblies to original equipment manufacturers in several end markets, including industrial equipment, manufacturing, scientific instruments, electronics, aerospace, homeland security and defense. Gregor operates a 70,000 square foot metal processing facility in Torrington, Connecticut.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Flag Intermediate

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of Flag Intermediate’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that its disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Flag Intermediate maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in its internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in Flag Intermediate’s Form 10-Q for the period ended September 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Flag Intermediate Holdings Corporation and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems designed to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The evaluation of effectiveness of the Company’s internal control over financial reporting did not include the internal control over financial reporting at The Richardson Trident Company (“Trident”), which was acquired on March 11, 2011 and whose net and total assets constitute approximately 0.87 percent and 14.3 percent of net and total assets, respectively, of the consolidated financial statement amounts of Flag Intermediate, Metals USA, Inc. and its subsidiaries as of December 31, 2011. Trident’s sales and net loss constitute approximately 7.0 percent of net sales and 2.0 percent of net income of the consolidated financial statement amounts of Flag Intermediate, Metals USA, Inc. and its subsidiaries for the year ended December 31, 2011.

Metals USA

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of Metals USA’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that its disclosure controls and procedures are effective to ensure that the information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Metals USA maintains a system of internal accounting controls that is designed to provide reasonable assurance that its books and records accurately reflect its transactions and that its policies and procedures are followed. There have been no changes in its internal controls during the fourth quarter that have materially affected, or are reasonably likely to materially affect such controls since the most recent evaluation of these controls as reported in Metals USA’s Form 10-Q for the period ended September 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Metals USA, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems designed to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The evaluation of effectiveness of the Company’s internal control over financial reporting did not include the internal control over financial reporting at The Richardson Trident Company (“Trident”), which was acquired on March 11, 2011 and whose net and total assets constitute approximately 0.87 percent and 14.3 percent of net and total assets, respectively, of the consolidated financial statement amounts of Flag Intermediate, Metals USA, Inc. and its subsidiaries as of December 31, 2011. Trident’s sales and net loss constitute approximately 7.0 percent of net sales and 2.0 percent of net income of the consolidated financial statement amounts of Flag Intermediate, Metals USA, Inc. and its subsidiaries for the year ended December 31, 2011.

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

Pursuant to the Audit Committee’s charter, to help ensure the independence of our independent registered public accounting firm, all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for the Company by its independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate to a subcommittee of its members the authority to grant the required approvals, provided that any exercise of such authority by the subcommittee is presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee approved and retained Deloitte & Touche LLP to audit our consolidated financial statements for 2011 and provide other auditing and advisory services in 2011. The Audit Committee reviewed all non-audit services provided by Deloitte & Touche LLP in 2011 and concluded that the provision of such services was compatible with maintaining Deloitte & Touche LLP’s independence in the conduct of its auditing functions.

The table below sets forth the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates for audit and non-audit services provided to us and our subsidiaries in 2011 and 2010.

Fees	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$2,296,500	$1,237,200
Audit Related Fees	—	138,000
Tax Fees	18,290	174,144
All Other Fees	—	—

Total	$2,314,790	$1,549,344

Audit Fees. In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of our consolidated financial statements, for the review of documents filed with the SEC, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For 2011 and 2010, the audit fees in the above table are the aggregate fees billed to us and our subsidiaries by Deloitte & Touche LLP for auditing financial statements and reviewing interim financial statements included in our and our subsidiaries’ annual and quarterly reports.

Audit-Related Fees. This category of the table above includes the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. “Tax fees” are fees for tax compliance, tax advice and tax planning.

All Other Fees. “All other fees” are all fees not included in the above three categories.

The Audit Committee has considered whether the services rendered by the independent registered public accounting firm with respect to the fees described above are compatible with maintaining their independence and has concluded that such services do not impair their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements:

(2)	Financial Statement Schedules:

All other schedules have been omitted since the required information is not significant or is included in the Consolidated Financial Statements or Notes thereto or is not applicable.

(b)	Exhibits

Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 95), which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

FLAG INTERMEDIATE HOLDINGS CORPORATION

By:	/ s/ C. LOURENCO GONCALVES
C. Lourenco Goncalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2012.

Metals USA, Inc.

By:	/s/ C. LOURENCO GONCALVES
C. Lourenco Goncalves,
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

Signature	Title

/s/ C. LOURENCO GONCALVES C. Lourenco Goncalves	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ M. ALI RASHID M. Ali Rashid	Director

/s/ ERIC L. PRESS Eric L. Press	Director

/s/ MATTHEW R. MICHELINI Matthew R. Michelini	Director

/s/ JOHN T. BALDWIN John T. Baldwin	Director

/s/ MARK A. SLAVEN Mark A. Slaven	Director

/s/ LARRY K. POWERS Larry K. Powers	Director

/s/ ROBERT C. MCPHERSON, III Robert C. McPherson, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL L. HENNEKE Daniel L. Henneke	Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated May 18, 2005 between Metals USA, Inc., Flag Acquisition Corporation and Metals USA Holdings Corporation

3.1*	Amended and Restated Certificate of Incorporation of Metals USA, Inc. dated November 30, 2005

3.2*	Amended and Restated Bylaws of Metals USA, Inc. as amended by Amendment No. 1 effective as of May 17, 2004

3.3*	Certificate of Incorporation of Flag Intermediate Holdings Corporation

3.4*	Bylaws of Flag Intermediate Holdings Corporation

4.1*	Form of Common Stock Certificate of Flag Intermediate Holdings Corporation

4.2*	Indenture, dated November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.3	Form of 11 1/8% Senior Secured Note due 2015 (included in Exhibit 4.2)

4.4*	Registration Rights Agreement, dated as of November 30, 2005, by and among Metals USA, Inc. (formerly Flag Acquisition Corporation), Flag Intermediate Holdings Corporation and Credit Suisse First Boston, L.L.C., as representative of the Initial Purchasers

4.5*	Supplemental Indenture dated as of November 30, 2005, among Metals USA, Inc., Flag Intermediate Holdings Corporation, the Subsidiary Guarantors and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.6**	Second Supplemental Indenture, dated as of March 30, 2006, among MUSA Newark, LLC, Metals USA, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

4.7+	Third Supplemental Indenture, dated as of June 20, 2006, among Metals USA International Holdings, Inc., Flag Intermediate Holdings Corporation and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent

10.1^	Employment Agreement, dated September 13, 2010, between Metals USA Holdings Corp. and C. Lourenço Gonçalves (filed as Exhibit 10.1 to Metals USA Holdings Corp.’s Form 8-K filed on September 16, 2010)

10.2*^	Employment Agreement, dated September 29, 2005, between Metals USA, Inc. and Robert C. McPherson, III

10.3*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and Roger Krohn

10.4*^	Severance Agreement, dated September 29, 2005, between Metals USA, Inc. and David Martens

10.5@^	Management Deferred Compensation Plan

10.6*	Amended and Restated Loan and Security Agreement, dated as of December 17, 2010, among each of the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and the Collateral Agent, Flag Intermediate Holdings Corporation, Metals USA, Inc. (formerly Flag Acquisition Corporation) and certain Subsidiaries of Metals USA, Inc. party thereto

10.7	2010 Long Term Incentive Plan (filed as Exhibit 10.23 to Metals USA Holdings Corp.’s Form S-1/A filed on March 19, 2010)

Exhibit Number	Description
10.8	Amended and Restated Investors Rights Agreement, dated as of April 13, 2010, between Metals USA Holdings Corp. and Apollo Management V, L.P. and its Affiliates. (filed as Exhibit 10.10 to Flag Intermediate Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010)

12.1#	Computation of Ratio of Earnings to Fixed Charges

21.1#	List of Subsidiaries of the Company

31.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated March 14, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated March 14, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated March 14, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated March 14, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated March 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated March 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3#	Certification of the Chief Executive Officer of Metals USA, Inc., dated March 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4#	Certification of the Chief Financial Officer of Metals USA, Inc., dated March 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	incorporated by reference to the exhibits to Metal USA, Inc.’s, Flag Intermediate Holdings Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006
**	incorporated by reference to the exhibits to Metal USA, Inc.’s, Flag Intermediate Holdings Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 1 on May 26, 2006
***	pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability
+	incorporated by reference to the exhibits to Metals USA, Inc.’s, Flag Intermediate Holdings Corporation’s and the Subsidiary Guarantors’ Registration Statement on Form S-4 filed March 31, 2006, as amended by Amendment No. 3 on August 2, 2006
@	incorporated by reference to Exhibit 10.11 to Flag Intermediate Holdings Corporation’s Annual Report for the year ended December 31, 2006 on Form 10-K filed March 12, 2007
#	filed herewith
^	management contract or compensatory plan or arrangement