Form 10-Q
period 2012-06-30
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2012-08-06
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding at August 1, 2012 of Flag Intermediate Holdings Corporation.: 100

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows from operations and asset sale proceeds;

•	expectations regarding capital expenditures, interest expense and other payments;

•	projected working capital needs;

•	our beliefs and assumptions relating to our liquidity position, including our ability to adapt to changing market conditions; and

•	our ability to compete effectively for market share with industry participants.

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$6.8	$5.9
Accounts receivable, net of allowance of $5.8 and $6.9, respectively	251.1	212.2
Inventories	411.7	402.5
Deferred income tax asset	6.1	7.9
Prepayments and other	7.2	9.4

Total current assets	682.9	637.9
Property and equipment, net	249.6	247.8
Intangible assets, net	32.3	26.6
Goodwill	56.0	52.8
Other assets	12.0	13.5

Total assets	$1,032.8	$978.6

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$93.9	$110.0
Accrued liabilities	31.6	28.7
Payable to parent	9.8	10.2
Current portion of long-term debt	1.0	1.0

Total current liabilities	136.3	149.9
Long-term debt, less current portion	501.6	467.6
Deferred income tax liability	72.9	71.0
Due to parent	47.0	47.0
Other long-term liabilities	19.1	22.4

Total liabilities	776.9	757.9

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	129.8	128.5
Retained earnings	125.8	91.9
Accumulated other comprehensive income	0.3	0.3

Total stockholder’s equity	255.9	220.7

Total liabilities and stockholder’s equity	$1,032.8	$978.6

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$537.1	$505.6	$1,062.4	$937.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	414.4	382.9	821.5	712.6
Operating and delivery	51.0	45.9	102.0	87.0
Selling, general and administrative	27.8	27.8	55.5	54.6
Depreciation and amortization	5.6	5.6	10.9	10.4
(Gain) loss on sale of property and equipment	—	—	(0.1)	0.1

Operating income	38.3	43.4	72.6	73.2
Other expense:
Interest expense	10.3	11.9	20.6	21.7

Income before income taxes	28.0	31.5	52.0	51.5
Provision for income taxes	10.1	11.5	18.0	19.6

Net income	$17.9	$20.0	$34.0	$31.9

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	(0.1)	—	—
Deferred hedging gains	—	—	—	0.1

Total other comprehensive income (loss)	(0.1)	(0.1)	—	0.1

Total comprehensive income	$17.8	$19.9	$34.0	$32.0

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNADUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$34.0	$31.9
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on sale of property and equipment	(0.1)	0.1
Provision for bad debts	1.0	1.6
Depreciation and amortization	12.0	11.4
Amortization of debt issuance costs	1.6	1.4
Deferred income taxes	1.2	8.7
Stock-based compensation	1.2	0.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(38.5)	(67.5)
Inventories	(8.5)	(47.1)
Prepayments and other	2.2	4.1
Accounts payable and accrued liabilities	(13.9)	6.7
Other operating	0.1	1.0

Net cash used in operating activities	(7.7)	(46.9)

Cash flows from investing activities:
Sales of assets	0.2	0.1
Purchases of assets	(8.5)	(3.7)
Acquisition costs, net of cash acquired	(17.0)	(88.4)

Net cash used in investing activities	(25.3)	(92.0)

Cash flows from financing activities:
Borrowings on credit facility	163.8	176.5
Repayments on credit facility	(129.5)	(42.4)
Repayments of long-term debt	(0.3)	(0.3)
Deferred financing costs	(0.1)	(0.9)

Net cash provided by financing activities	33.9	132.9

Net increase (decrease) in cash	0.9	(6.0)
Cash, beginning of period	5.9	15.2

Cash, end of period	$6.8	$9.2

Supplemental Cash Flow Information:
Cash paid for interest	$18.9	$22.3

Cash paid for income taxes	$19.7	$11.2

Cash received for income taxes	$(0.7)	$(0.4)

Investments in property and equipment not paid	$0.3	$0.1

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which amends some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted ASU 2011-05 within its condensed consolidated financial statements in the first quarter of 2012. ASU 2011-05 impacts presentation only and has no effect on the Company’s financial condition, results of operations, or cash flows.

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

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $4.2, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Gregor. The Gregor acquisition was a taxable business combination and as such, the entire amount of goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 4).

The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuation of tangible and intangible assets. In connection with management’s preliminary valuation, $0.6 was reclassified from intangible assets to goodwill during the second quarter of 2012 (see Note 4 for further discussion of Gregor’s intangible assets). The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$1.4
Inventories	0.7
Property and equipment	3.6
Customer list intangible assets	6.1
Trade name intangible assets	0.5
Technology intangible assets	1.3
Goodwill	4.2

Total assets acquired	17.8

Accounts payable and accrued liabilities	0.8

Total liabilities assumed	0.8

Net assets acquired	$17.0

Results for the six months ended June 30, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $3.3 of incremental sales and $0.4 of incremental operating income for the six months ended June 30, 2012. Acquisition-related costs for the six months ended June 30, 2012 amounted to approximately $0.5 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

The pro forma effects of the Gregor acquisition would not have been material to our results of operations for the three months ended June 30, 2011 and the six months ended June 30, 2011 and 2012, and therefore are not presented.

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the condensed consolidated statement of operations and comprehensive income since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, Austin, El Paso, Harlingen and Odessa, Texas; Tulsa, Oklahoma; Olathe, Kansas; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under the ABL facility.

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

Results for the six months ended June 30, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. Trident contributed $39.1 and $48.3 of incremental sales and $2.5 and $3.0 of incremental operating income for the three and six months ended June 30, 2011, respectively. Acquisition-related costs for the six months ended June 30, 2011 amounted to approximately $1.4 million, which are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

Trident provides a broad range of metals and processing services with a product mix that emphasizes aluminum, stainless steel and nickel. The majority of Trident’s customer base operates in the oil and gas services sector. Trident also serves customers in the aerospace, defense and transportation industries. Processing services include precision sawing, boring, honing, slitting, sheeting, shearing and turning. Trident also offers supply chain solutions such as just-in-time delivery and value-added components required by original equipment manufacturers. As a result of the acquisition, we have increased our non-ferrous and value-added processing product and service offerings in the geographic areas and end markets that Trident currently serves.

The following unaudited pro forma information presents our consolidated results of operations as if the Trident acquisition had occurred on January 1, 2010, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, severance costs for certain Trident employees that were terminated as of the acquisition date, certain other non-recurring costs, and a provision for income taxes for Trident, which was previously treated as an S corporation.

Six Months Ended June 30, 2011
Net sales	963.6
Net income	31.8

3. Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials—
Plates and Shapes	$166.9	$151.4
Flat Rolled and Non-Ferrous	192.4	198.5
Building Products	5.9	4.7

Total raw materials	365.2	354.6

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	36.5	38.8
Building Products	10.0	9.1

Total work-in-process and finished goods	46.5	47.9

Total inventories	$411.7	$402.5

4. Goodwill and Intangible Assets

Changes in the carrying amounts of goodwill by segment for the six months ended June 30, 2012 are as follows:

	As of December 31, 2011	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of June 30, 2012
Plates and Shapes
Gross Goodwill and
Carrying Amount of Goodwill	$14.5	$—	$(0.1)	$14.4

Flat Rolled and Non-Ferrous
Gross Goodwill and
Carrying Amount of Goodwill	32.7	4.2	—	36.9

Building Products
Gross Goodwill and
Carrying Amount of Goodwill	2.2	—	(0.1)	2.1

Corporate
Gross Goodwill	7.6	—	(0.8)	6.8
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	3.4	—	(0.8)	2.6

Consolidated Total
Gross Goodwill	57.0	4.2	(1.0)	60.2
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$52.8	$4.2	$(1.0)	$56.0

Additions to goodwill recorded for the Flat Rolled and Non-Ferrous segment for the six months ended June 30, 2012 are attributable to the Gregor acquisition, which closed on March 12, 2012, discussed in Note 2. Reductions to goodwill for the Corporate and Plates and Shapes segments for the six months ended June 30, 2012 are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services (“Port City”), which were taxable business combinations. The change in goodwill for the Building Products Group is attributable to the effect of foreign currency.

The carrying amounts of the Company’s intangible assets are as follows:

	June 30, 2012	December 31, 2011
Customer lists	$67.8	$61.7
Less: Accumulated amortization	(43.2)	(41.4)

	$24.6	$20.3

Trade names	$7.1	$6.6
Less: Accumulated amortization	(1.4)	(1.1)

	$5.7	$5.5

Technology	$1.3	$—
Less: Accumulated amortization	—	—

	$1.3	$—

Other intangible assets	$0.8	$0.8
Less: Accumulated amortization	(0.1)	—

	$0.7	$0.8

During the six months ended June 30, 2012, we acquired an estimated $6.1 of customer list intangible assets, $0.5 of trade name intangible assets, and $1.3 of technology intangible assets as a result of the Gregor acquisition discussed in Note 2.

Aggregate amortization expense for the three months ended June 30, 2012 and 2011 was $1.3 and $0.9, respectively. Aggregate amortization expense for the six months ended June 30, 2012 and 2011 was $2.2 and $1.7, respectively. Aggregate remaining amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2012 (remaining 6 months)	$2.1
2013	$4.5
2014	$4.2
2015	$3.8
2016	$3.3
Thereafter	$14.4

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

As of June 30, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The fair value of the Company’s debt is considered Level 2 in the ASC 820 fair value hierarchy. The estimated fair value of current and long-term debt at June 30, 2012 and December 31, 2011 was $550.2 and $514.2, respectively.

In December 2007, Ohio River Metal Services, which we acquired in December 2010, entered into an interest rate swap agreement in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 8. The interest rate swap derivative is valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors. The notional amount under the swap corresponds to the principal amount of one of the Jeffersonville IRBs, which was $4.0 as of June 30, 2012. The Company has categorized the swap contract as Level 2. The fair value of the interest rate swap liability was $0.6 as of June 30, 2012 and December 31, 2011. Pretax realized losses from the interest rate swap recognized as interest expense during the six months ended June 30, 2012 and 2011 were not material.

6. Other Assets

Other assets consist of the following:

	June 30, 2012	December 31, 2011
Deferred financing costs	$8.5	$9.7
Deferred debt offering costs	2.5	2.8
Other	1.0	1.0

Total other assets	$12.0	$13.5

Aggregate amortization of debt issuance costs for the three months ended June 30, 2012 and 2011 was $0.8 and $0.7, respectively. Aggregate amortization of debt issuance costs for the six months ended June 30, 2012 and 2011 was $1.6 and $1.4, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Salaries and employee benefits	$14.0	$15.1
Income taxes	—	—
Taxes, other than income	4.1	3.4
Interest	2.7	2.6
Insurance	4.2	4.2
Audit and tax fees	1.4	0.7
Warranty liability	0.6	0.6
Lease terminations	0.4	0.2
Other	4.2	1.9

Total accrued liabilities	$31.6	$28.7

8. Debt

Debt consists of the following:

	June 30, 2012	December 31, 2011
ABL facility	$262.0	$227.7
Metals USA Notes	226.3	226.3
IRBs	12.6	12.6
Due to Parent	47.0	47.0
Capital lease and other obligations	1.7	2.0

Total debt	549.6	515.6
Less—current portion of debt	1.0	1.0

Total long-term portion of debt	$548.6	$514.6

The weighted average interest rates under the ABL facility for the three months ended June 30, 2012 and 2011 were 2.47% and 3.05%, respectively. The weighted average interest rates under the ABL facility for the six months ended June 30, 2012 and 2011 were 2.52% and 3.14%, respectively.

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

•

an incremental amount of the lesser of (x) the maximum commitments under the FILO tranche and (y) the sum of (i) 5% of the net amount of eligible accounts receivable and (ii) 5% of the net orderly liquidation value of eligible inventory during the effectiveness of any FILO tranche, less reserves.

The ABL facility provides sub-limits for up to $25.0 of swingline loans and up to $100.0 for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of June 30, 2012, we had $459.7 of eligible collateral, $262.0 in outstanding advances, $22.5 in open letters of credit and $175.2 of additional borrowing capacity.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of June 30, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of June 30, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.46%, respectively, as of June 30, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum fixed charge coverage ratio (“FCCR”) as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of June 30, 2012, our FCCR was 2.67. We were in compliance with all financial covenants as of June 30, 2012.

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

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $8.5 and $9.7 were included in other non-current assets as of June 30, 2012 and December 31, 2011, respectively.

11 1/8% Senior Secured Notes Due 2015

On November 30, 2005, Flag Acquisition Corporation (“Flag Acquisition”) sold $275.0 aggregate principal amount of the Metals USA Notes. The Metals USA Notes bear interest at a rate per annum equal to 11 1/8%, payable semi-annually in arrears, on June 1 and December 1 of each year, commencing on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (the “Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and Indenture dated as of November 30, 2005 (the “Metals USA Notes Indenture” or the

“Indenture”). Additionally, Flag Intermediate has unconditionally agreed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, or reduced by an amount equal to 100% of Consolidated Net Loss, each as defined in the Indenture. As of June 30, 2012, $46.7 was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all financial covenants as of June 30, 2012.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $2.5 and $2.8 were included in other non-current assets as of June 30, 2012 and December 31, 2011, respectively.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 and $2.9 as of June 30, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of June 30, 2012, the weighted average variable interest rate on the IRBs was 0.39%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all financial covenants as of June 30, 2012.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended (the “Loan Agreement”), which totaled $47.0 as of June 30, 2012 and December 31, 2011. The advances have been primarily to accommodate working capital expansion and the acquisition of J. Rubin & Co. (“J. Rubin”) in June 2010. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0. For the three months ended June 30, 2012 and 2011, Metals USA recognized $1.2 and $2.5 of interest expense related to the Loan Agreement, respectively. For the six months ended June 30, 2012 and 2011, Metals USA recognized $2.3 and $3.3 of interest expense related to the Loan Agreement, respectively.

9. Stockholder’s Equity

Common Stock

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $0.01 par value. All such shares are issued and outstanding at June 30, 2012, and are owned by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three months ended June 30, 2012 and 2011 was $0.6 and $0.4, respectively. Total stock-based compensation expense recognized for the six months ended June 30, 2012 and 2011 was $1.2 and $0.8, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations and comprehensive income in selling, general and administrative expense.

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

Tranche A Options

As of June 30, 2012, Tranche A options for 393,824 shares were outstanding, 382,145 of which were exercisable. The weighted average exercise price of these options is $3.22 per share, with an aggregate intrinsic value of $5.0. The Tranche A options have a weighted average remaining contractual life of approximately 3.5 years. Compensation expense associated with the Tranche A options has been fully recognized as of June 30, 2012.

Tranche B Options

As of June 30, 2012, Tranche B options for 39,704 shares were outstanding, all of which were exercisable. The exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.5. The Tranche B options have a weighted average remaining contractual life of approximately 3.4 years. Compensation expense associated with the Tranche B options has been fully recognized as of June 30, 2012.

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

As of June 30, 2012, 607,700 of the options granted in September 2010 were outstanding, of which 160,325 were exercisable. The exercise price of these options is $13.17, with an aggregate intrinsic value of $1.7. As of June 30, 2012, these options had approximately $1.6 of total unrecognized compensation expense remaining to be amortized over a weighted average period of approximately 1.9 years, with a weighted average remaining contractual life of approximately 8.0 years.

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

As of June 30, 2012, 369,400 of the options granted in January 2012 were outstanding, none of which were exercisable. The exercise price of these options is $11.25, with an aggregate intrinsic value of $1.7. As of June 30, 2012, the options granted in January 2012 had approximately $1.8 of total unrecognized compensation expense remaining to be amortized over a weighted average period of approximately 3.2 years, with a weighted average remaining contractual life of approximately 9.5 years.

Restricted Stock

September 2010 Grants

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. As of June 30, 2012, approximately $0.8 of total unrecognized compensation expense was expected to be recognized over a weighted average period of approximately 1.9 years.

January 2012 Grants

On January 1, 2012, pursuant to the 2010 Plan, 82,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years from the date of grant, while the awards granted to the members of our Board of Directors vest ratably over two years from the date of grant. The fair value of the restricted stock granted was $11.25 per share, determined based on the fair value of the Company’s common stock on the grant date. As of June 30, 2012, approximately $0.8 of total unrecognized compensation expense was expected to be recognized over a weighted average period of approximately 3.2 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes, adjusted for any items discrete to the quarter. The annual effective rate is based on the most recent annual forecast of pretax income, permanent book differences and tax credits. The Company’s overall effective tax rate for the six months ended June 30, 2012, and June 30, 2011, was 34.6% and 38.1%, respectively. The decrease in the tax rate in 2012 is primarily due to the impact of state taxes and permanent items on the respective levels of pre-tax book income.

As of June 30, 2012, our unrecognized tax benefits totaled $7.2. We believe it is reasonably possible that a decrease of up to $1.1 in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $1.5 of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate was $4.9 for the six months ended June 30, 2012.

We file numerous consolidated and separate income tax returns in the United States and Canada. We are no longer subject to U.S. Federal income tax examinations for years before 2002 and are no longer subject to state and local, or foreign income tax examinations for years before 2000.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of June 30, 2012, the liability for uncertain tax positions includes interest and penalties of $2.8 of which $0.3 is included in our statement of operations and comprehensive income and impacted the Company’s overall effective income tax rate for the six months ended June 30, 2012.

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

	Three Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
2012:
Net sales	$209.7	$306.7	$24.2	$(3.5)	$537.1
Operating income (loss)	23.2	20.6	1.1	(6.6)	38.3
Capital expenditures	2.2	1.5	—	0.3	4.0
Depreciation and amortization(1)	2.3	3.2	0.6	0.1	6.2
2011:
Net sales	$206.6	$277.5	$25.2	$(3.7)	$505.6
Operating income (loss)	25.1	23.1	1.2	(6.0)	43.4
Capital expenditures	0.7	0.9	0.1	—	1.7
Depreciation and amortization(1)	2.6	2.8	0.5	0.2	6.1

	Six Months Ended June 30,
	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
2012:
Net sales	$420.0	$608.8	$40.3	$(6.7)	$1,062.4
Operating income (loss)	46.5	38.9	(0.7)	(12.1)	72.6
Capital expenditures	3.6	4.1	0.1	0.7	8.5
Depreciation and amortization(1)	4.6	6.1	1.1	0.2	12.0
2011:
Net sales	$396.8	$506.0	$41.4	$(6.3)	$937.9
Operating income (loss)	47.1	40.2	(0.6)	(13.5)	73.2
Capital expenditures	2.3	1.1	0.1	0.2	3.7
Depreciation and amortization(1)	4.9	5.0	1.1	0.4	11.4

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	June 30, 2012	December 31, 2011
Total Assets:
Plates and Shapes	$382.8	$357.1
Flat Rolled and Non-Ferrous	576.5	550.5
Building Products	41.4	39.5
Corporate and Other	32.1	31.5

Consolidated	$1,032.8	$978.6

Results for the six months ended June 30, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $3.3 of incremental sales and $0.4 of incremental operating income for the six months ended June 30, 2012. Acquisition-related costs for the six months ended June 30, 2012 amounted to approximately $0.5 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at June 30, 2012 consist of letters of credit in the amount of $12.8 in conjunction with the IRBs (see Note 8) and other letters of credit aggregating $9.7 (total letters of credit of $22.5 at June 30, 2012). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $5.8 and $6.0 as of June 30, 2012 and December 31, 2011, respectively.

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

Payable to Parent

In addition, Metals USA has recorded a payable to Metals USA Holdings in the amount of $6.1 as of June 30, 2012 and December 31, 2011, for the receipt of a Federal income tax refund during the year ended December 31, 2010.

Other amounts payable to Metals USA Holdings as of June 30, 2012 and December 31, 2011 are the result of routine intercompany transactions.

15. Guarantor/Non-Guarantor Subsidiary Financial Information

In November 2005, the Company issued the Metals USA Notes which are guaranteed by its domestic operating subsidiaries (see Note 8). The following presents condensed consolidating financial information for the parent company, Flag Intermediate, a holding company with no operations other than through its subsidiaries, and Metals USA, a management holding company which wholly owns the guarantor and non-guarantor subsidiaries, as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$1.3	$5.1	$0.4	$—	$6.8
Accounts receivable, net	—	0.6	246.2	1.4	2.9	251.1
Inventories	—	—	410.8	0.9	—	411.7
Deferred income tax asset	—	—	6.1	—	—	6.1
Prepayments and other	—	0.3	6.9	—	—	7.2

Total current assets	—	2.2	675.1	2.7	2.9	682.9
Property and equipment, net	—	—	247.5	2.1	—	249.6
Intangible assets, net	—	—	32.3	—	—	32.3
Goodwill	—	2.6	51.3	2.1	—	56.0
Investment in subsidiaries	255.9	983.8	—	—	(1,239.7)	—
Other assets	—	10.9	1.1	—	—	12.0

Total assets	$255.9	$999.5	$1,007.3	$6.9	$(1,236.8)	$1,032.8

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$94.2	$0.2	$(0.5)	$93.9
Accrued liabilities	—	4.3	23.4	0.5	3.4	31.6
Payable to parent	—	9.8	—	—	—	9.8
Current portion of long-term debt	—	0.5	0.5	—	—	1.0

Total current liabilities	—	14.6	118.1	0.7	2.9	136.3
Long-term debt, less current portion	—	489.1	12.5	—	—	501.6
Deferred income tax liability	—	24.7	48.2	—	—	72.9
Due to parent	—	47.0	—	—	—	47.0
Intercompany payable (receivable)	—	156.6	(200.7)	44.1	—	—
Other long-term liabilities	—	11.6	6.9	0.6	—	19.1

Total liabilities	—	743.6	(15.0)	45.4	2.9	776.9

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at June 30, 2012	—	—	—	—	—	—
Additional paid-in capital	129.8	129.8	642.6	23.1	(795.5)	129.8
Retained earnings (accumulated deficit)	125.8	125.8	379.3	(61.6)	(443.5)	125.8
Accumulated other comprehensive income	0.3	0.3	0.4	—	(0.7)	0.3

Total stockholder’s equity (deficit)	255.9	255.9	1,022.3	(38.5)	(1,239.7)	255.9

Total liabilities and stockholder’s equity	$255.9	$999.5	$1,007.3	$6.9	$(1,236.8)	$1,032.8

As of December 31, 2011	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$2.1	$3.4	$0.4	$—	$5.9
Accounts receivable	—	0.3	211.3	1.2	(0.6)	212.2
Inventories	—	—	401.8	0.7	—	402.5
Deferred income tax asset	—	2.8	5.1	—	—	7.9
Prepayments and other	—	0.1	9.3	—	—	9.4

Total current assets	—	5.3	630.9	2.3	(0.6)	637.9
Property and equipment, net	—	—	245.6	2.2	—	247.8
Intangible assets, net	—	—	26.6	—	—	26.6
Goodwill	—	3.4	47.2	2.2	—	52.8
Investment in subsidiaries	220.7	945.3	—	—	(1,166.0)	—
Other assets	—	12.5	1.0	—	—	13.5

Total assets	$220.7	$966.5	$951.3	$6.7	$(1,166.6)	$978.6

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$110.4	$0.2	$(0.6)	$110.0
Accrued liabilities	—	4.7	23.4	0.6	—	28.7
Payable to parent	—	10.2	—	—	—	10.2
Current portion of long-term debt	—	0.4	0.6	—	—	1.0

Total current liabilities	—	15.3	134.4	0.8	(0.6)	149.9
Long-term debt, less current portion	—	455.0	12.6	—	—	467.6
Deferred income tax liability	—	25.3	45.7	—	—	71.0
Due to parent	—	47.0	—	—	—	47.0
Intercompany payable (receivable)	—	188.0	(231.7)	43.7	—	—
Other long-term liabilities	—	15.2	6.5	0.7	—	22.4

Total liabilities	—	745.8	(32.5)	45.2	(0.6)	757.9

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at December 31, 2011	—	—	—	—	—	—
Additional paid-in capital	128.5	128.5	642.6	23.1	(794.2)	128.5
Retained earnings (accumulated deficit)	91.9	91.9	340.8	(61.6)	(371.1)	91.9
Accumulated other comprehensive income	0.3	0.3	0.4	—	(0.7)	0.3

Total stockholder’s equity (deficit)	220.7	220.7	983.8	(38.5)	(1,166.0)	220.7

Total liabilities and stockholder’s equity	$220.7	$966.5	$951.3	$6.7	$(1,166.6)	$978.6

For the Three Months Ended June 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$538.4	$2.2	$(3.5)	$537.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	416.3	1.6	(3.5)	414.4

Operating and delivery	—	0.5	50.3	0.2	—	51.0
Selling, general and administrative	—	0.9	26.8	0.1	—	27.8
Depreciation and amortization	—	—	5.6	—	—	5.6

Operating income (loss)	—	(1.4)	39.4	0.3	—	38.3
Other (income) expense:
Interest expense	—	10.1	0.2	—	—	10.3
Intercompany charges	—	(7.7)	7.5	0.2	—	—
Equity in earnings of subsidiaries	(17.9)	(20.1)	—	—	38.0	—

Income before income taxes	17.9	16.3	31.7	0.1	(38.0)	28.0
Provision for income taxes	—	(1.6)	11.7	—	—	10.1

Net income	$17.9	$17.9	$20.0	$0.1	$(38.0)	$17.9
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(0.3)	—	0.2	(0.1)

Total other comprehensive income (loss)	—	—	(0.3)	—	0.2	(0.1)

Total comprehensive income	$17.9	$17.9	$19.7	$0.1	$(37.8)	$17.8

For the Three Months Ended June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$507.3	$2.0	$(3.7)	$505.6
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	385.5	1.1	(3.7)	382.9

Operating and delivery	—	0.2	45.5	0.2	—	45.9
Selling, general and administrative	—	1.0	26.9	(0.1)	—	27.8
Depreciation and amortization	—	—	5.6	—	—	5.6

Operating income (loss)	—	(1.2)	43.8	0.8	—	43.4
Other (income) expense:
Interest expense	—	11.9	—	—	—	11.9
Intercompany charges	—	(7.1)	6.8	0.3	—	—
Equity in earnings of subsidiaries	(20.0)	(24.3)	—	—	44.3	—

Income before income taxes	20.0	18.3	37.0	0.5	(44.3)	31.5
Provision (benefit) for income taxes	—	(1.7)	13.2	—	—	11.5

Net income	$20.0	$20.0	$23.8	$0.5	$(44.3)	$20.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	(0.1)	—	—	0.1	(0.1)

Total other comprehensive income (loss)	(0.1)	(0.1)	—	—	0.1	(0.1)

Total comprehensive income	$19.9	$19.9	$23.8	$0.5	$(44.2)	$19.9

For the Six Months Ended June 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,065.4	$3.7	$(6.7)	$1,062.4
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	825.5	2.7	(6.7)	821.5

Operating and delivery	—	0.6	101.1	0.3	—	102.0
Selling, general and administrative	—	1.6	53.7	0.2	—	55.5
Depreciation and amortization	—	—	10.9	—	—	10.9
Gain on sale of property and equipment	—	—	(0.1)	—	—	(0.1)

Operating income (loss)	—	(2.2)	74.3	0.5	—	72.6
Other (income) expense:
Interest expense	—	20.4	0.2	—	—	20.6
Intercompany charges	—	(15.5)	15.1	0.4	—	—
Equity in earnings of subsidiaries	(34.0)	(38.5)	—	—	72.5	—

Income before income taxes	34.0	31.4	59.0	0.1	(72.5)	52.0
Provision (benefit) for income taxes	—	(2.6)	20.6	—	—	18.0

Net income	$34.0	$34.0	$38.4	$0.1	$(72.5)	$34.0
Other comprehensive income	—	—	—	—	—	—

Total comprehensive income	$34.0	$34.0	$38.4	$0.1	$(72.5)	$34.0

For the Six Months Ended June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$940.6	$3.6	$(6.3)	$937.9
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	716.5	2.4	(6.3)	712.6

Operating and delivery	—	0.3	86.3	0.4	—	87.0
Selling, general and administrative	—	3.0	51.6	—	—	54.6
Depreciation and amortization	—	—	10.3	0.1	—	10.4
Loss on sale of property and equipment	—	—	0.1	—	—	0.1

Operating income (loss)	—	(3.3)	75.8	0.7	—	73.2
Other (income) expense:
Interest expense	—	21.6	0.1	—	—	21.7
Intercompany charges	—	(14.1)	13.6	0.5	—	—
Equity in earnings of subsidiaries	(31.9)	(39.8)	—	—	71.7	—

Income before income taxes	31.9	29.0	62.1	0.2	(71.7)	51.5
Provision (benefit) for income taxes	—	(2.9)	22.5	—	—	19.6

Net income	$31.9	$31.9	$39.6	$0.2	$(71.7)	$31.9
Other comprehensive income:
Deferred hedging gains	0.1	0.1	—	—	(0.1)	0.1

Total other comprehensive income	0.1	0.1	—	—	(0.1)	0.1

Total comprehensive income	$32.0	$32.0	$39.6	$0.2	$(71.8)	$32.0

For the Six Months Ended June 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash used in operating activities	$—	$(3.3)	$(4.0)	$(0.4)	$—	$(7.7)

Cash flows from investing activities:				—
Sales of assets	—	—	0.2	—	—	0.2
Purchases of assets	—	(0.7)	(7.8)	—	—	(8.5)
Acquisition costs, net of cash acquired	—	—	(17.0)	—	—	(17.0)

Net cash used in investing activities	—	(0.7)	(24.6)	—	—	(25.3)

Cash flows from financing activities:
Borrowings on credit facility	—	163.8	—	—	—	163.8
Repayments on credit facility	—	(129.5)	—	—	—	(129.5)
Repayments of long-term debt	—	—	(0.3)	—	—	(0.3)
Deferred financing costs	—	(0.1)	—	—	—	(0.1)
Net change in intercompany balances	—	(31.0)	30.6	0.4	—	—

Net cash provided by (used in) financing activities	—	3.2	30.3	0.4	—	33.9

Net increase (decrease) in cash	—	(0.8)	1.7	—	—	0.9
Cash, beginning of period	—	2.1	3.4	0.4	—	5.9

Cash, end of period	$—	$1.3	$5.1	$0.4	$—	$6.8

For the Six Months Ended June 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(46.9)	$(0.6)	$0.6	$—	$(46.9)

Cash flows from investing activities:
Sale of assets	—	—	0.1	—	—	0.1
Purchases of assets	—	(0.2)	(3.5)	—	—	(3.7)
Acquisition costs, net of cash acquired	—	—	(88.4)	—	—	(88.4)

Net cash used in investing activities	—	(0.2)	(91.8)	—	—	(92.0)

Cash flows from financing activities:
Borrowings on credit facility	—	176.5	—	—	—	176.5
Repayments on credit facility		(42.4)	—			(42.4)
Repayments on long-term debt	—	—	(0.3)	—	—	(0.3)
Deferred financing costs	—	(0.9)	—	—	—	(0.9)
Net change in intercompany balances	—	(93.8)	94.6	(0.8)	—	—

Net cash provided by (used in) financing activities	—	39.4	94.3	(0.8)	—	132.9

Net (decrease) increase in cash	—	(7.7)	1.9	(0.2)	—	(6.0)
Cash, beginning of period	—	12.5	2.0	0.7	—	15.2

Cash, end of period	$—	$4.8	$3.9	$0.5	$—	$9.2

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

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the six months ended June 30, 2012, approximately 96% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-users. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in multiple industries including aerospace, automotive, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

According to data from the Metals Service Center Institute, year-to-date actual shipments for the U.S. service center industry through June 2012 were up 5.9% over the same period of 2011. Inventories at June 30, 2012 increased 13.6% over the June 2011 levels. At the current shipping rate, U.S. service centers inventories as of June 30, 2012 totaled 2.6 months of supply on hand, an increase of 15.9% over June 2011.

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

Global steel demand continues to improve gradually in line with the recovery of end user industries. According to the World Steel Association, crude steel production through the first six months of 2012 has been modestly positive. We believe that in the absence of any unanticipated macroeconomic disruptions, no near term catalyst that would materially alter current price and demand trends is visible on the immediate horizon.

Building Products

The downturn in the housing and mortgage markets has caused significant contraction in the home improvement remodeling industry. While the pace of the decline in homeowner remodeling projects appears to be moderating, increased remodeling activity does not seem likely to materialize until further signs of recovery emerge in the broader housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak home prices and decreased cost recovery for many types of remodeling projects continue to discourage upper-end remodeling improvements.

Product demand for the Company’s Building Products Group may be influenced by numerous factors such as general economic conditions, consumer confidence, housing prices, existing home sales, interest rates and homeowner lending. The absence of a sustained recovery in any of these factors could continue to limit growth for our Building Products segment.

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended June 30, 2012 Compared to June 30, 2011

	2012	%	2011	%
	(In millions, except percentages)
Net sales	$537.1	100.0%	$505.6	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	414.4	77.2%	382.9	75.7%
Operating and delivery	51.0	9.5%	45.9	9.1%
Selling, general and administrative	27.8	5.2%	27.8	5.5%
Depreciation and amortization	5.6	1.0%	5.6	1.1%

Operating income	38.3	7.1%	43.4	8.6%
Interest expense	10.3	1.9%	11.9	2.4%

Income before income taxes	28.0	5.2%	31.5	6.2%

Net sales. Net sales increased $31.5 million, or 6.2%, from $505.6 million for the three months ended June 30, 2011 to $537.1 million for the three months ended June 30, 2012. The increase was primarily attributable to a 14.7% increase in shipped tonnage, partially offset by a 6.9% decrease in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Net sales for our Building Products Group decreased $1.0 million for the second quarter of 2012 compared to the second quarter of 2011. Results for the quarter ended June 30, 2012 include a full three months of results of operations from the Gregor acquisition, which closed on March 12, 2012. Gregor contributed $2.7 million of incremental sales for the three months ended June 30, 2012.

We experienced downward pricing momentum during the second quarter of 2012 in connection with lower mill pricing for most of our product mix. Our Flat Rolled and Non-Ferrous segment was impacted by decreases in the market price of nickel, which pushed stainless steel prices lower, and by lower market prices for aluminum. Gradual end market demand recovery continues to drive volume increases. We expect sequential quarter demand trends to remain stable, adjusted downward for normal seasonality, based on current end market demand and macroeconomic conditions.

Cost of sales. Cost of sales increased $31.5 million, or 8.2%, from $382.9 million for the three months ended June 30, 2011 to $414.4 million for the three months ended June 30, 2012. The increase was primarily attributable to a 14.7% increase in volumes, partially offset by a 5.1% decrease in average cost per ton for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Cost of sales for our Building Products Group decreased $0.7 million, or 3.9%, compared to the second quarter of 2011. The Gregor acquisition added $1.0 million of incremental cost of sales for the quarter ended June 30, 2012. Cost of sales as a percentage of net sales increased from 75.7% for the three months ended June 30, 2011 to 77.2% for the same period of 2012.

Operating and delivery. Operating and delivery expenses increased $5.1 million, or 11.1%, from $45.9 million for the three months ended June 30, 2011 to $51.0 million for the three months ended June 30, 2012. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $2.3 million and higher freight costs of approximately $0.9 million. Gregor added

$0.8 million of incremental operating and delivery expenses for the second quarter of 2012. As a percentage of net sales, operating and delivery expenses increased from 9.1% for the three months ended June 30, 2011 to 9.5% for the three months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses were $27.8 million for three months ended June 30, 2012, in line with the three months ended June 30, 2011. Gregor added $0.3 million of incremental selling, general and administrative expenses for the second quarter of 2012. As a percentage of net sales, selling, general and administrative expenses decreased from 5.5% for the three months ended June 30, 2011 to 5.2% for the three months ended June 30, 2012 as efforts were made to keep such costs contained.

Depreciation and amortization. Depreciation and amortization expense was $5.6 million for the three months ended June 30, 2012, in line with the three months ended June 30, 2011. The increase in our fixed asset base from our growth through acquisitions over the past year and from increased capital spending has been largely commensurate with the aging of existing equipment and lower depreciation associated with the in-place fixed asset base. Net property and equipment as of June 30, 2012 was $249.6 million compared to $240.2 million as of June 30, 2011. As a percentage of net sales, depreciation and amortization expense decreased from 1.1% for the three months ended June 30, 2011 to 1.0% for the three months ended June 30, 2012.

Operating income. Operating income decreased $5.1 million, or 11.8%, from $43.4 million for the three months ended June 30, 2011 to $38.3 million for the three months ended June 30, 2012. The decrease was primarily a result of the increase in variable operating costs that have accompanied stronger sales volumes, in addition to lower average selling prices. As a percentage of net sales, operating income decreased from 8.6% for the three months ended June 30, 2011 to 7.1% for the three months ended June 30, 2012.

Interest expense. Interest expense was $10.3 million for the three months ended June 30, 2012 compared to $11.9 million for the three months ended June 30, 2011. The weighted average outstanding balance on our ABL facility increased from $231.9 million for the three months ended June 30, 2011 to $270.2 million for the three months ended June 30, 2012, while the weighted average facility rate decreased from 3.05% to 2.47%, respectively, in such periods.

Consolidated Results—Six Months Ended June 30, 2012 Compared to June 30, 2011

	2012	%	2011	%
	(In millions, except percentages)
Net sales	$1,062.4	100.0%	$937.9	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	821.5	77.3%	712.6	76.0%
Operating and delivery	102.0	9.6%	87.0	9.3%
Selling, general and administrative	55.5	5.2%	54.6	5.8%
Depreciation and amortization	10.9	1.0%	10.4	1.1%
(Gain) loss on sale of property and equipment	(0.1)	—	0.1	0.0%

Operating income	72.6	6.8%	73.2	7.8%
Interest expense	20.6	1.9%	21.7	2.3%

Income before income taxes	52.0	4.9%	51.5	5.5%

Net sales. Net sales increased $124.5 million, or 13.3%, from $937.9 million for the six months ended June 30, 2011 to $1,062.4 million for the six months ended June 30, 2012. The increase was primarily attributable to a 12.1% increase in shipments, in addition to a 1.7% increase in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Net sales for our Building Products Group decreased $1.1 million, or 2.7% for the six months ended June 30, 2012 compared to the same period of 2011. Results for the six months ended June 30, 2012 include operating results from the Gregor acquisition, which closed on

March 12, 2012. In addition, results for the six months ended June 30, 2012 include a full six months of operating results from the Trident acquisition, which closed on March 11, 2011. Gregor and Trident contributed a combined $45.7 million of incremental sales for the six months ended June 30, 2012. Excluding the Gregor and Trident acquisitions, net sales increased $78.8 million, or 8.4%, for the six months ended June 30, 2012 compared to the same period of 2011, which primarily resulted from an 11.4% increase in shipments partially offset by a 1.8% decrease in average realized prices.

The increase in volumes is attributable to the cyclical nature of the metal consuming industries supported by our products and services. The economic recovery that has continued through the first six months of 2012 has translated into increased metal consumption as industrial production continues to gradually expand. We expect sequential quarter demand trends to remain stable, adjusted downward for normal seasonality, based on current end market demand and macroeconomic conditions.

Cost of sales. Cost of sales increased $108.9 million, or 15.3%, from $712.6 million for the six months ended June 30, 2011 to $821.5 million for the six months ended June 30, 2012. The increase was primarily attributable to a 12.1% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups, in addition to a 3.5% increase in average cost per ton. Cost of sales for our Building Products Group decreased $0.4 million, or 1.3%. The Gregor and Trident acquisitions added a combined $32.8 million of incremental cost of sales for the six months ended June 30, 2012. Excluding the Gregor and Trident acquisitions, shipments increased 11.4% and average cost per ton increased 0.4% over the same period of 2011. The increase in volumes that contributed to higher cost of sales during the first six months of 2012 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales increased from 76.0% for the six months ended June 30, 2011 to 77.3% for the same period of 2012.

Operating and delivery. Operating and delivery expenses increased $15.0 million, or 17.2%, from $87.0 million for the six months ended June 30, 2011 to $102.0 million for the six months ended June 30, 2012. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $6.2 million and higher freight costs of approximately $1.9 million. Gregor and Trident added a combined $8.0 million of incremental operating and delivery expenses for the first six months of 2012. As a percentage of net sales, operating and delivery expenses increased from 9.3% for the six months ended June 30, 2011 to 9.6% for the six months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses increased $0.9 million, or 1.6%, from $54.6 million for the six months ended June 30, 2011 to $55.5 million for the six months ended June 30, 2012. Higher salaries of approximately $1.9 million contributed to the period-over-period increase, partially offset by $1.2 million of lower incentive compensation expense. Gregor and Trident added a combined $2.6 million of incremental selling, general and administrative expenses for the first six months of 2012. We also incurred costs of approximately $0.5 million during the first six months of 2012 which were primarily attributable to the Gregor acquisition, which closed in March 2012. As a percentage of net sales, selling, general and administrative expenses decreased from 5.8% for the six months ended June 30, 2011 to 5.2% for the six months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 4.8%, from $10.4 million for the six months ended June 30, 2011 to $10.9 million for the six months ended June 30, 2012. The increase is primarily attributable to increases in fixed assets resulting from our growth through acquisitions over the past year and from increased capital spending, as our investments in new equipment have grown in line with higher business activity levels. Net property and equipment as of June 30, 2012 was $249.6 million compared to $240.2 million as of June 30, 2011. As a percentage of net sales, depreciation and amortization expense decreased from 1.1% for the six months ended June 30, 2011 to 1.0% for the six months ended June 30, 2012.

Operating income. Operating income decreased $0.6 million, or 0.8%, from $73.2 million for the six months ended June 30, 2011 to $72.6 million for the six months ended June 30, 2012. The decrease was primarily a result of an increase in variable operating expenses and higher average costs of metal sold, which increased at a rate in excess of the increase in average selling prices. Gregor and Trident contributed a combined $1.0 million of incremental operating income for the six months ended June 30, 2012. As a percentage of net sales, operating income decreased from 7.8% for the six months ended June 30, 2011 to 6.8% for the six months ended June 30, 2012.

Interest expense. Interest expense decreased $1.1 million, or 5.1%, from $21.7 million for the six months ended June 30, 2011 to $20.6 million for the six months ended June 30, 2012. Although the weighted average outstanding balance on our ABL facility increased from $189.3 million for the six months ended June 30, 2011 to $261.5 million for the six months ended June 30, 2012, the weighted average facility rate decreased from 3.14% to 2.52% between the two periods. Borrowings under the ABL facility were used to fund the Gregor acquisition, in addition to higher working capital needs between the two periods.

Segment Results—Three Months Ended June 30, 2012 Compared to June 30, 2011

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2012:
Plates and Shapes	$209.7	$186.5	$23.2	$2.2	160	7
Flat Rolled and Non-Ferrous	306.7	286.1	20.6	1.5	205	46
Building Products	24.2	23.1	1.1	—	—	—
Corporate and other	(3.5)	3.1	(6.6)	0.3	(5)	—

Total	$537.1	$498.8	$38.3	$4.0	360	53

2011:
Plates and Shapes	$206.6	$181.5	$25.1	$0.7	145	7
Flat Rolled and Non-Ferrous	277.5	254.4	23.1	0.9	177	35
Building Products	25.2	24.0	1.2	0.1	—	—
Corporate and other	(3.7)	2.3	(6.0)	—	(4)	—

Total	$505.6	$462.2	$43.4	$1.7	318	42

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $3.1 million, or 1.5%, from $206.6 million for the three months ended June 30, 2011 to $209.7 million for the three months ended June 30, 2012. The increase was primarily attributable to a 9.9% increase in shipped tonnage, partially offset by a 7.6% decrease in average realized prices for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Selling prices for our Plates and Shapes Group are more transactional in nature and are therefore affected to a greater extent by short term changes in mill pricing, as opposed to our Flat Rolled and Non-Ferrous Group, which conducts a larger percentage of its business on a contractual basis, allowing for a longer time lag between mill price changes and their effect on selling prices. Although we experienced downward price momentum during the second quarter of 2012, end-user demand improved compared to the second quarter of 2011 as evidenced by stronger shipping volumes. Specific sectors that continue to show strong demand are energy and oilfield services, construction heavy equipment, defense, and marine cargo transport vessels.

Operating costs and expenses increased $5.0 million, or 2.8%, from $181.5 million for the three months ended June 30, 2011 to $186.5 million for the three months ended June 30, 2012. The increase was primarily attributable to a 9.9% increase in shipped tonnage, partially offset by a 6.4% decrease in average cost per ton for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Operating costs and expenses as a percentage of net sales increased from 87.9% for the three months ended June 30, 2011 to 88.9% for the three months ended June 30, 2012.

Operating income decreased $1.9 million, or 7.6%, from $25.1 million for the three months ended June 30, 2011 to $23.2 million for the three months ended June 30, 2012. The decrease primarily resulted from a decrease in margins attributable to lower mill prices, in addition to higher variable operating costs associated with increased shipments. Operating income as a percentage of net sales decreased from 12.1% for the three months ended June 30, 2011 to 11.1% for the three months ended June 30, 2012.

Flat Rolled and Non-Ferrous. Net sales increased $29.2 million, or 10.5%, from $277.5 million for the three months ended June 30, 2011 to $306.7 million for the three months ended June 30, 2012. Results for the quarter ended June 30, 2012 include $2.7 million of incremental sales from the Gregor acquisition. The remaining increase was primarily attributable to an 18.4% increase in shipments, partially offset by a 7.5% decrease in average realized prices for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Toll processed tonnage increased from 35,000 tons during the second quarter of 2011 to 46,000 tons during the second quarter of 2012. Sales of non-ferrous metals accounted for approximately 38% of the segment’s sales product mix for the second quarter of 2012, compared to approximately 40% for the second quarter of 2011. Our Flat Rolled and Non-Ferrous segment experienced strong demand in the residential and commercial heating and air conditioning equipment, aerospace, lawn and garden equipment, office furniture and automotive sectors during the second quarter of 2012.

Operating costs and expenses increased $31.7 million, or 12.5%, from $254.4 million for the three months ended June 30, 2011 to $286.1 million for the three months ended June 30, 2012. The Gregor acquisition contributed $2.3 million of incremental operating costs and expenses to the segment for the second quarter of 2012. The remaining increase was primarily attributable to an 18.4% increase in shipments, partially offset by a 5.2% decrease in average cost per ton for the second quarter of 2012 compared to the same period of 2011. Operating costs and expenses as a percentage of net sales increased from 91.7% for the three months ended June 30, 2011 to 93.3% for the three months ended June 30, 2012.

Operating income decreased by $2.5 million, or 10.8%, from $23.1 million for the three months ended June 30, 2011 to $20.6 million for the three months ended June 30, 2012. The decrease was primarily attributable to the increase in operating costs and expenses associated with higher volumes. Gregor contributed a combined $0.4 million of incremental operating income for the three months ended June 30, 2012. Operating income as a percentage of net sales decreased from 8.3% for the three months ended June 30, 2011 to 6.7% for the same period of 2012.

Building Products. Net sales decreased $1.0 million from $25.2 million for the three months ended June 30, 2011 to $24.2 million for the three months ended June 30, 2012. This segment of our business continues to be affected by lower consumer spending on residential remodeling as the downturn in the residential construction market has contributed to declining home prices and depressed levels of home improvement spending.

Operating costs and expenses decreased $0.9 million, in line with the decrease in net sales, from $24.0 million for the three months ended June 30, 2011 to $23.1 million for the three months ended June 30, 2012. Operating costs and expenses as a percentage of net sales increased slightly between the two periods.

Operating income was $1.1 million for the three months ended June 30, 2012 compared to $1.2 million for the same period of 2011. Operating income as a percentage of net sales remained essentially level between the two periods.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $0.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due primarily to higher professional fees and employee benefit costs.

Segment Results—Six Months Ended June 30, 2012 Compared to June 30, 2011

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2012:
Plates and Shapes	$420.0	$373.5	$46.5	$3.6	321	11
Flat Rolled and Non-Ferrous	608.8	569.9	38.9	4.1	410	82
Building Products	40.3	41.0	(0.7)	0.1	—	—
Corporate and other	(6.7)	5.4	(12.1)	0.7	(8)	—

Total	$1,062.4	$989.8	$72.6	$8.5	723	93

2011:
Plates and Shapes	$396.8	$349.7	47.1	$2.3	296	19
Flat Rolled and Non-Ferrous	506.0	465.8	40.2	1.1	351	68
Building Products	41.4	42.0	(0.6)	0.1	—	—
Corporate and other	(6.3)	7.2	(13.5)	0.2	(6)	—

Total	$937.9	$864.7	$73.2	$3.7	641	87

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $23.2 million, or 5.8%, from $396.8 million for the six months ended June 30, 2011 to $420.0 million for the six months ended June 30, 2012. The increase was primarily attributable to a 5.4% increase in shipments, in addition to a 0.4% increase in average realized prices for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. While we experienced increased demand from the energy and oilfield services, construction heavy equipment, defense, and marine cargo transport vessel end markets during the first six months of 2012, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience lower demand by historical standards.

Operating costs and expenses increased $23.8 million, or 6.8%, from $349.7 million for the six months ended June 30, 2011 to $373.5 million for the six months ended June 30, 2012. The increase was primarily attributable to a 5.4% increase in shipments, in addition to a 2.0% increase in the average cost per ton for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Operating costs and expenses as a percentage of net sales increased from 88.1% for the six months ended June 30, 2011 to 88.9% for the six months ended June 30, 2012.

Operating income decreased $0.6 million, or 1.3%, from $47.1 million for the six months ended June 30, 2011 to $46.5 million for the six months ended June 30, 2012. The decrease primarily resulted from an increase in variable operating costs and expenses attributable to higher volumes. Operating income as a percentage of net sales decreased from 11.9% for the six months ended June 30, 2011 to 11.1% for the six months ended June 30, 2012.

Flat Rolled and Non-Ferrous. Net sales increased $102.8 million, or 20.3%, from $506.0 million for the six months ended June 30, 2011 to $608.8 million for the six months ended June 30, 2012. The Gregor and Trident acquisitions contributed a combined $45.7 million of incremental sales for the six months ended June 30, 2012. The remaining increase was primarily attributable to a 16.3% increase in shipments, partially offset by a 3.3% decrease in average realized prices for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Toll processed tonnage increased from 68,000 tons during the first six months of 2011 to 82,000 tons during the same period of 2012. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for the first six months of 2012, compared to approximately 38% for the first six months of 2011. Our Flat Rolled and Non-Ferrous segment experienced strong demand in the residential and commercial heating and air conditioning equipment, aerospace, lawn and garden equipment, office furniture and automotive sectors during the first six months of 2012.

Operating costs and expenses increased $104.1 million, or 22.3%, from $465.8 million for the six months ended June 30, 2011 to $569.9 million for the six months ended June 30, 2012. The Gregor and Trident acquisitions contributed a combined $44.7 million of incremental operating costs and expenses to the segment for the first six months of 2012. The remaining increase was primarily attributable to a 16.3% increase in shipments, partially offset by a 1.0% decrease in average cost per ton. Operating costs and expenses as a percentage of net sales increased from 92.1% for the six months ended June 30, 2011 to 93.6% for the six months ended June 30, 2012.

Operating income decreased $1.3 million, or 3.2%, from $40.2 million for the six months ended June 30, 2011 to $38.9 million for the six months ended June 30, 2012. The decrease was primarily attributable to higher variable operating costs and expenses associated with the increase in volumes, combined with the decrease in average realized prices discussed above. The Gregor and Trident acquisitions contributed a combined $1.0 million of incremental operating income for the six months ended June 30, 2012. Operating income as a percentage of net sales decreased from 7.9% for the six months ended June 30, 2011 to 6.4% for the same period of 2012.

Building Products. Net sales decreased $1.1 million, or 2.7%, from $41.4 million for the six months ended June 30, 2011 to $40.3 million for the six months ended June 30, 2012. This segment of our business continues to be affected by lower consumer spending on residential remodeling due to the downturn in the housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak job growth, high unemployment, declining home prices and subdued consumer confidence have contributed to depressed levels of home improvement spending.

Operating costs and expenses decreased $1.0 million, or 2.4%, from $42.0 million for the six months ended June 30, 2011 to $41.0 million for the six months ended June 30, 2012. Operating costs and expenses as a percentage of net sales increased from 101.5% for the six months ended June 30, 2011 to 101.7% for the six months ended June 30, 2012.

Operating loss increased from $0.6 million for the six months ended June 30, 2011 to $0.7 million for the six months ended June 30, 2012.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $1.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to lower professional fees associated with acquisitions.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Our borrowing availability fluctuates daily with changes in eligible accounts receivable and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of June 30, 2012, we had $459.7 million of eligible collateral, $262.0 million in outstanding advances, $22.5 million in open letters of credit and $175.2 million of additional borrowing capacity. As of June 30, 2012, we had $6.8 million of cash on hand.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. As of June 30, 2012, our debt consisted of $262.0 million of outstanding borrowings under the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $12.6 million principal amount outstanding, a note payable to Metals USA Holdings in the amount of $47.0 million, and $1.7 million of capital leases and other obligations. We believe that cash flow from operations, supplemented by borrowing availability under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $488.0 million at December 31, 2011 to $546.6 million at June 30, 2012.

Changes in metal prices also affect our liquidity because of the time difference between our payment for our raw materials and our collection of cash from our customers. We sell our products and typically collect our accounts receivable within 45 days after the sale; however, we tend to pay for replacement materials (which are more expensive when metal prices are rising) over a much shorter period, primarily to benefit from early-payment discounts that are substantially higher than our cost of incremental debt. As a result, when metal prices are rising, we tend to draw more on the ABL facility to cover the cash flow cycle from material purchase to cash collection. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access the ABL facility as much to cover the cash flow cycle. We believe that cash flow from operations, supplemented by borrowing availability under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months. Additionally, we intend to look for value-added businesses that we can acquire at reasonable prices. We intend to use cash flows from operations and borrowing availability under the ABL facility to fund future acquisitions.

The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed consolidated statements of cash flows included in our condensed consolidated financial statements for the six months ended June 30, 2012.

During the six months ended June 30, 2012, net cash used in operating activities was $7.7 million. During the first six months of 2012, our working capital increased as we experienced a modest increase in mill pricing and stable end market demand during the period. Increases of $38.5 million in our accounts receivable balance and $8.5 million in our inventory value, as well as a decrease in accounts payable and accrued liabilities, were the primary contributors to operating cash outflows for the period. Accounts receivable increased due to higher net sales which were primarily driven by higher shipments versus the same period of the prior year. During the six months ended June 30, 2011, net cash used in operating activities was $46.9 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during the first six months of 2011 reflected accelerating demand in the industrial economy in line with cyclical recovery momentum. As a consequence, our working capital needs increased along with increasing demand and prices.

Net cash used in investing activities was $25.3 million for the six months ended June 30, 2012, and consisted primarily of $17.0 million of acquisition costs for the Gregor acquisition, which closed on March 12, 2012, and capital expenditures of $8.5 million. Net cash used in investing activities was $92.0 million for the six months ended June 30, 2011, and consisted primarily of $88.4 million of cash paid for the Trident acquisition and capital expenditures of $3.7 million.

Net cash provided by financing activities was $33.9 million for the six months ended June 30, 2012, which consisted of net borrowings on the ABL facility of $34.3 million offset by $0.1 million of cash paid for loan financing costs and $0.3 million of debt repayments. Net cash provided by financing activities was $132.9 million for the six months ended June 30, 2011, which consisted of net borrowings on the ABL facility of $134.1 million offset by $0.9 million of cash paid for loan financing costs and $0.3 million of debt repayments.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a trailing four-quarter period, by dividing (1) the Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of June 30, 2012, our borrowing availability under the ABL facility was $175.2 million. In addition, the FCCR is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of June 30, 2012, our FCCR was 2.67.

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

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended June 30, 2012. Pro Forma Adjusted EBITDA, as defined in our debt agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Debt Ratio, as defined by the Metals USA Notes Indenture. As of June 30, 2012, our Consolidated Total Debt Ratio was 3.36 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $163.8 million.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of June 30, 2012, we were not restricted under any of the negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, Adjusted EBITDA does not include:

•	interest expense, and because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA, Pro Forma Adjusted EBITDA, and net cash used in operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2012	2011	2012	2011	2012
Net income	$17.9	$20.0	$34.0	$31.9	$63.3
Depreciation and amortization(1)	6.2	6.1	12.0	11.4	23.9
Interest expense	10.3	11.9	20.6	21.7	41.1
Provision for income taxes	10.1	11.5	18.0	19.6	30.2
Other expense	—	—	—	—	0.1

EBITDA	44.5	49.5	84.6	84.6	158.6
Covenant defined adjustments:
Facilities closure and severance costs(2)	—	—	—	0.6	—
Non-cash employee benefit expense(3)	0.6	0.4	1.2	0.8	2.8
Acquisition expenses(4)	0.1	0.2	0.5	1.4	0.7

Adjusted EBITDA(5)	45.2	50.1	86.3	87.4	162.1
Pro forma acquisition adjustments(6)	—	—	—	—	1.7

Pro Forma Adjusted EBITDA(7)	45.2	50.1	86.3	87.4	163.8
(Gain) loss on sale of property and equipment	—	—	(0.1)	0.1	(0.2)
Provision for bad debts	0.4	0.9	1.0	1.6	2.3
Amortization of debt issuance costs	0.8	0.7	1.6	1.4	3.1
Deferred income taxes	1.0	5.3	1.2	8.7	7.9
Interest expense	(10.3)	(11.9)	(20.6)	(21.7)	(41.1)
Provision for income taxes	(10.1)	(11.5)	(18.0)	(19.6)	(30.2)
Other expense	—	—	—	—	(1.0)
Facilities closure and severance costs	—	—	—	(0.6)	—
Acquisition expenses	(0.1)	(0.2)	(0.5)	(1.4)	(0.7)
Pro forma acquisition adjustments	—	—	—	—	(1.7)
Changes in assets and liabilities	(28.5)	(34.0)	(58.6)	(102.8)	(78.7)

Net cash provided by (used in) operating activities	$(1.6)	$(0.6)	$(7.7)	$(46.9)	$23.5

Net cash used in investing activities	$(3.8)	$(1.3)	$(25.3)	$(92.0)	$(42.9)

Net cash provided by financing activities	$4.4	$0.3	$33.9	$132.9	$18.4

Fixed charge coverage ratio numerator(5)	$105.7	$111.1	$105.7	$111.1	$105.7
Fixed charge coverage ratio denominator(5)	$39.6	$41.2	$39.6	$41.2	$39.6
Fixed charge coverage ratio(5)	2.67	2.70	$2.67	2.70	$2.67

(1)	Includes depreciation for the Building Products Group that is included in cost of sales.
(2)	Represents charges in the Plates and Shapes Group for severance costs and other facility closure costs incurred in the first quarter of 2011.
(3)	Primarily non-cash stock-based compensation expense.
(4)	Primarily related to the acquisition of Trident, which closed in March 2011, and Gregor, which closed in March 2012.
(5)	As defined by the ABL facility.
(6)	Represents adjustments for the Gregor acquisition as though we owned the business for the twelve-month period ended June 30, 2012.
(7)	Pro Forma Adjusted EBITDA, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Debt Ratio, as defined in the Metals USA Notes Indenture.

Financing Activities

The ABL Facility

On December 17, 2010, Flag Intermediate, Metals USA, and certain subsidiaries of Metals USA entered into an amended and restated loan and security agreement with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The ABL Credit Agreement provides for borrowings of up to $500.0 million of Tranche A commitments and $35.0 million of FILO Tranche A-1 commitments (which may be increased up to $750.0 million at the option of Metals USA, including $35.0 million under the FILO tranche)), under the 5-year, senior secured ABL facility that amended and restated Metals USA’s then-existing $625.0 million senior secured asset-based credit facility that was scheduled to mature on November 30, 2011.

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

•

an incremental amount of the lesser of (x) the maximum commitments under the FILO tranche and (y) the sum of (i) 5% of the net amount of eligible accounts receivable and (ii) 5% of the net orderly liquidation value of eligible inventory during the effectiveness of any FILO tranche, less reserves.

The ABL facility provides sub-limits for up to $25.0 million of swingline loans and up to $100.0 million for the issuance of letters of credit. Both the face amount of any outstanding letters of credit and any swingline loans will reduce borrowing availability under the ABL facility on a dollar-for-dollar basis.

As of June 30, 2012, we had $459.7 million of eligible collateral, $262.0 million in outstanding advances, $22.5 million in open letters of credit and $175.2 million of additional borrowing capacity. As of June 30, 2012, we had $6.8 million of cash on hand.

As of July 31, 2012, we had $440.6 million of eligible collateral, $240.6 million in outstanding advances, $21.7 million in open letters of credit and $178.3 million of additional borrowing capacity. As of July 31, 2012, we had approximately $7.1 million of cash on hand.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of June 30, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of June 30, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.46%, respectively, as of June 30, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions or asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the Minimum Availability, defined as the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment. We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of June 30, 2012, our FCCR was 2.67. We were in compliance with all covenants as of June 30, 2012.

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

The Metals USA Notes

On the closing date of the Merger in 2005, we received approximately $268.0 million of net cash proceeds from the sale of $275.0 million in aggregate principal amount of the Metals USA Notes, after deducting expenses of the offering. Interest on the Metals USA Notes accrues at the rate of 11 1/8% per annum, is payable semi-annually in arrears on June 1 and December 1 and commenced on June 1, 2006. The Metals USA Notes will mature on December 1, 2015. We may redeem some or all of the Metals USA Notes at any time at a predetermined redemption price plus accrued and unpaid interest and additional interest, if any, to the applicable redemption date. If we experience a change of control and we do not redeem the Metals USA Notes, we will be required to make an offer to repurchase the Metals USA Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

Under the Metals USA Notes Indenture, we are required to pay interest on overdue principal at 1% per annum in excess of the above rate and are required to pay interest on overdue installments of interest at such higher rate to the extent lawful.

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (1) the failure to make payments under the Metals USA Notes Indenture when due, (2) breach of covenants, (3) cross-defaults to other material indebtedness, (4) bankruptcy events and (5) material judgments. We were in compliance with all covenants as of June 30, 2012.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 million and $2.9 million as of June 30, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of June 30, 2012, the weighted average variable interest rate on the IRBs was 0.39%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of June 30, 2012.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through the Loan Agreement, which totaled $47.0 million as of June 30, 2012 and December 31, 2011. The advances have been primarily to accommodate working capital expansion and the acquisition of J. Rubin in June 2010. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0 million. For the three months ended June 30, 2012 and 2011, Metals USA recognized $1.2 million and $2.5 million of interest expense related to the Loan Agreement, respectively. For the six months ended June 30, 2012 and 2011, Metals USA recognized $2.3 million and $3.3 million of interest expense related to the Loan Agreement, respectively.

Restricted Payments

Both the ABL Credit Agreement and the Metals USA Notes Indenture contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of June 30, 2012, our FCCR as defined in the ABL Credit Agreement was 2.67, and our borrowing availability was $175.2 million.

As of June 30, 2012, $46.7 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture. As of June 30, 2012, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $255.9 million of total stockholder’s equity.

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

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of June 30, 2012.

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

Inventories

As of June 30, 2012 we had inventories of $411.7 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

During 2008 and 2009, the global financial crisis caused significant contraction in industrial production world-wide. The reduction in demand for metals was driven by widespread inventory destocking throughout the supply chain as industry participants looked to preserve liquidity by reducing their investment in working capital. As a direct consequence of the rapid and unprecedented decline in metals prices we experienced as a result of the economic recession discussed above, we recorded $53.4 million of write-downs during the year ended December 31, 2009, and $6.8 million of write-downs during the year ended December 31, 2008, for inventory LCM adjustments in our metal service center businesses.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 which amends some of the guidance in ASC Topic 220 “Comprehensive Income” regarding how companies must present comprehensive income. The main provisions of ASU 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either a single statement or two separate statements. A single statement would contain the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for all comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for all comprehensive income. The ASU is intended to increase the prominence of other comprehensive income in financial statements and to facilitate convergence of U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-05 are to be applied retrospectively. For public entities, the ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company adopted ASU 2011-05 within its condensed consolidated financial statements in the first quarter of 2012. ASU 2011-05 impacts presentation only and has no effect on the Company’s financial condition, results of operations, or cash flows.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of June 30, 2012, outstanding borrowings under the ABL facility were $262.0 million. Based on the weighted average borrowings outstanding on the ABL facility during the six months ended June 30, 2012, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.3 million for the period.

At June 30, 2012, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At June 29, 2012, the Metals USA Notes were traded at approximately 104.13% of face value, based on quoted market prices.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 6, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 6, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated August 6, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 6, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated August 6, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated August 6, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated August 6, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated August 6, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: August 6, 2012	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALS USA, INC.

Date: August 6, 2012	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer