Form 10-Q
period 2012-09-30
METALS USA INC; FLAG INTERMEDIATE HOLDINGS Corp
filed 2012-11-08
CIK 1038363, 1357787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at November 1, 2012 of Flag Intermediate Holdings Corporation: 100

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

FLAG INTERMEDIATE HOLDINGS CORPORATION AND

SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$7.7	$5.9
Accounts receivable, net of allowance of $5.7 and $6.9, respectively	230.5	212.2
Inventories	426.4	402.5
Deferred income tax asset	5.4	7.9
Prepayments and other	4.7	9.4

Total current assets	674.7	637.9
Property and equipment, net	250.0	247.8
Intangible assets, net	31.2	26.6
Goodwill	54.8	52.8
Other assets	11.1	13.5

Total assets	$1,021.8	$978.6

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$113.2	$110.0
Accrued liabilities	38.0	28.7
Payable to parent	9.6	10.2
Current portion of long-term debt	1.0	1.0

Total current liabilities	161.8	149.9
Long-term debt, less current portion	452.8	467.6
Deferred income tax liability	73.4	71.0
Due to parent	47.0	47.0
Other long-term liabilities	16.8	22.4

Total liabilities	751.8	757.9

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	130.4	128.5
Retained earnings	139.2	91.9
Accumulated other comprehensive income	0.4	0.3

Total stockholder’s equity	270.0	220.7

Total liabilities and stockholder’s equity	$1,021.8	$978.6

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$483.7	$492.3	$1,546.1	$1,430.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	372.8	379.8	1,194.3	1,092.4
Operating and delivery	49.4	44.0	151.4	131.0
Selling, general and administrative	27.8	28.3	83.3	82.9
Depreciation and amortization	5.8	5.0	16.7	15.4
Gain on sale of property and equipment	(0.1)	(0.1)	(0.2)	—

Operating income	28.0	35.3	100.6	108.5
Other (income) expense:
Interest expense	10.2	10.4	30.8	32.1
Other (income) expense, net	(0.1)	0.1	(0.1)	0.1

Income before income taxes	17.9	24.8	69.9	76.3
Provision for income taxes	4.6	8.8	22.6	28.4

Net income	$13.3	$16.0	$47.3	$47.9
Other comprehensive income (loss):
Foreign currency translation adjustments	0.1	(0.3)	0.1	(0.3)
Deferred hedging gains	—	—	—	0.1

Total other comprehensive income (loss)	0.1	(0.3)	0.1	(0.2)

Total comprehensive income	$13.4	$15.7	$47.4	$47.7

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

UNADUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$47.3	$47.9
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Gain on sale of property and equipment	(0.2)	—
Provision for bad debts	1.7	2.2
Depreciation and amortization	18.2	16.9
Amortization of debt issuance costs	2.5	2.1
Deferred income taxes	0.1	11.9
Stock-based compensation	1.8	1.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18.6)	(70.9)
Inventories	(22.3)	(74.8)
Prepayments and other	4.7	5.4
Accounts payable and accrued liabilities	11.6	13.6
Other operating	(0.1)	2.2

Net cash provided by (used in) operating activities	46.7	(42.3)

Cash flows from investing activities:
Sales of assets	0.3	0.2
Purchases of assets	(13.3)	(10.1)
Acquisition costs, net of cash acquired	(17.0)	(88.1)

Net cash used in investing activities	(30.0)	(98.0)

Cash flows from financing activities:
Borrowings on credit facility	207.5	180.1
Repayments on credit facility	(221.5)	(42.7)
Repayments of long-term debt	(0.8)	(1.1)
Deferred financing costs	(0.1)	(2.9)

Net cash (used in) provided by financing activities	(14.9)	133.4

Net increase (decrease) in cash	1.8	(6.9)
Cash, beginning of period	5.9	15.2

Cash, end of period	$7.7	$8.3

Supplemental Cash Flow Information:
Cash paid for interest	$21.9	$25.1

Cash paid for income taxes	$25.3	$15.8

Cash received for income taxes	$(0.8)	$(0.4)

Investments in property and equipment not paid	$0.8	$0.1

See notes to unaudited condensed consolidated financial statements.

FLAG INTERMEDIATE HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

1. Basis of Presentation and Summary of Significant Accounting Policies

Flag Intermediate Holdings Corporation (“Flag Intermediate”) and its wholly-owned subsidiary Metals USA, Inc. (“Metals USA”) and the wholly-owned subsidiaries of Metals USA are referred to collectively herein as the “Company,” “we” or “our.” Metals USA’s November 30, 2005 acquisition by Apollo Management V L.P. (“Apollo Management” and together with its affiliated investment entities “Apollo” or “Apollo V”) is referred to herein as the “Merger.” The condensed consolidated financial statements include the accounts of Flag Intermediate, and Metals USA and its subsidiaries. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. Flag Intermediate and Metals USA are wholly-owned subsidiaries of Metals USA Holdings Corp. (“Metals USA Holdings”).

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

The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was $3.3, which was allocated to goodwill. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Metals USA and Gregor. The Gregor acquisition was a taxable business combination and as such, the entire amount of goodwill recognized is expected to be deductible for income tax purposes. All of the goodwill was assigned to the Company’s Flat Rolled and Non-Ferrous Segment (see Note 4).

The estimated amount of goodwill and related allocations of the fair values assigned to assets acquired and liabilities assumed are based on preliminary data and are subject to change based on the final valuation of tangible and intangible assets. In connection with management’s preliminary valuation, $0.6 was reclassified from intangible assets to goodwill during the second quarter of 2012 (see Note 4 for further discussion of Gregor’s intangible assets), and $0.9 was reclassified from goodwill to inventory during the third quarter of 2012. The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Accounts receivable, trade	$1.4
Inventories	1.6
Property and equipment	3.6
Customer list intangible assets	6.1
Trade name intangible assets	0.5
Technology intangible assets	1.3
Goodwill	3.3

Total assets acquired	17.8

Accounts payable and accrued liabilities	0.8

Total liabilities assumed	0.8

Net assets acquired	$17.0

Results for the nine months ended September 30, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $6.1 of incremental sales and $0.8 of incremental operating income for the nine months ended September 30, 2012. Acquisition-related costs for the nine months ended September 30, 2012 amounted to approximately $0.6 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

The pro forma effects of the Gregor acquisition would not have been material to our results of operations for the three months ended September 30, 2011 and the nine months ended September 30, 2011 and 2012, and therefore are not presented.

The Richardson Trident Company

On March 11, 2011, we acquired all of the issued and outstanding stock of The Richardson Trident Company (“Trident”). Trident’s results of operations have been included in the condensed consolidated statement of operations and comprehensive income since the date of acquisition. Trident is a general line metal service center with fabricating capabilities designed to service the oil and gas industry, and is also a wholesale distributor of metals, plastics and electronic parts. Trident operates under The Richardson Trident Company and The Altair Company trade names. Trident’s principal facility is in Richardson, Texas with branch locations in Houston, and Odessa, Texas; Tulsa, Oklahoma; Los Angeles, California; Boston, Massachusetts and Thomasville, Georgia. The Company paid $90.4 in cash for the stock of Trident, which included $54.2 for the repayment of Trident debt, and $1.8 in the form of a note payable, for a total purchase price of $92.2. The purchase was funded with borrowings under the ABL facility.

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

Results for the nine months ended September 30, 2011 include operating results from the Trident acquisition from the date of the acquisition closing, which occurred on March 11, 2011. Trident contributed $42.6 and $90.9 of incremental sales and $3.1 and $6.1 of incremental operating income for the three and nine months ended September 30, 2011, respectively. Acquisition-related costs for the nine months ended September 30, 2011 amounted to approximately $1.5 million, which are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

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

The following unaudited pro forma information presents our consolidated results of operations as if the Trident acquisition had occurred on January 1, 2011, after the effect of certain adjustments, including increased depreciation expense resulting from recording fixed assets at fair value, interest expense on the acquisition debt, amortization of certain identifiable intangible assets, severance costs for certain Trident employees that were terminated as of the acquisition date, certain other non-recurring costs, and a provision for income taxes for Trident, which was previously treated as an S corporation.

Nine Months Ended September 30, 2011
Net sales	$1,456.0
Net income	$48.2

3. Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials—
Plates and Shapes	$166.2	$151.4
Flat Rolled and Non-Ferrous	206.9	198.5
Building Products	5.9	4.7

Total raw materials	379.0	354.6

Work-in-process and finished goods—
Flat Rolled and Non-Ferrous	37.2	38.8
Building Products	10.2	9.1

Total work-in-process and finished goods	47.4	47.9

Total inventories	$426.4	$402.5

4. Goodwill and Intangible Assets

Changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2012 are as follows:

	As of December 31, 2011	Acquisitions/ Purchase Accounting Adjustments	Realization of Tax Benefits/Other	As of September 30, 2012
Plates and Shapes
Gross Goodwill and
Carrying Amount of Goodwill	$14.5	$—	$(0.2)	$14.3

Flat Rolled and Non-Ferrous
Gross Goodwill and
Carrying Amount of Goodwill	32.7	3.3	—	36.0

Building Products
Gross Goodwill and
Carrying Amount of Goodwill	2.2	—	—	2.2

Corporate
Gross Goodwill	7.6	—	(1.1)	6.5
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	3.4	—	(1.1)	2.3

Consolidated Total
Gross Goodwill	57.0	3.3	(1.3)	59.0
Impairments	(4.2)	—	—	(4.2)

Carrying Amount of Goodwill	$52.8	$3.3	$(1.3)	$54.8

Additions to goodwill recorded for the Flat Rolled and Non-Ferrous segment for the nine months ended September 30, 2012 are attributable to the Gregor acquisition, which closed on March 12, 2012, discussed in Note 2. Reductions to goodwill for the Corporate and Plates and Shapes segments for the nine months ended September 30, 2012 are primarily attributable to accounting for tax benefits associated with tax-deductible goodwill recognized in connection with the Merger and the acquisition of Port City Metal Services, which were taxable business combinations.

The carrying amounts of the Company’s intangible assets are as follows:

	September 30, 2012	December 31, 2011
Customer lists	$67.8	$61.7
Less: Accumulated amortization	(44.2)	(41.4)

	$23.6	$20.3

Trade names	$7.1	$6.6
Less: Accumulated amortization	(1.5)	(1.1)

	$5.6	$5.5

Technology	$1.3	$—
Less: Accumulated amortization	—	—

	$1.3	$—

Other intangible assets	$0.8	$0.8
Less: Accumulated amortization	(0.1)	—

	$0.7	$0.8

During the nine months ended September 30, 2012, we acquired an estimated $6.1 of customer list intangible assets, $0.5 of trade name intangible assets, and $1.3 of technology intangible assets as a result of the Gregor acquisition discussed in Note 2.

Aggregate amortization expense for the three months ended September 30, 2012 and 2011 was $1.1 and $0.6, respectively. Aggregate amortization expense for the nine months ended September 30, 2012 and 2011 was $3.3 and $2.4, respectively. Aggregate remaining amortization of our intangible assets is as follows:

For the Year Ending December 31,	Estimated Amortization Expense
2012 (remaining 3 months)	$1.1
2013	$4.5
2014	$4.2
2015	$3.8
2016	$3.3
Thereafter	$14.3

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

As of September 30, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. Our receivables, payables, prepayments and accrued liabilities are current assets and obligations and, accordingly, the recorded values are believed by management to approximate fair value. Our 11 1/8% Senior Secured Notes due 2015 (the “Metals USA Notes”) are thinly traded public debt instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market. The fair value of the Company’s debt that is not traded and is fixed-rate is estimated by discounting the interest payments and principal amount at the Company’s current borrowing rate (yield to maturity). For floating rate debt that is not traded, fair value is not sensitive to interest rates since coupons float with Treasury or London Interbank Offered Rate (“LIBOR”) yields, and book value is a reasonable approximation of fair value after considering the stability of the Company’s default risk. The fair value of the Company’s debt is considered Level 2 in the ASC 820 fair value hierarchy. The estimated fair value of current and long-term debt at September 30, 2012 and December 31, 2011 was $499.8 and $514.2, respectively.

In December 2007, Ohio River Metal Services, which we acquired in December 2010, entered into an interest rate swap agreement in connection with the Jeffersonville, Indiana Industrial Revenue Bonds (“IRBs”) discussed in Note 8. The interest rate swap derivative is valued using market data which is derived by combining certain inputs with quantitative models and processes to generate interest rate forward curves and discount factors. The notional amount under the swap corresponds to the principal amount of one of the Jeffersonville IRBs, which was $4.0 as of September 30, 2012. The Company has categorized the swap contract as Level 2. The fair value of the interest rate swap liability was $0.6 as of September 30, 2012 and December 31, 2011. Pretax realized losses from the interest rate swap recognized as interest expense during the nine months ended September 30, 2012 and 2011 were not material.

6. Other Assets

Other assets consist of the following:

	September 30, 2012	December 31, 2011
Deferred financing costs	$7.8	$9.7
Deferred debt offering costs	2.3	2.8
Other	1.0	1.0

Total other assets	$11.1	$13.5

Aggregate amortization of debt issuance costs for the three months ended September 30, 2012 and 2011 was $0.9 and $0.7, respectively. Aggregate amortization of debt issuance costs for the nine months ended September 30, 2012 and 2011 was $2.5 and $2.1, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Salaries and employee benefits	$13.8	$15.1
Taxes, other than income	4.8	3.4
Interest	8.9	2.6
Insurance	4.2	4.2
Audit and tax fees	1.3	0.7
Warranty liability	0.6	0.6
Lease terminations	0.7	0.2
Other	3.7	1.9

Total accrued liabilities	$38.0	$28.7

8. Debt

Debt consists of the following:

	September 30, 2012	December 31, 2011
ABL facility	$213.7	$227.7
Metals USA Notes	226.3	226.3
IRBs	12.4	12.6
Due to Parent	47.0	47.0
Capital lease and other obligations	1.4	2.0

Total debt	500.8	515.6
Less—current portion of debt	1.0	1.0

Total long-term portion of debt	$499.8	$514.6

The weighted average interest rates under the ABL facility for the three months ended September 30, 2012 and 2011 were 2.41% and 2.62%, respectively. The weighted average interest rates under the ABL facility for the nine months ended September 30, 2012 and 2011 were 2.48% and 2.93%, respectively.

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

On March 9, 2011, we activated $25.0 of the FILO tranche under the ABL facility. The ABL facility initially permitted us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

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

As of September 30, 2012, we had $447.1 of eligible collateral, $213.7 in outstanding advances, $20.2 in open letters of credit and $213.2 of additional borrowing capacity.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of September 30, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of September 30, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.36%, respectively, as of September 30, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions, asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5) and (B) the aggregate commitment. We do not have to maintain a minimum fixed charge coverage ratio (“FCCR”) as long as our borrowing availability is greater than or equal to the greater of (i) $45.0 and (ii) 10% of the lesser of the borrowing base and the aggregate commitment (the “Minimum Availability”). We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of September 30, 2012, our FCCR was 2.57. We were in compliance with all financial covenants as of September 30, 2012.

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

Costs related to the establishment of the ABL facility, in addition to subsequent amendments to the ABL facility, were capitalized and are being charged to interest expense over the life of the ABL facility. Unamortized financing costs of $7.8 and $9.7 were included in other non-current assets as of September 30, 2012 and December 31, 2011, respectively.

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

As a result of the Merger, Metals USA assumed the obligations of Flag Acquisition including the Metals USA Notes. All domestic operating subsidiaries of Metals USA have agreed, jointly and severally with Flag Intermediate (the “Guarantors”), to unconditionally and irrevocably guarantee Metals USA’s obligations under the Metals USA Notes and the Indenture dated as of November 30, 2005 (the “Metals USA Notes Indenture” or the “Indenture”). Additionally, Flag Intermediate has unconditionally agreed to be a primary obligor of the due and punctual payment and performance of the obligations under the Indenture.

Metals USA Holdings is not a guarantor of the Metals USA Notes. There is a limitation on the amount of funds which can be transferred by the Guarantors to Metals USA Holdings in the form of dividends. Such amount available for distribution shall be increased by an amount equal to 50% of Consolidated Net Income, or reduced by an amount equal to 100% of Consolidated Net Loss, each as defined in the Indenture. As of September 30, 2012, $53.3 was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture.

The indebtedness evidenced by the Metals USA Notes and the guarantees rank: equally with all of our and the Guarantors’ existing and future senior indebtedness; junior in priority as to collateral that secures the ABL facility on a first-priority lien basis with respect to our and the Guarantors’ obligations under the ABL facility, any other debt incurred after December 1, 2005 that has a priority security interest relative to the Metals USA Notes in the collateral that secures the ABL facility, any hedging obligations related to the foregoing debt and all cash management obligations incurred with any lender under the ABL facility; equal in priority as to collateral that secures the Metals USA Notes and the guarantees on a first-priority lien basis with respect to our and the Guarantors’ obligations under any other equivalent priority lien obligations incurred after December 1, 2005; and senior to all of our and the Guarantors’ existing and future subordinated indebtedness. The Metals USA Notes will also be effectively junior to the liabilities of any non-guarantor subsidiaries.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure periods) defaults based on (i) the failure to make payments under the Metals USA Notes Indenture when due, (ii) breach of covenants, (iii) cross-defaults to other material indebtedness, (iv) bankruptcy events and (v) material judgments. We were in compliance with all financial covenants as of September 30, 2012.

Costs related to the establishment of the Metals USA Notes were capitalized and are being charged to interest expense over the life of the Metals USA Notes. Unamortized issuance costs of $2.3 and $2.8 were included in other non-current assets as of September 30, 2012 and December 31, 2011, respectively.

On October 24, 2012, Metals USA announced that it will seek to enter into a new term loan in an amount of approximately $275.0. The proceeds of the term loan would be used to refinance the Metal USA Notes; to reduce borrowings under the ABL facility; to pay costs, expenses and fees associated with the new term loan and the Metals USA Notes refinancing; and for general corporate purposes, including working capital. The timing and size of the potential new term loan and the use of proceeds thereof are subject to market and other conditions, and we can make no assurances that such actions will take place at any specific time or at all.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 and $2.7 as of September 30, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of September 30, 2012, the weighted average variable interest rate on the IRBs was 0.45%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all financial covenants as of September 30, 2012.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through an intercompany loan agreement, as amended (the “Loan Agreement”), which totaled $47.0 as of September 30, 2012 and December 31, 2011. The advances have been primarily to accommodate working capital expansion and the acquisition of J. Rubin & Co. (“J. Rubin”) in June 2010. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0. For the three month periods ended September 30, 2012 and 2011, Metals USA recognized $1.1 of interest expense related to the Loan Agreement. For the nine months ended September 30, 2012 and 2011, Metals USA recognized $3.4 and $4.5 of interest expense related to the Loan Agreement, respectively.

9. Stockholder’s Equity

Common Stock

In accordance with its certificate of incorporation dated November 3, 2005, Flag Intermediate was authorized to issue 100 shares of capital stock, all of which were shares of common stock, $0.01 par value. All such shares are issued and outstanding at September 30, 2012, and are owned by Metals USA Holdings through Flag Intermediate, its wholly-owned subsidiary.

10. Stock-Based Compensation

Total stock-based compensation expense recognized for the three months ended September 30, 2012 and 2011 was $0.6 and $0.4, respectively. Total stock-based compensation expense recognized for the nine months ended September 30, 2012 and 2011 was $1.8 and $1.2, respectively. Stock-based compensation expense is included in our condensed consolidated statements of operations and comprehensive income in selling, general and administrative expense.

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

Tranche A Options

As of September 30, 2012, Tranche A options for 393,824 shares were outstanding, 388,014 of which were exercisable. The weighted average exercise price of these options is $3.22 per share, with an aggregate intrinsic value of $4.0. The Tranche A options have a weighted average remaining contractual life of approximately 3.3 years. Compensation expense associated with the Tranche A options has been fully recognized as of September 30, 2012.

Tranche B Options

As of September 30, 2012, Tranche B options for 39,704 shares were outstanding, all of which were exercisable. The exercise price of these options is $2.30 per share, with an aggregate intrinsic value of $0.4. The Tranche B options have a weighted average remaining contractual life of approximately 3.2 years. Compensation expense associated with the Tranche B options has been fully recognized as of September 30, 2012.

2010 Long-Term Incentive Plan

On March 19, 2010, our Board of Directors adopted, and our stockholders approved, the Metals USA Holdings 2010 Long-Term Incentive Plan (the “2010 Plan”). The purposes of the 2010 Plan are to further the growth and success of the Company and to reward and incentivize the outstanding performance of our key employees, directors, consultants and other service providers by aligning their interests with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of our common stock.

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

As of September 30, 2012, 604,100 of the options granted in September 2010 were outstanding, of which 318,250 were exercisable. The exercise price of these options is $13.17, with an aggregate intrinsic value of $0.1. As of September 30, 2012, these options had approximately $1.4 of total unrecognized compensation expense remaining to be amortized over a weighted average period of approximately 1.7 years, with a weighted average remaining contractual life of approximately 7.8 years.

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

As of September 30, 2012, 368,200 of the options granted in January 2012 were outstanding, none of which were exercisable. The exercise price of these options is $11.25, with an aggregate intrinsic value of $0.8. As of September 30, 2012, the options granted in January 2012 had approximately $1.7 of total unrecognized compensation expense remaining to be amortized over a weighted average period of approximately 3.0 years, with a weighted average remaining contractual life of approximately 9.3 years.

Restricted Stock

September 2010 Grants

On September 13, 2010, pursuant to the 2010 Plan, 130,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years, while the awards granted to the members of our Board of Directors vest ratably over three years. The fair value of the restricted stock granted was $13.17 per share, determined based on the fair value of the Company’s common stock on the grant date. As of September 30, 2012, approximately $0.7 of total unrecognized compensation expense was expected to be recognized over a weighted average period of approximately 1.6 years.

January 2012 Grants

On January 1, 2012, pursuant to the 2010 Plan, 82,100 shares of restricted stock were granted to certain members of our management and to members of our Board of Directors. The awards granted to management vest ratably over four years from the date of grant, while the awards granted to the members of our Board of Directors vest ratably over two years from the date of grant. The fair value of the restricted stock granted was $11.25 per share, determined based on the fair value of the Company’s common stock on the grant date. As of September 30, 2012, approximately $0.7 of total unrecognized compensation expense was expected to be recognized over a weighted average period of approximately 3.0 years.

11. Income Taxes

The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes, adjusted for any items discrete to the quarter. The annual effective rate is based on the most recent annual forecast of pretax income, permanent book differences and tax credits. The Company’s overall effective tax rate for the nine months ended September 30, 2012, and September 30, 2011, is 32.3% and 37.2%, respectively. The decrease in the tax rate in 2012 is primarily due to the impact of state taxes, permanent items, and the resolution of uncertain tax positions, including those resolved due to the lapsing of statutes of limitation, on the respective levels of pre-tax book income.

As of September 30, 2012, our unrecognized tax benefits totaled $5.5. We believe it is reasonably possible that a decrease of up to $1.3 in the consolidated liability for unrecognized tax benefits related to settlements of federal and state tax uncertainties may occur within the next twelve months. In addition, we believe it is reasonably possible that approximately $1.4 of other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized within the next twelve months as a result of a lapse of the statute of limitations. The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate is $3.7 for the nine months ended September 30, 2012.

We file numerous consolidated and separate income tax returns in the United States and Canada. We are no longer subject to U.S. Federal income tax examinations for tax years before 2008, with the exception of the 2005 and 2006 tax years which continue to be open to examination due to the carryback of our 2009 federal net operating loss to those years. We are no longer subject to state, local, or foreign income tax examinations for years before 2006.

We account for any applicable interest and penalties on uncertain tax positions as a component of income tax expense. As of September 30, 2012, the liability for uncertain tax positions includes interest and penalties of $1.4 of which ($1.0) is included in our statement of operations and impacted the Company’s overall effective income tax rate for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
2012:
Net sales	$195.6	$266.7	$23.5	$(2.1)	$483.7
Operating income (loss)	18.1	15.5	1.4	(7.0)	28.0
Capital expenditures	2.8	1.8	—	0.2	4.8
Depreciation and amortization(1)	2.3	3.4	0.4	0.1	6.2
2011:
Net sales	$191.3	$279.7	$24.7	$(3.4)	$492.3
Operating income (loss)	20.0	20.6	0.9	(6.2)	35.3
Capital expenditures	1.9	4.5	—	—	6.4
Depreciation and amortization(1)	2.4	2.5	0.5	0.1	5.5

	Nine Months Ended September 30,
	Plates and Shapes	Flat Rolled and Non- Ferrous	Building Products	Corporate and Other	Total
2012:
Net sales	$615.6	$875.5	$63.8	$(8.8)	$1,546.1
Operating income (loss)	64.6	54.4	0.7	(19.1)	100.6
Capital expenditures	6.4	5.9	0.1	0.9	13.3
Depreciation and amortization(1)	6.9	9.5	1.5	0.3	18.2
2011:
Net sales	$588.1	$785.7	$66.1	$(9.7)	$1,430.2
Operating income (loss)	67.1	60.8	0.3	(19.7)	108.5
Capital expenditures	4.2	5.6	0.1	0.2	10.1
Depreciation and amortization(1)	7.3	7.5	1.6	0.5	16.9

(1)	Includes depreciation expense reflected in cost of goods sold for the Building Products Group.

	September 30, 2012	December 31, 2011
Total Assets:
Plates and Shapes	$377.2	$357.1
Flat Rolled and Non-Ferrous	573.1	550.5
Building Products	41.4	39.5
Corporate and Other	30.1	31.5

Consolidated	$1,021.8	$978.6

Results for the nine months ended September 30, 2012 include operating results from the Gregor acquisition from the date of the acquisition closing. Gregor contributed $6.1 of incremental sales and $0.8 of incremental operating income for the nine months ended September 30, 2012. Acquisition-related costs for the nine months ended September 30, 2012 amounted to approximately $0.6 and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income.

13. Commitments and Contingencies

Letters of Credit

Letters of credit outstanding at September 30, 2012 consist of letters of credit in the amount of $12.6 in conjunction with the IRBs (see Note 8) and other letters of credit aggregating $7.6 (total letters of credit of $20.2 at September 30, 2012). Other letters of credit consist primarily of collateral support for our property and casualty insurance program. All letters of credit reduce the amount available to borrow under the ABL facility.

Pension Fund Withdrawal Obligation

During 2007, we discontinued our participation in a multiemployer pension fund. In connection with our cessation of contributions to the plan, we were assessed a withdrawal liability of approximately $5.6, which we are paying in monthly installments through 2021. Our total withdrawal liability, including interest and amortization charges, amounted to approximately $5.6 and $6.0 as of September 30, 2012 and December 31, 2011, respectively.

Dividend Policy

On October 22, 2012, the Board of Directors of Metals USA Holdings authorized the initiation of a regular annual cash dividend payable on Metals USA Holdings’ common stock, to be declared and paid quarterly. The Board of Directors also declared Metals USA Holdings’ first regular quarterly cash dividend in the amount of $0.06 per share, to be paid on November 27, 2012 to stockholders of record as of the close of business on November 13, 2012. The declaration and payment of any future dividends will be at the discretion of the Board of Directors of Metals USA Holdings, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new dividend policy is not a guarantee that a dividend will be declared or paid in any particular period in the future.

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

Payable to Parent

In addition, Metals USA has recorded a payable to Metals USA Holdings in the amount of $6.1 as of September 30, 2012 and December 31, 2011, for the receipt of a Federal income tax refund during the year ended December 31, 2010.

Other amounts payable to Metals USA Holdings as of September 30, 2012 and December 31, 2011 are the result of routine intercompany transactions.

15. Guarantor/Non-Guarantor Subsidiary Financial Information

In November 2005, the Company issued the Metals USA Notes which are guaranteed by its domestic operating subsidiaries (see Note 8). The following presents condensed consolidating financial information for the parent company, Flag Intermediate, a holding company with no operations other than through its subsidiaries, and Metals USA, a management holding company which wholly owns the guarantor and non-guarantor subsidiaries, as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.

As of September 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$1.8	$5.5	$0.4	$—	$7.7
Accounts receivable, net	—	0.6	225.5	1.3	3.1	230.5
Inventories	—	—	425.5	0.9	—	426.4
Deferred income tax asset	—	0.3	5.1	—	—	5.4
Prepayments and other	—	0.2	4.5	—	—	4.7

Total current assets	—	2.9	666.1	2.6	3.1	674.7
Property and equipment, net	—	—	247.8	2.2	—	250.0
Intangible assets, net	—	—	31.2	—	—	31.2
Goodwill	—	2.2	50.4	2.2	—	54.8
Investment in subsidiaries	270.0	1,001.1	—	—	(1,271.1)	—
Other assets	—	10.1	1.0	—	—	11.1

Total assets	$270.0	$1,016.3	$996.5	$7.0	$(1,268.0)	$1,021.8

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$113.3	$0.3	$(0.4)	$113.2
Accrued liabilities	—	10.9	23.2	0.4	3.5	38.0
Payable to parent	—	9.6	—	—	—	9.6
Current portion of long-term debt	—	0.5	0.5	—	—	1.0

Total current liabilities	—	21.0	137.0	0.7	3.1	161.8
Long-term debt, less current portion	—	440.7	12.1	—	—	452.8
Deferred income tax liability	—	25.5	47.9	—	—	73.4
Due to parent	—	47.0	—	—	—	47.0
Intercompany payable (receivable)	—	207.3	(251.1)	43.8	—	—
Other long-term liabilities	—	4.8	11.4	0.6	—	16.8

Total liabilities	—	746.3	(42.7)	45.1	3.1	751.8

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at September 30, 2012	—	—	—	—	—	—
Additional paid-in capital	130.4	130.4	642.7	23.1	(796.2)	130.4
Retained earnings (accumulated deficit)	139.2	139.2	396.5	(61.9)	(473.8)	139.2
Accumulated other comprehensive income	0.4	0.4	—	0.7	(1.1)	0.4

Total stockholder’s equity (deficit)	270.0	270.0	1,039.2	(38.1)	(1,271.1)	270.0

Total liabilities and stockholder’s equity	$270.0	$1,016.3	$996.5	$7.0	$(1,268.0)	$1,021.8

As of December 31, 2011	Flag Intermediate Holdings Corp.	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$2.1	$3.4	$0.4	$—	$5.9
Accounts receivable, net	—	0.3	211.3	1.2	(0.6)	212.2
Inventories	—	—	401.8	0.7	—	402.5
Deferred income tax asset	—	2.8	5.1	—	—	7.9
Prepayments and other	—	0.1	9.3	—	—	9.4

Total current assets	—	5.3	630.9	2.3	(0.6)	637.9
Property and equipment, net	—	—	245.6	2.2	—	247.8
Intangible assets, net	—	—	26.6	—	—	26.6
Goodwill	—	3.4	47.2	2.2	—	52.8
Investment in subsidiaries	220.7	945.3	—	—	(1,166.0)	—
Other assets	—	12.5	1.0	—	—	13.5

Total assets	$220.7	$966.5	$951.3	$6.7	$(1,166.6)	$978.6

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$—	$110.4	$0.2	$(0.6)	$110.0
Accrued liabilities	—	4.7	23.4	0.6	—	28.7
Payable to parent	—	10.2	—	—	—	10.2
Current portion of long-term debt	—	0.4	0.6	—	—	1.0

Total current liabilities	—	15.3	134.4	0.8	(0.6)	149.9
Long-term debt, less current portion	—	455.0	12.6	—	—	467.6
Deferred income tax liability	—	25.3	45.7	—	—	71.0
Due to parent	—	47.0	—	—	—	47.0
Intercompany payable (receivable)	—	188.0	(231.7)	43.7	—	—
Other long-term liabilities	—	15.2	6.5	0.7	—	22.4

Total liabilities	—	745.8	(32.5)	45.2	(0.6)	757.9

Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 100 shares authorized, issued and outstanding at December 31, 2011	—	—	—	—	—	—
Additional paid-in capital	128.5	128.5	642.6	23.1	(794.2)	128.5
Retained earnings (accumulated deficit)	91.9	91.9	340.8	(61.6)	(371.1)	91.9
Accumulated other comprehensive income	0.3	0.3	0.4	—	(0.7)	0.3

Total stockholder’s equity (deficit)	220.7	220.7	983.8	(38.5)	(1,166.0)	220.7

Total liabilities and stockholder’s equity	$220.7	$966.5	$951.3	$6.7	$(1,166.6)	$978.6

For the Three Months Ended September 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$483.5	$2.3	$(2.1)	$483.7
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	373.2	1.7	(2.1)	372.8

Operating and delivery	—	—	49.3	0.1	—	49.4
Selling, general and administrative	—	1.3	26.3	0.2	—	27.8
Depreciation and amortization	—	—	5.8	—	—	5.8
Gain on sale of property and equipment	—	—	(0.1)	—	—	(0.1)

Operating income (loss)	—	(1.3)	29.0	0.3	—	28.0
Other (income) expense:
Interest expense	—	10.2	—	—	—	10.2
Intercompany charges	—	(7.8)	7.4	0.4	—	—
Equity in earnings of subsidiaries	(13.3)	(15.3)	—	—	28.6	—
Other income, net	—	(0.1)	—	—	—	(0.1)

Income (loss) before income taxes	13.3	11.7	21.6	(0.1)	(28.6)	17.9
Provision (benefit) for income taxes	—	(1.6)	6.2	—	—	4.6

Net income (loss)	$13.3	$13.3	$15.4	$(0.1)	$(28.6)	$13.3
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	0.1	—	0.1

Total other comprehensive income	—	—	—	0.1	—	0.1

Total comprehensive income (loss)	$13.3	$13.3	$15.4	$—	$(28.6)	$13.4

For the Three Months Ended September 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$493.1	$2.6	$(3.4)	$492.3
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	381.4	1.8	(3.4)	379.8

Operating and delivery	—	0.1	43.7	0.2	—	44.0
Selling, general and administrative	—	1.0	27.1	0.2	—	28.3
Depreciation and amortization	—	—	5.0	—	—	5.0
Gain on sale of property and equipment	—	—	(0.1)	—	—	(0.1)

Operating income (loss)	—	(1.1)	36.0	0.4	—	35.3
Other (income) expense:
Interest expense	—	10.1	0.3	—	—	10.4
Intercompany charges	—	(8.6)	8.3	0.3	—	—
Equity in earnings of subsidiaries	(16.0)	(22.2)	—	—	38.2	—
Other expense, net	—	—	0.1	—	—	0.1

Income before income taxes	16.0	19.6	27.3	0.1	(38.2)	24.8
Provision for income taxes	—	3.6	5.2	—	—	8.8

Net income	$16.0	$16.0	$22.1	$0.1	$(38.2)	$16.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	(0.3)	—	—	0.3	(0.3)

Total other comprehensive income (loss)	(0.3)	(0.3)	—	—	0.3	(0.3)

Total comprehensive income	$15.7	$15.7	$22.1	$0.1	$(37.9)	$15.7

For the Nine Months Ended September 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,548.9	$6.0	$(8.8)	$1,546.1
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,198.7	4.4	(8.8)	1,194.3

Operating and delivery	—	0.6	150.4	0.4	—	151.4
Selling, general and administrative	—	2.9	80.0	0.4	—	83.3
Depreciation and amortization	—	—	16.7	—	—	16.7
Gain on sale of property and equipment	—	—	(0.2)	—	—	(0.2)

Operating income (loss)	—	(3.5)	103.3	0.8	—	100.6
Other (income) expense:
Interest expense	—	30.6	0.2	—	—	30.8
Intercompany charges	—	(23.3)	22.5	0.8	—	—
Equity in earnings of subsidiaries	(47.3)	(53.8)	—	—	101.1	—
Other income, net	—	(0.1)	—	—	—	(0.1)

Income before income taxes	47.3	43.1	80.6	—	(101.1)	69.9
Provision (benefit) for income taxes	—	(4.2)	26.8	—	—	22.6

Net income	$47.3	$47.3	$53.8	$—	$(101.1)	$47.3
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	0.1	—	0.1

Total other comprehensive income	—	—	—	0.1	—	0.1

Total comprehensive income	$47.3	$47.3	$53.8	$0.1	$(101.1)	$47.4

For the Nine Months Ended September 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Net sales	$—	$—	$1,433.7	$6.2	$(9.7)	$1,430.2
Operating costs and expenses:
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	—	—	1,097.9	4.2	(9.7)	1,092.4

Operating and delivery	—	0.4	130.0	0.6	—	131.0
Selling, general and administrative	—	4.0	78.7	0.2	—	82.9
Depreciation and amortization	—	—	15.3	0.1	—	15.4

Operating income (loss)	—	(4.4)	111.8	1.1	—	108.5
Other (income) expense:
Interest expense	—	31.7	0.4	—	—	32.1
Intercompany charges	—	(22.7)	21.9	0.8	—	—
Equity in earnings of subsidiaries	(47.9)	(62.0)	—	—	109.9	—
Other expense, net	—	—	0.1	—	—	0.1

Income before income taxes	47.9	48.6	89.4	0.3	(109.9)	76.3
Provision for income taxes	—	0.7	27.7	—	—	28.4

Net income	$47.9	$47.9	$61.7	$0.3	$(109.9)	$47.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	(0.3)	—	—	0.3	(0.3)
Deferred hedging gains	0.1	0.1	—	—	(0.1)	0.1

Total other comprehensive income (loss)	(0.2)	(0.2)	—	—	0.2	(0.2)

Total comprehensive income	$47.7	$47.7	$61.7	$0.3	$(109.7)	$47.7

For the Nine Months Ended September 30, 2012	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$3.1	$44.0	$(0.4)	$—	$46.7

Cash flows from investing activities:
Sales of assets	—	—	0.3	—	—	0.3
Purchases of assets	—	(0.9)	(12.4)	—	—	(13.3)
Acquisition costs, net of cash acquired	—	—	(17.0)	—	—	(17.0)

Net cash used in investing activities	—	(0.9)	(29.1)	—	—	(30.0)

Cash flows from financing activities:
Borrowings on credit facility	—	207.5	—	—	—	207.5
Repayments on credit facility	—	(221.5)	—	—	—	(221.5)
Repayments of long-term debt	—	—	(0.8)	—	—	(0.8)
Deferred financing costs	—	(0.1)	—	—	—	(0.1)
Net change in intercompany balances	—	11.6	(12.0)	0.4	—	—

Net cash (used in) provided by financing activities	—	(2.5)	(12.8)	0.4	—	(14.9)

Net (decrease) increase in cash	—	(0.3)	2.1	—	—	1.8
Cash, beginning of period	—	2.1	3.4	0.4	—	5.9

Cash, end of period	$—	$1.8	$5.5	$0.4	$—	$7.7

For the Nine Months Ended September 30, 2011	Flag Intermediate Holdings Corporation	Metals USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments & Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(33.6)	$(7.7)	$0.7	$(1.7)	$(42.3)

Cash flows from investing activities:
Sales of assets	—	—	0.2	—	—	0.2
Purchases of assets	—	(0.2)	(9.9)	—	—	(10.1)
Acquisition costs, net of cash acquired	—	—	(88.1)	—	—	(88.1)

Net cash used in investing activities	—	(0.2)	(97.8)	—	—	(98.0)

Cash flows from financing activities:
Borrowings on credit facility	—	180.1	—	—	—	180.1
Repayments on credit facility		(42.7)	—			(42.7)
Repayments on long-term debt	—	—	(1.1)	—	—	(1.1)
Deferred financing costs	—	(2.9)	—	—	—	(2.9)
Net change in intercompany balances	—	(112.2)	111.4	(0.9)	1.7	—

Net cash provided by (used in) financing activities	—	22.3	110.3	(0.9)	1.7	133.4

Net (decrease) increase in cash	—	(11.5)	4.8	(0.2)	—	(6.9)
Cash, beginning of period	—	12.5	2.0	0.7	—	15.2

Cash, end of period	$—	$1.0	$6.8	$0.5	$—	$8.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” for cautionary information with respect to such forward-looking statements. Readers should refer to “Risk Factors” included in our Annual Report on Form 10-K for risk factors that may affect future performance.

Overview

All references to the “Company,” “we” or “our” include Flag Intermediate, its wholly-owned subsidiary Metals USA, and the wholly-owned subsidiaries of Metals USA.

We believe that we are a leading provider of value-added processed carbon steel, stainless steel, aluminum and specialty metals, as well as manufactured metal components. For the nine months ended September 30, 2012, approximately 96% of our revenue was derived from our metals service center and processing activities, which are segmented into two groups: Flat Rolled and Non-Ferrous Group and Plates and Shapes Group. The remaining portion of our revenue was derived from our Building Products Group, which principally manufactures and sells aluminum products related to the residential remodeling industry. We purchase metal from primary producers that generally focus on large volume sales of unprocessed metals in standard configurations and sizes. In most cases, we perform the customized, value-added processing services required to meet the specifications provided by end-users. Our Plates and Shapes Group and Flat Rolled and Non-Ferrous Group customers are in multiple industries, including aerospace, automotive, defense, heavy equipment, marine transportation, commercial construction, office furniture manufacturing, and energy and oilfield services. Our Building Products Group customers are primarily distributors and contractors engaged in the residential remodeling industry.

Industry Trends

Metals Service Centers

According to data from the Metals Service Center Institute (“MSCI”), year-to-date actual shipments for the U.S. service center industry through September 2012 were up 3.3% over the same period of 2011. Inventories at September 30, 2012 increased 3.1% over the September 2011 levels. September MSCI data showed an increase in the months supply on hand to 2.8 as of September 30, 2012 from 2.5 as of September 30, 2011.

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

Global steel demand continues to improve gradually in line with the recovery of end user industries. As of October 2012, the World Steel Association forecasted global apparent steel use to increase by 2.1% in 2012. We believe that in the absence of any unanticipated macroeconomic disruptions, no near term catalyst that would materially alter current price and demand trends is visible on the immediate horizon.

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

Results of Operations

The following unaudited consolidated financial information reflects our historical financial statements.

Consolidated Results—Three Months Ended September 30, 2012 Compared to September 30, 2011

	2012	%	2011	%
	(In millions, except percentages)
Net sales	$483.7	100.0%	$492.3	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	372.8	77.1%	379.8	77.1%
Operating and delivery	49.4	10.2%	44.0	8.9%
Selling, general and administrative	27.8	5.7%	28.3	5.7%
Depreciation and amortization	5.8	1.2%	5.0	1.0%
Gain on sale of property and equipment	(0.1)	0.0%	(0.1)	0.0%

Operating income	28.0	5.8%	35.3	7.2%
Interest expense	10.2	2.1%	10.4	2.1%
Other (income) expense, net	(0.1)	0.0%	0.1	0.0%

Income before income taxes	$17.9	3.7%	$24.8	5.0%

Net sales. Net sales decreased $8.6 million, or 1.7%, from $492.3 million for the three months ended September 30, 2011 to $483.7 million for the three months ended September 30, 2012. The decrease was primarily attributable to an 11.9% decrease in average realized prices, partially offset by an 11.7% increase in shipped tonnage for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Net sales for our Building Products Group decreased $1.2 million for the third quarter of 2012 compared to the third quarter of 2011. Results for the quarter ended September 30, 2012 include a full three months of results of operations from the Gregor acquisition, which closed on March 12, 2012. Gregor contributed $2.8 million of incremental sales for the three months ended September 30, 2012.

Carbon steel pricing declined during the third quarter of 2012 compared to the second quarter of 2012 due to an oversupply in the market caused by steel mill utilization rates that were high relative to apparent demand. Reduced stock levels throughout the supply chain resulted in lower mill orders and shorter mill lead times. The decline in pricing also reflects an easing of raw material input costs for mills.

We do not expect any significant increases in steel prices during the remainder of 2012, as the fourth quarter is typically seasonally weaker in terms of demand due to fewer shipping days. We expect demand trends to remain stable, adjusted downward for normal seasonality, based on current end market demand and macroeconomic conditions.

Cost of sales. Cost of sales decreased $7.0 million, or 1.8%, from $379.8 million for the three months ended September 30, 2011 to $372.8 million for the three months ended September 30, 2012. The decrease was primarily attributable to an 11.9% decrease in average cost per ton, partially offset by an 11.7% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Cost of sales for our Building

Products Group decreased $1.2 million, or 6.9%, for the third quarter of 2012 compared to the third quarter of 2011. The Gregor acquisition added $0.9 million of incremental cost of sales for the quarter ended September 30, 2012. Cost of sales as a percentage of net sales remained unchanged at 77.1% for the three months ended September 30, 2012 compared to the same period of 2011.

Operating and delivery. Operating and delivery expenses increased $5.4 million, or 12.3%, from $44.0 million for the three months ended September 30, 2011 to $49.4 million for the three months ended September 30, 2012. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $2.7 million and higher freight costs of approximately $0.6 million. Gregor added $0.7 million of incremental operating and delivery expenses for the third quarter of 2012. As a percentage of net sales, operating and delivery expenses increased from 8.9% for the three months ended September 30, 2011 to 10.2% for the three months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses decreased $0.5 million, or 1.8%, from $28.3 million for three months ended September 30, 2011 to $27.8 million for the three months ended September 30, 2012. The decrease was primarily attributable to lower incentive compensation expense and lower employee benefit expenses of $1.1 million, partially offset by $0.5 million of incremental selling, general and administrative expenses attributable to the Gregor acquisition for the third quarter of 2012. As a percentage of net sales, selling, general and administrative expenses remained level at 5.7% for the three months ended September 30, 2012 compared to the same period of 2011.

Depreciation and amortization. Depreciation and amortization expense increased $0.8 million, or 16.0%, from $5.0 million for the three months ended September 30, 2011 to $5.8 million for the three months ended September 30, 2012. The increase was primarily due to higher amortization of acquired intangible assets associated with our recent acquisitions, and to a lesser extent to the increase in our fixed asset base from our growth through acquisitions and from increased capital spending, partially offset by the aging of existing equipment and lower depreciation associated with the in-place fixed asset base. Net intangible assets as of September 30, 2012 were $31.2 million compared to $27.2 million as of September 30, 2011. Net property and equipment as of September 30, 2012 was $250.0 million compared to $241.4 million as of September 30, 2011. As a percentage of net sales, depreciation and amortization expense increased from 1.0% for the three months ended September 30, 2011 to 1.2% for the three months ended September 30, 2012.

Operating income. Operating income decreased $7.3 million, or 20.7%, from $35.3 million for the three months ended September 30, 2011 to $28.0 million for the three months ended September 30, 2012. The decrease was primarily a result of the increase in variable operating costs that have accompanied stronger sales volumes, in addition to lower average selling prices. As a percentage of net sales, operating income decreased from 7.2% for the three months ended September 30, 2011 to 5.8% for the three months ended September 30, 2012.

Interest expense. Interest expense was $10.2 million for the three months ended September 30, 2012 compared to $10.4 million for the three months ended September 30, 2011. The weighted average outstanding balance on our ABL facility for the third quarter of 2012 was $241.6 million compared to $242.1 million for the third quarter of 2011. The weighted average facility rate decreased from 2.62% to 2.41% between the two periods.

Consolidated Results—Nine Months Ended September 30, 2012 Compared to September 30, 2011

	2012	%	2011	%
	(In millions, except percentages)
Net sales	$1,546.1	100.0%	$1,430.2	100.0%
Cost of sales (exclusive of operating and delivery, and depreciation and amortization shown below)	1,194.3	77.2%	1,092.4	76.4%
Operating and delivery	151.4	9.8%	131.0	9.2%
Selling, general and administrative	83.3	5.4%	82.9	5.8%
Depreciation and amortization	16.7	1.1%	15.4	1.1%
Gain on sale of property and equipment	(0.2)	0.0%	—	—

Operating income	100.6	6.5%	108.5	7.6%
Interest expense	30.8	2.0%	32.1	2.2%
Other (income) expense, net	(0.1)	0.0%	0.1	0.0%

Income before income taxes	$69.9	4.5%	$76.3	5.3%

Net sales. Net sales increased $115.9 million, or 8.1%, from $1,430.2 million for the nine months ended September 30, 2011 to $1,546.1 million for the nine months ended September 30, 2012. The increase was primarily attributable to a 12.0% increase in shipments, partially offset by a 3.0% decrease in average realized prices for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups. Net sales for our Building Products Group decreased $2.3 million, or 3.5% for the nine months ended September 30, 2012 compared to the same period of 2011. Results for the nine months ended September 30, 2012 include operating results from the Gregor acquisition, which closed on March 12, 2012. In addition, results for the nine months ended September 30, 2012 include a full nine months of operating results from the Trident acquisition, which closed on March 11, 2011. Gregor and Trident contributed a combined $47.8 million of incremental sales for the nine months ended September 30, 2012. Excluding the Gregor and Trident acquisitions, net sales increased $68.1 million, or 5.1%, for the nine months ended September 30, 2012 compared to the same period of 2011, which primarily resulted from an 11.6% increase in shipments partially offset by a 5.4% decrease in average realized prices.

The increase in volumes is attributable to the cyclical nature of the metal consuming industries supported by our products and services. The economic recovery that has continued through the first nine months of 2012 has translated into increased metal consumption as industrial production continues to gradually expand. We expect sequential quarter demand trends to remain stable, adjusted downward for normal seasonality, based on current end market demand and macroeconomic conditions.

Cost of sales. Cost of sales increased $101.9 million, or 9.3%, from $1,092.4 million for the nine months ended September 30, 2011 to $1,194.3 million for the nine months ended September 30, 2012. The increase was primarily attributable to a 12.0% increase in shipments for our Flat Rolled and Non-Ferrous and Plates and Shapes Groups, partially offset by a 1.8% decrease in average cost per ton. Cost of sales for our Building Products Group decreased $1.6 million, or 3.4%. The Gregor and Trident acquisitions added a combined $32.9 million of incremental cost of sales for the nine months ended September 30, 2012. Excluding the Gregor and Trident acquisitions, shipments increased 11.6% and average cost per ton decreased 3.9% over the same period of 2011. The increase in volumes that contributed to higher cost of sales during the first nine months of 2012 was primarily attributable to the factors that affected the increase in net sales discussed above. Cost of sales as a percentage of net sales increased from 76.4% for the nine months ended September 30, 2011 to 77.2% for the same period of 2012.

Operating and delivery. Operating and delivery expenses increased $20.4 million, or 15.6%, from $131.0 million for the nine months ended September 30, 2011 to $151.4 million for the nine months ended September 30, 2012. The increase was a result of higher variable costs associated with increased shipments, most notably higher labor costs of approximately $8.9 million and higher freight costs of approximately $3.2 million. Gregor and Trident added a combined $11.0 million of incremental operating and delivery expenses for the first nine months of 2012. As a percentage of net sales, operating and delivery expenses increased from 9.2% for the nine months ended September 30, 2011 to 9.8% for the nine months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses increased $0.4 million from $82.9 million for the nine months ended September 30, 2011 to $83.3 million for the nine months ended September 30, 2012. We incurred costs of $0.6 million which were primarily attributable to the Gregor acquisition, which closed in March 2012. The Gregor and Trident acquisitions added a combined $2.1 million of incremental selling, general and administrative expenses for the first nine months of 2012. As a percentage of net sales, selling, general and administrative expenses decreased from 5.8% for the nine months ended September 30, 2011 to 5.4% for the nine months ended September 30, 2012.

Depreciation and amortization. Depreciation and amortization expense increased $1.3 million, or 8.4%, from $15.4 million for the nine months ended September 30, 2011 to $16.7 million for the nine months ended September 30, 2012. The increase was primarily due to higher amortization of acquired intangible assets associated with our recent acquisitions, and to a lesser extent to the increase in our fixed asset base from our growth through acquisitions and from increased capital spending, partially offset by the aging of existing equipment and lower depreciation associated with the in-place fixed asset base. Net intangible assets as of September 30, 2012 were $31.2 million compared to $27.2 million as of September 30, 2011. Net property and equipment as of September 30, 2012 was $250.0 million compared to $241.4 million as of September 30, 2011. As a percentage of net sales, depreciation and amortization expense was 1.1% for the nine months ended September 30, 2012 and 2011.

Operating income. Operating income decreased $7.9 million, or 7.3%, from $108.5 million for the nine months ended September 30, 2011 to $100.6 million for the nine months ended September 30, 2012. The decrease was primarily a result of the increase in variable operating costs that have accompanied stronger sales volumes, in addition to lower average selling prices. As a percentage of net sales, operating income decreased from 7.6% for the nine months ended September 30, 2011 to 6.5% for the nine months ended September 30, 2012.

Interest expense. Interest expense was $30.8 million for the nine months ended September 30, 2012, compared to $32.1 million for the same period of 2011. Although the weighted average outstanding balance on our ABL facility increased from $207.1 million for the nine months ended September 30, 2011 to $254.8 million for the nine months ended September 30, 2012, the weighted average facility rate decreased from 2.93% to 2.48% between the two periods. Borrowings under the ABL facility were used to fund the Gregor acquisition, in addition to higher working capital needs between the two periods.

Segment Results—Three Months Ended September 30, 2012 Compared to September 30, 2011

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2012:
Plates and Shapes	$195.6	$177.5	$18.1	$2.8	152	7
Flat Rolled and Non-Ferrous	266.7	251.2	15.5	1.8	174	51
Building Products	23.5	22.1	1.4	—	—	—
Corporate and other	(2.1)	4.9	(7.0)	0.2	(3)	—

Total	$483.7	$455.7	$28.0	$4.8	323	58

2011:
Plates and Shapes	$191.3	$171.3	$20.0	$1.9	139	7
Flat Rolled and Non-Ferrous	279.7	259.1	20.6	4.5	168	30
Building Products	24.7	23.8	0.9	—	—	—
Corporate and other	(3.4)	2.8	(6.2)	—	(3)	—

Total	$492.3	$457.0	$35.3	$6.4	304	37

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $4.3 million, or 2.2%, from $191.3 million for the three months ended September 30, 2011 to $195.6 million for the three months ended September 30, 2012. The increase was primarily attributable to an 8.9% increase in shipped tonnage, partially offset by a 6.1% decrease in average realized prices for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Selling prices for our Plates and Shapes Group are more transactional in nature and are therefore affected to a greater extent by short term changes in mill pricing, as opposed to our Flat Rolled and Non-Ferrous Group, which conducts a larger percentage of its business on a contractual basis, allowing for a longer time lag between mill price changes and their effect on selling prices. Although we experienced downward price momentum during the third quarter of 2012, end-user demand improved compared to the third quarter of 2011 as evidenced by stronger shipping volumes. Specific sectors that continue to show strong demand are energy and oilfield services, construction heavy equipment, defense, and marine cargo transport vessels.

Operating costs and expenses increased $6.2 million, or 3.6%, from $171.3 million for the three months ended September 30, 2011 to $177.5 million for the three months ended September 30, 2012. The increase was primarily attributable to an 8.9% increase in shipped tonnage, partially offset by a 5.2% decrease in average cost per ton for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Operating costs and expenses as a percentage of net sales increased from 89.5% for the three months ended September 30, 2011 to 90.7% for the three months ended September 30, 2012.

Operating income decreased $1.9 million, or 9.5%, from $20.0 million for the three months ended September 30, 2011 to $18.1 million for the three months ended September 30, 2012. The decrease primarily resulted from a decrease in margins attributable to lower mill prices, in addition to higher variable operating costs associated with increased shipments. Operating income as a percentage of net sales decreased from 10.5% for the three months ended September 30, 2011 to 9.3% for the three months ended September 30, 2012.

Flat Rolled and Non-Ferrous. Net sales decreased $13.0 million, or 4.6%, from $279.7 million for the three months ended September 30, 2011 to $266.7 million for the three months ended September 30, 2012. The decrease was primarily attributable to a 16.1% decrease in average realized prices, partially offset by a 13.6% increase in shipments for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Results for the quarter ended September 30, 2012 include $2.8 million of incremental sales from the Gregor acquisition. Toll processed tonnage increased from 30,000 tons during the third quarter of 2011 to 51,000 tons during the third quarter of 2012. Sales of non-ferrous metals accounted for approximately 41% of the segment’s sales product mix for the third quarter of 2012, an amount that was equivalent to the sales of non-ferrous metals for the third quarter of 2011. Our Flat Rolled and Non-Ferrous segment experienced strong demand in the residential and commercial heating and air conditioning equipment, aerospace, office furniture and automotive sectors during the third quarter of 2012.

Operating costs and expenses decreased $7.9 million, or 3.0%, from $259.1 million for the three months ended September 30, 2011 to $251.2 million for the three months ended September 30, 2012. The decrease was primarily attributable to a 16.5% decrease in average cost per ton, partially offset by a 13.6% increase in shipments for the third quarter of 2012 compared to the same period of 2011. The Gregor acquisition contributed $2.5 million of incremental operating costs and expenses to the segment for the third quarter of 2012. Operating costs and expenses as a percentage of net sales increased from 92.6% for the three months ended September 30, 2011 to 94.2% for the three months ended September 30, 2012.

Operating income decreased by $5.1 million, or 24.8%, from $20.6 million for the three months ended September 30, 2011 to $15.5 million for the three months ended September 30, 2012. The decrease was primarily attributable to the decrease in net sales discussed above. Gregor contributed $0.3 million of incremental operating income for the three months ended September 30, 2012. Operating income as a percentage of net sales decreased from 7.4% for the three months ended September 30, 2011 to 5.8% for the same period of 2012.

Building Products. Net sales decreased $1.2 million from $24.7 million for the three months ended September 30, 2011 to $23.5 million for the three months ended September 30, 2012. This segment of our business continues to be affected by lower consumer spending on residential remodeling due to the downturn in the housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak job growth, high unemployment, declining home prices and subdued consumer confidence have contributed to depressed levels of home improvement spending.

Operating costs and expenses decreased $1.7 million from $23.8 million for the three months ended September 30, 2011 to $22.1 million for the three months ended September 30, 2012. Operating costs and expenses as a percentage of net sales decreased from 96.4% for the three months ended September 30, 2011 to 94.0% for the three months ended September 30, 2012.

Operating income was $1.4 million for the three months ended September 30, 2012 compared to $0.9 million for the same period of 2011.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss increased $0.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Higher costs related to employee benefits and financial statement audit fees contributed to the increase.

Segment Results—Nine Months Ended September 30, 2012 Compared to September 30, 2011

	Net Sales	Operating Costs and Expenses	Operating Income (Loss)	Capital Spending	Tons Shipped(1)
					Direct	Toll
	(in millions, except tons)
2012:
Plates and Shapes	$615.6	$551.0	$64.6	$6.4	473	18
Flat Rolled and Non-Ferrous	875.5	821.1	54.4	5.9	584	133
Building Products	63.8	63.1	0.7	0.1	—	—
Corporate and other	(8.8)	10.3	(19.1)	0.9	(11)	—

Total	$1,546.1	$1,445.5	$100.6	$13.3	1,046	151

2011:
Plates and Shapes	$588.1	$521.0	$67.1	$4.2	435	26
Flat Rolled and Non-Ferrous	785.7	724.9	60.8	5.6	519	98
Building Products	66.1	65.8	0.3	0.1	—	—
Corporate and other	(9.7)	10.0	(19.7)	0.2	(9)	—

Total	$1,430.2	$1,321.7	$108.5	$10.1	945	124

(1)	Shipments are expressed in thousands of tons and are not an applicable measure for the Building Products Group.

Plates and Shapes. Net sales increased $27.5 million, or 4.7%, from $588.1 million for the nine months ended September 30, 2011 to $615.6 million for the nine months ended September 30, 2012. The increase was primarily attributable to a 6.5% increase in shipments, partially offset by a 1.7% decrease in average realized prices for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. While we experienced increased demand from the energy and oilfield services, construction heavy equipment, defense, and marine cargo transport vessel end markets during the first nine months of 2012, the non-residential construction sector, which has been a key metal consuming end market for us in the past, continued to experience lower demand by historical standards.

Operating costs and expenses increased $30.0 million, or 5.8%, from $521.0 million for the nine months ended September 30, 2011 to $551.0 million for the nine months ended September 30, 2012. The increase was primarily attributable to a 6.5% increase in shipments, partially offset by a 0.4% decrease in the average cost per ton for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Operating costs and expenses as a percentage of net sales increased from 88.6% for the nine months ended September 30, 2011 to 89.5% for the nine months ended September 30, 2012.

Operating income decreased $2.5 million, or 3.7%, from $67.1 million for the nine months ended September 30, 2011 to $64.6 million for the nine months ended September 30, 2012. The decrease primarily resulted from an increase in variable operating costs and expenses attributable to higher volumes. Operating income as a percentage of net sales decreased from 11.4% for the nine months ended September 30, 2011 to 10.5% for the nine months ended September 30, 2012.

Flat Rolled and Non-Ferrous. Net sales increased $89.8 million, or 11.4%, from $785.7 million for the nine months ended September 30, 2011 to $875.5 million for the nine months ended September 30, 2012. The Gregor and Trident acquisitions contributed a combined $47.8 million of incremental sales for the nine months ended September 30, 2012. The remaining increase was primarily attributable to a 15.6% increase in shipments, partially offset by an 8.2% decrease in average realized prices for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Toll processed tonnage increased from 98,000 tons during the first nine months of 2011 to 133,000 tons during the same period of 2012. Sales of non-ferrous metals accounted for approximately 39% of the segment’s sales product mix for the first nine months of 2012 and 2011. Our Flat Rolled and Non-Ferrous segment experienced strong demand in the residential and commercial heating and air conditioning equipment, aerospace, office furniture and automotive sectors during the first nine months of 2012.

Operating costs and expenses increased $96.2 million, or 13.3%, from $724.9 million for the nine months ended September 30, 2011 to $821.1 million for the nine months ended September 30, 2012. The Gregor and Trident acquisitions contributed a combined $48.4 million of incremental operating costs and expenses to the segment for the first nine months of 2012. The remaining increase was primarily attributable to a 15.6% increase in shipments, partially offset by a 6.7% decrease in average cost per ton. Operating costs and expenses as a percentage of net sales increased from 92.3% for the nine months ended September 30, 2011 to 93.8% for the nine months ended September 30, 2012.

Operating income decreased $6.4 million, or 10.5%, from $60.8 million for the nine months ended September 30, 2011 to $54.4 million for the nine months ended September 30, 2012. The decrease was primarily attributable to higher variable operating costs and expenses associated with the increase in volumes, combined with the decrease in average realized prices discussed above. Operating income as a percentage of net sales decreased from 7.7% for the nine months ended September 30, 2011 to 6.2% for the same period of 2012.

Building Products. Net sales decreased $2.3 million, or 3.5%, from $66.1 million for the nine months ended September 30, 2011 to $63.8 million for the nine months ended September 30, 2012. This segment of our business continues to be affected by lower consumer spending on residential remodeling due to the downturn in the housing market. Although lower financing costs are reducing the cost of financing home improvement projects, weak job growth, high unemployment, declining home prices and subdued consumer confidence have contributed to depressed levels of home improvement spending.

Operating costs and expenses decreased $2.7 million, or 4.1%, from $65.8 million for the nine months ended September 30, 2011 to $63.1 million for the nine months ended September 30, 2012. Operating income increased from $0.3 million for the nine months ended September 30, 2011 to $0.7 million for the nine months ended September 30, 2012.

Corporate and other. This category reflects certain administrative costs and expenses management has not allocated to its industry segments. These costs include compensation for executive officers, insurance, professional fees for audit, tax and legal services and data processing expenses. The negative net sales amount represents the elimination of intercompany sales. The operating loss decreased $0.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due primarily to lower professional fees associated with acquisitions.

Liquidity and Capital Resources

Our primary sources of short-term liquidity are borrowings under the ABL facility and our cash flow from operations. We believe these resources will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Our borrowing availability fluctuates daily with changes in eligible accounts receivable and inventory, less outstanding borrowings and letters of credit. See “—Financing Activities” below. As of September 30, 2012, we had $447.1 million of eligible collateral, $213.7 million in outstanding advances, $20.2 million in open letters of credit and $213.2 million of additional borrowing capacity. As of September 30, 2012, we had $7.7 million of cash on hand.

We generally meet long-term liquidity requirements, the repayment of debt and investment funding needs, through additional borrowings under the ABL facility and the issuance of debt securities. As of September 30, 2012, our debt consisted of $213.7 million of outstanding borrowings under the ABL facility, $226.3 million principal amount of the Metals USA Notes, IRBs with $12.4 million principal amount outstanding and $1.4 million of capital leases and other obligations. We believe that cash flow from operations, supplemented by borrowing availability under the ABL facility, will be sufficient to enable us to meet our debt service and operational obligations as they come due for at least the next twelve months.

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

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $488.0 million at December 31, 2011 to $512.9 million at September 30, 2012.

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

The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed consolidated statements of cash flows included in our condensed consolidated financial statements for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, net cash provided by operating activities was $46.7 million. Our working capital increased during the first six months of 2012 as we experienced a modest increase in mill pricing and stable end market demand during the period. Our working capital needs decreased during the three months ended September 30, 2012, as we experienced a falling price environment and more subdued end market demand. Lower investments in working capital translated to an increase in net cash provided by operating activities. During the nine months ended September 30, 2011, net cash used in operating activities was $42.3 million. This amount was primarily attributable to increases in accounts receivable and inventories. Changes in working capital during the first nine months of 2011 reflected accelerating demand in the industrial economy in line with cyclical recovery momentum. As a consequence, our working capital needs increased along with increasing demand and prices.

Net cash used in investing activities was $30.0 million for the nine months ended September 30, 2012, and consisted primarily of $17.0 million of acquisition costs for the Gregor acquisition, which closed on March 12, 2012, and capital expenditures of $13.3 million. Net cash used in investing activities was $98.0 million for the nine months ended September 30, 2011, and consisted primarily of $88.1 million of cash paid for the Trident acquisition and capital expenditures of $10.1 million.

Net cash used in financing activities was $14.9 million for the nine months ended September 30, 2012, which consisted primarily of net repayments on the ABL facility of $14.0 million, in addition to $0.1 million of cash paid for loan financing costs and $0.8 million of debt repayments. Net cash provided by financing activities was $133.4 million for the nine months ended September 30, 2011, which consisted of net borrowings on the ABL facility of $137.4 million offset by $2.9 million of cash paid for loan financing costs and $1.1 million of debt repayments.

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

Fixed Charge Coverage Ratio

Under the ABL facility, the FCCR is determined on a trailing four-quarter basis, by dividing (1) the Adjusted EBITDA of Metals USA minus income taxes paid in cash minus non-financed capital expenditures by (2) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt paid by Metals USA. Should borrowing availability under the ABL facility fall below Minimum Availability, we must maintain a FCCR of at least 1.0 to 1.0, measured on a trailing four-quarter basis. As of September 30, 2012, our borrowing availability under the ABL facility was $213.2 million. In addition, the FCCR is an important measure of our liquidity and affects our ability to take certain actions, including paying dividends to stockholders and making acquisitions.

Because access to debt capital is currently and in the future will continue to be important to us, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with the covenants in our debt agreements. Failure to comply with the FCCR covenant of the ABL facility can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As of September 30, 2012, our FCCR was 2.57.

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

Pro Forma Adjusted EBITDA

Pro Forma Adjusted EBITDA is defined as Adjusted EBITDA (as discussed above) with additions for the Adjusted EBITDA of recent acquisitions as though we owned those businesses for the twelve-month period ended September 30, 2012. Pro Forma Adjusted EBITDA, as defined in our debt agreements, is a non-GAAP measure used in the calculation of our Consolidated Total Debt Ratio, as defined by the Metals USA Notes Indenture. As of September 30, 2012, our Consolidated Total Debt Ratio was 3.19 based on a trailing twelve-month Pro Forma Adjusted EBITDA of $156.8 million.

Our inability to satisfy the terms of the negative covenants in our debt agreements do not, by themselves, constitute covenant violations or events of default. Rather, they are event-related restrictions that may limit or prohibit the Company from taking certain corporate actions. As of September 30, 2012, we were not restricted under any of the negative covenants in our debt agreements.

Limitations of Adjusted EBITDA

There are material limitations associated with making the adjustments to our earnings to calculate Adjusted EBITDA and using such a non-GAAP financial measure as compared to the most directly comparable GAAP financial measure. For instance, Adjusted EBITDA does not include:

•	interest expense, and because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, income tax expense is a necessary element of our costs and ability to operate; and

•	depreciation and amortization expense, and because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue.

In addition, fixed charges should not be considered an alternative to interest expense.

Below is a reconciliation of net income to EBITDA, Adjusted EBITDA, Pro Forma Adjusted EBITDA, and net cash used in operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2012	2011	2012	2011	2012
	(in millions, except ratios)
Net income	$13.3	$16.0	$47.3	$47.9	$60.6
Depreciation and amortization(1)	6.2	5.5	18.2	16.9	24.6
Interest expense	10.2	10.4	30.8	32.1	40.9
Provision for income taxes	4.6	8.8	22.6	28.4	26.0
Other (income) expense	(0.1)	0.1	(0.1)	0.1	(0.1)

EBITDA	34.2	40.8	118.8	125.4	152.0
Covenant defined adjustments:
Facilities closure and severance costs(2)	—	—	—	0.6	—
Non-cash employee benefit expense(3)	0.6	0.4	1.8	1.2	3.0
Acquisition expenses(4)	0.1	0.1	0.6	1.5	0.7

Adjusted EBITDA(5)	34.9	41.3	121.2	128.7	155.7
Pro forma acquisition adjustments(6)	—	—	—	—	1.1

Pro Forma Adjusted EBITDA(7)	34.9	41.3	121.2	128.7	156.8
Gain on sale of property and equipment	(0.1)	(0.1)	(0.2)	—	(0.2)
Provision for bad debts	0.7	0.6	1.7	2.2	2.4
Amortization of debt issuance costs	0.9	0.7	2.5	2.1	3.3
Deferred income taxes	(1.1)	3.2	0.1	11.9	3.6
Interest expense	(10.2)	(10.4)	(30.8)	(32.1)	(40.9)
Provision for income taxes	(4.6)	(8.8)	(22.6)	(28.4)	(26.0)
Other (income) expense	0.1	(0.1)	0.1	(0.1)	(0.8)
Facilities closure and severance costs	—	—	—	(0.6)	—
Acquisition expenses	(0.1)	(0.1)	(0.6)	(1.5)	(0.7)
Pro forma acquisition adjustments	—	—	—	—	(1.1)
Changes in assets and liabilities	33.9	(21.7)	(24.7)	(124.5)	(24.5)

Net cash provided by (used in) operating activities	$54.4	$4.6	$46.7	$(42.3)	$71.9

Net cash used in investing activities	$(4.7)	$(6.0)	$(30.0)	$(98.0)	$(41.6)

Net cash (used in) provided by financing activities	$(48.8)	$0.5	$(14.9)	$133.4	$(30.9)

Fixed charge coverage ratio numerator(5)	$99.4	$117.8	$99.4	$117.8	$99.4
Fixed charge coverage ratio denominator(5)	$38.7	$42.4	$38.7	$42.4	$38.7
Fixed charge coverage ratio(5)	2.57	2.78	$2.57	2.78	$2.57

(1)	Includes depreciation for the Building Products Group that is included in cost of sales.
(2)	Represents charges in the Plates and Shapes Group for severance costs and other facility closure costs incurred in the first quarter of 2011.
(3)	Primarily non-cash stock-based compensation expense.
(4)	Primarily related to the acquisition of Trident, which closed in March 2011, and Gregor, which closed in March 2012.
(5)	As defined by the ABL facility.
(6)	Represents adjustments for the Gregor acquisition as though we owned the business for the twelve-month period ended September 30, 2012.
(7)	Pro Forma Adjusted EBITDA, as defined in our credit agreements, which is used in the calculation of our Consolidated Total Debt Ratio, as defined in the Metals USA Notes Indenture.

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

On March 9, 2011, we activated $25.0 million of the FILO tranche under the ABL facility. The ABL facility initially permitted us to borrow on a revolving basis through the earlier of November 30, 2015 and 60 days prior to the scheduled maturity of the Metals USA Notes, unless the Metals USA Notes are refinanced to a date more than 5 years and 60 days after the closing date of the ABL facility and/or repaid prior to such date. Substantially all of our subsidiaries are borrowers under the ABL facility.

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

As of September 30, 2012, we had $447.1 million of eligible collateral, $213.7 million in outstanding advances, $20.2 million in open letters of credit and $213.2 million of additional borrowing capacity. As of September 30, 2012, we had $7.7 million of cash on hand.

As of October 30, 2012, we had $435.7 million of eligible collateral, $232.3 million in outstanding advances, $20.2 million in open letters of credit and $183.2 million of additional borrowing capacity. As of October 30, 2012, we had approximately $8.3 million of cash on hand.

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

Interest Rate and Fees. At Metals USA’s option, interest accrues on the loans made under the ABL facility at either LIBOR plus a specified margin (set at 1.75% (3.25% for the FILO tranche) as of September 30, 2012), or the base rate (which is based off of the federal funds rate plus 0.50%, Bank of America’s prime rate or LIBOR plus 1.00%), plus a specified margin (set at 0.75% (2.25% for the FILO tranche) as of September 30, 2012). Under the ABL facility amendment that was executed on August 10, 2011, the specified margins over LIBOR were reduced by 75 basis points for the Tranche A commitments and 62.5 basis points for the FILO tranche. The marginal rates vary based on our average monthly excess availability (as defined in the ABL Credit Agreement). The applicable base rate and the effective LIBOR rate for the loans made under the ABL facility were 3.25% and 0.36%, respectively, as of September 30, 2012.

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

Certain Conditions Precedent and Covenants. As a condition precedent to any borrowing or issuance of a letter of credit, a material adverse effect shall not have occurred or exist. The ABL facility contains customary representations, warranties and covenants, including limitations on our ability to incur or guarantee additional debt, subject to certain exceptions, pay dividends, or make redemptions and repurchases, with respect to capital stock, repay debt, create or incur certain liens, make certain loans or investments, make acquisitions or investments, engage in mergers, acquisitions or asset sales, and engage in certain transactions with affiliates. The ABL facility requires a lock-box arrangement for collection of accounts receivable and proceeds from sales of inventory. Metals USA may make withdrawals from the lock-box unless an event of default exists or borrowing availability is less than the greater of (i) $50.0 million and (ii) 12.5% of the lesser of (A) the borrowing base (not to exceed $62.5 million) and (B) the aggregate commitment. We do not have to maintain a minimum FCCR as long as our borrowing availability is greater than or equal to the Minimum Availability, defined as the greater of (i) $45.0 million and (ii) 10% of the lesser of the borrowing base and the aggregate commitment. We must maintain an FCCR of at least 1.0 to 1.0 if borrowing availability falls below the Minimum Availability. For purposes of determining covenant compliance, the FCCR is determined by dividing (i) the sum of Adjusted EBITDA (as defined in the ABL Credit Agreement) minus income taxes paid in cash (excluding certain specified deferred taxes) minus non-financed capital expenditures by (ii) the sum of certain distributions paid in cash, cash interest expense and scheduled principal reductions on debt, and is calculated based on such amounts for the most recent period of four consecutive fiscal quarters for which financial statements are available. FCCR and Adjusted EBITDA are each calculated on a pro forma basis. As of September 30, 2012, our FCCR was 2.57. We were in compliance with all covenants as of September 30, 2012.

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

The Metals USA Notes Indenture contains certain customary events of default, including (subject, in some cases, to customary cure period thresholds) defaults based on (i) the failure to make payments under the Metals USA Notes Indenture when due, (ii) breach of covenants, (iii) cross-defaults to other material indebtedness, (iv) bankruptcy events and (v) material judgments. We were in compliance with all covenants as of September 30, 2012.

On October 24, 2012, Metals USA announced that it will seek to enter into a new term loan in an amount of approximately $275.0 million. The proceeds of the term loan would be used to refinance the Metal USA Notes; to reduce borrowings under the ABL facility; to pay costs, expenses and fees associated with the new term loan and the Metals USA Notes refinancing; and for general corporate purposes, including working capital. The timing and size of the potential new term loan and the use of proceeds thereof are subject to market and other conditions, and we can make no assurances that such actions will take place at any specific time or at all.

Industrial Revenue Bonds

Metals USA is a conduit bond obligor on IRBs issued by the municipalities of Muskogee, Oklahoma and Jeffersonville, Indiana. The IRBs are secured by certain real estate, leasehold improvements and equipment acquired with proceeds from the IRBs. The Muskogee IRB is due in one lump sum of $5.7 million on May 1, 2023. The Jeffersonville IRBs had principal amounts outstanding of $4.0 million and $2.7 million as of September 30, 2012, and are being redeemed in varying amounts annually through August 2021 and December 2027, respectively. The interest rates assessed on the IRBs vary from month to month. As of September 30, 2012, the weighted average variable interest rate on the IRBs was 0.45%. The IRBs place various restrictions on certain of our subsidiaries, including but not limited to maintenance of required insurance coverage, maintenance of certain financial ratios, limits on capital expenditures and maintenance of tangible net worth and are supported by letters of credit. We were in compliance with all covenants as of September 30, 2012.

Intercompany Loan Agreement

Metals USA Holdings has made advances to Metals USA through the Loan Agreement, which totaled $47.0 million as of June 30, 2012 and December 31, 2011. The advances have been primarily to accommodate working capital expansion and the acquisition of J. Rubin in June 2010. In June 2011, the Loan Agreement was amended to extend the maturity date to June 15, 2017, and to modify the rate at which borrowings under the Loan Agreement bear interest to LIBOR plus 6.00% per annum. The aggregate amount of Metals USA Holdings’ commitment under the Loan Agreement is $50.0 million. For the three month periods ended September 30, 2012 and 2011, Metals USA recognized $1.1 million of interest expense related to the Loan Agreement. For the nine months ended September 30, 2012 and 2011, Metals USA recognized $3.4 million and $4.5 million of interest expense related to the Loan Agreement, respectively.

Restricted Payments

Both the ABL Credit Agreement and the Metals USA Notes Indenture contain restrictions as to the payment of dividends. Under the ABL Credit Agreement, general distributions are unlimited if the FCCR is at least 1.1:1.0 and availability (including a 30 day lookback) exceeds the greater of (i) $50.0 million and (ii) 15% of the lesser of the borrowing base (not to exceed $75.0 million) and the aggregate commitments. As of September 30, 2012, our FCCR as defined in the ABL Credit Agreement was 2.57, and our borrowing availability was $213.2 million.

As of September 30, 2012, $53.3 million was available for general distribution under the restricted payment covenant contained in the Metals USA Notes Indenture. As of September 30, 2012, Flag Intermediate and its wholly-owned subsidiary, Metals USA, had $270.0 million of total stockholder’s equity.

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

On October 22, 2012, the Board of Directors of Metals USA Holdings authorized the initiation of a regular annual cash dividend payable on Metals USA Holdings’ common stock, to be declared and paid quarterly. The Board of Directors also declared Metals USA Holdings’ first regular quarterly cash dividend in the amount of $0.06 per share, to be paid on November 27, 2012 to stockholders of record as of the close of business on November 13, 2012. The declaration and payment of any future dividends will be at the discretion of the Board of Directors of Metals USA Holdings, subject to the Company’s financial results, cash requirements, and other factors deemed relevant by the Board of Directors. The initiation of this new dividend policy is not a guarantee that a dividend will be declared or paid in any particular period in the future.

Off-Balance Sheet Arrangements

We were not engaged in off-balance sheet arrangements through any unconsolidated, limited purpose entities and no material guarantees of debt or other commitments to third parties existed as of September 30, 2012.

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

Inventories

As of September 30, 2012 we had inventories of $426.4 million. Inventories are stated at the lower of cost or market (“LCM”). Our inventories are accounted for using a variety of methods including specific identification, average cost and the first-in, first-out method of accounting. Under the LCM concept, the Company is required to recognize an additional expense in cost of sales in the current period for any inventory whose replacement cost has declined below its carrying cost.

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

Our exposure to market risk for changes in interest rates relates primarily to the ABL facility, which is subject to variable interest rates. As of September 30, 2012, outstanding borrowings under the ABL facility were $213.7 million. Based on the weighted average borrowings outstanding on the ABL facility during the nine months ended September 30, 2012, a one percent increase or decrease in the weighted average facility rate would have resulted in a change to pretax interest expense of approximately $1.8 million for the period.

At September 30, 2012, $226.3 million aggregate principal amount of Metals USA Notes were outstanding with a fixed interest rate of 11 1/8%. Changes in market interest rates will not impact cash interest payable on the Metals USA Notes. At September 28, 2012, the Metals USA Notes were traded at approximately 103.13% of face value, based on quoted market prices.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 8, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 8, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Executive Officer Metals USA, Inc., dated November 8, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 8, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of Flag Intermediate Holdings Corporation, dated November 8, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Flag Intermediate Holdings Corporation, dated November 8, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of Metals USA, Inc., dated November 8, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of Metals USA, Inc., dated November 8, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAG INTERMEDIATE HOLDINGS CORPORATION

Date: November 8, 2012	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METALS USA, INC.

Date: November 8, 2012	By:	/S/ ROBERT C. MCPHERSON, III
Robert C. McPherson, III Senior Vice President and Chief Financial Officer